Form 10-Q
period 2021-02-28
Sandy Springs Holdings, Inc.
filed 2021-04-15
CIK 1829311

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-56220

SANDY SPRINGS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-3986354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2030 Powers Ferry Road SE Suite 212, Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (404) 816-8240

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☒     No ☐

The number of shares outstanding of the registrant’s common stock as of March 25, 2021, was 480,202,774 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

PART I - FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions, or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Sandy Springs Holdings, Inc. a Delaware corporation unless the context requires otherwise.

Item 1. Financial Statements.

Index to Financial Statements

Page
CONDENSED FINANCIAL STATEMENTS:

Consolidated Balance Sheets, February 28, 2021 (unaudited), and August 31, 2020	5

Unaudited Consolidated Statements of Operations, for the Three and Six Months Ended February 28, 2021	6

Unaudited Consolidated Statements of Changes in Stockholders’ (Deficit), for the Three Months and Six Months Ended February 28, 2021, and August 31, 2020	7

Unaudited Consolidated Statements of Cash Flows, for the Nine Months Ended February 28, 2021	8

Notes to the Unaudited Interim Consolidated Financial Statements	9

Sandy Springs Holdings, Inc.

Balance Sheets

	February 28,	August 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	2,871	$1,930
Total assets	$2,871	$1,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued interest-related party	$9,843	$1,558
Loans payable-related party	74,447	50,447
Total current liabilities	84,290	52,005
Total liabilities	84,290	52,005

Commitments and contingencies	–	–

Stockholders' Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized; 480,202,774 issued and outstanding as of February 28, 2021 and August 31, 2020, respectively	48,020	48,020
Additional paid-in capital	209,000	209,000
Retained earnings deficit	(338,439)	(307,095)
Total stockholders' equity	(81,419)	(50,075)
Total liabilities and equity	$2,871	$1,930

The accompanying notes are an integral part of the consolidated financial statements.

Sandy Springs Holdings, Inc.

Statements of Operations

	Three months	Six months
	ended	ended
	February 28, 2021	February 28, 2021
	(unaudited)	(unaudited)
Operating expenses:
General and administrative	$5,349	$22,559
Related party compensation	500	500
Total operating expenses	5,849	23,059
Income (loss) from operations	(5,849)	(23,059)
Other income (expense)
Interest expense	(4,519)	(8,286)
Other income (expense), net	(4,519)	(8,286)
Income loss from operations	(10,368)	(31,345)
Income taxes	–
Net loss	$(10,368)	$(31,345)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	480,202,774	480,202,774

The accompanying notes are an integral part of the consolidated financial statements.

Sandy Springs Holdings, Inc.

Consolidated Statements of Cash Flows

Six months
ended
February 28, 2021
(unaudited)

Cash flows from operating activities
Net loss	$(31,345)
Change in balance sheet accounts
Accrued interest	8,286
Net cash provided by (used in) operating activities	(23,059)

Cash flows from financing activities:
Related party loans	24,000
Net cash provided by (used in) financing activities	24,000

Net increase (decrease) in cash and cash equivalents	941
Cash and cash equivalents at beginning of period	1,930
Cash and cash equivalents at end of period	$2,871

Supplemental disclosure of cash flow information:
Cash paid for interest	$–
Cash paid for income taxes	$–

The accompanying notes are an integral part of the consolidated financial statements.

Sandy Springs Holdings, Inc.

Statements of Changes in Stockholders' Equity

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Value	Capital	Earnings	Equity
Balance, July 15, 2020	480,202,774	$48,020	$209,000	$(305,537)	$(48,517)

Net income (loss)	–	–	–	(1,558)	(1,558)

Balance, August 31, 2020	480,202,774	$48,020	$209,000	$(307,095)	$(50,075)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Value	Capital	Earnings	Equity
Balance, August 31, 2020	480,202,774	$48,020	$209,000	$(307,095)	$(50,075)

Net income (loss)				(20,976)	(20,976)

Balance, November 30, 2020	480,202,774	$48,020	$209,000	$(328,071)	$(71,051)

Net income (loss)				(10,368)	(10,368)

Balance, February 28, 2021	480,202,774	$48,020	$209,000	$(338,439)	$(81,419)

The accompanying notes are an integral part of the consolidated financial statements.

SANDY SPRINGS HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sandy Springs Holdings, Inc. (“SSH” or the “Company”) is a newly formed Delaware Corporation that commenced operations on July 16, 2020. The Company was formed as part of a Delaware reorganization that occurred as follows:

RESS of Delaware and Sandy Springs Holdings Inc. were incorporated in Delaware on November 20, 2019

With a 4/20/2020 effective date, Renewable Energy Solution Systems, Inc. ("RESS") a Nevada public company with a 12/31 year-end filed Articles of Merger with a Delaware Corp. called RESS Merger Corporation ("RESSMC") with RESSMC remaining as the surviving Delaware entity. Effective July 15, 2020, the three entities entered into an Agreement and Plan of Merger and Reorganization “Merger”) into a Delaware Holding Company structure.

As a result of the Merger, Sandy Springs became a new public company with 470,202,774 shares outstanding, RESSMC merges with RESS Delaware with RESS Delaware as the survivor, and the liabilities of RESS are transferred to RESS of Delaware which becomes a wholly-owned subsidiary of Sandy Springs. Effective July 15, 2020, as part of a divestiture agreement, Sterling Acquisition I, Inc. ("Sterling" which is a related party) acquired RESS of Delaware and assumed all of its liabilities except a Promissory Note for $50,447. Sandy Springs agreed that as an inducement to enter into the divestiture agreement, Sterling shall have the right to purchase and shall purchase (i); Ten Million (10,000,000) common shares at an aggregate price of Ten Dollars ($10); and (ii); Ten Million (10,000,000) Class A Warrants at an aggregate price of Ten Dollars ($10), and (iii); Ten Million (10,000,000) Class B Warrants at an aggregate price of Ten Dollars ($10).

All of the entities described above are related companies controlled by Erik Nelson.

The Company’s year-end is August 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of February 28, 2021, the Company had a working capital deficit of $81,419 and negative shareholders’ equity of $81,419.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by Erik Nelson through loans from Coral Investment Partners which he controls. The Company will be required to continue to require funding until its operations become profitable.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended August 31, 2020, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On February 28, 2021 the Company’s cash equivalents totaled $2,871.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions quarterly to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

Stock-based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share." Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard.

We adopted ASC 842 on July 16, 2020. The adoption of this guidance did not any impact on our financial statements.

NOTE 3 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

The Company has authorized 500,000,000 shares of Common Stock with a par value of $0.001. As of February 28, 2021 and August 31, 2020 there were 480,202,774 shares were outstanding.

Warrants

As of February 28, 2021, the Company had 10,000,000 Class A Warrants and 10,000,000 Class B warrants outstanding. Both sets of warrants are cashless exercise and are exercisable until August 5, 2024. The Class A Warrants have an exercise price of $0.001, and the Class B Warrants have an exercise price of $0.002.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of February 28, 2021 and August 31, 2020.

NOTE 5 – NOTES PAYABLE-RELATED PARTY

As of February 28, 2021 and August 31, 2020, the Company has a demand promissory note carrying an interest rate of 24% due to Coral Investment Partners. The principal balance and interest due, respectively as of February 28, 2021 and August 31, 2020, was $74,447 and $9,843, and $50,447 and $1,558, respectively. Both the Company and Coral Investment Partners are controlled by Erik Nelson.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to February 28, 2021, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended February 28, 2021 and 2019, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Organizational History of the Company and Overview

Sandy Springs Holdings, Inc., a Delaware corporation, (“Sandy Springs”, “we", "us" or “our”) is a publicly quoted shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock.

No potential merger candidate has been identified at this time.

We do not propose to restrict our search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. We have unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, we have only limited resources and may find it difficult to locate good opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on our management's best business judgment.

Our activities are subject to several significant risks, which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management, which potentially could act without the consent, vote, or approval of our shareholders. The risks faced by us are further increased as a result of its lack of resources and our inability to provide a prospective business opportunity with significant capital.

No Current Operations

The Company has no operations at this time, and currently does not have any principal products or services, customers, or intellectual property. As the Company has no current operations, it also currently is not subject to any competitive business conditions. Further, the Company is not subject to any government approvals at this time, and those applicable to it as a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act.

Currently, the Company is a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On February 28, 2021, the Company had an accumulated deficit of $338,439 and current liabilities in excess of current assets by $81,419. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is solely dependent upon the Coral Investment Partners, a related party, continuing to fund the Company. There is no assurance that they will continue to do so.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic which continues to spread throughout the U.S. and the globe. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease such as issuing temporary Executive Orders that, among other stipulations, effectively prohibit in-person work activities for most industries and businesses, having the effect of suspending or severely curtailing operations. COVID-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. The extent of the ultimate impact of the pandemic on the Company’s operational and financial performance will depend on various developments, including the duration and spread of the outbreak, which cannot be reasonably predicted at this time. Accordingly, while management reasonably expects the COVID-19 outbreak to negatively impact the Company, the related consequences and duration are highly uncertain and cannot be predicted at this time.

Liquidity and Capital Resources

We cannot assure that additional funding will be available on a timely basis, on terms acceptable to us, or at all. We currently have no agreement with any third party to provide us this additional financing and there can be no assurances that we will obtain this financing, either debt or equity or both, on favorable terms, and at all. currently we are being funded by Coral investment Partners, a related entity who has provided us with all of our funding to date amounting to $35,000. Our inability to receive additional financing may have a significant negative impact on our continued development and results of our operations. COVID-19 has also caused significant disruptions to the global financial markets, which impacts our ability to raise additional capital. If the Company is unable to obtain adequate capital due to the continued spread of COVID-19, or otherwise, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.

Income Taxes

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended February 28, 2021. As of February 28, 2021, the Company had an accumulated deficit of $338,439 however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of the CEO, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of February 28, 2021. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of February 28, 2021.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of February 28, 2021, management has not completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework.

Management has concluded that as of February 28, 2021, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP.

Management identified the following material weaknesses set forth below in our internal control over financial reporting:

•	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

•	There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of generally accepted accounting principles in the United States and SEC disclosure requirements.

•	Limited segregation of duties and oversight of work performed as well as lack of compensating controls in the Company’s finance and accounting functions.

•	The Company lacks sufficient in-house expertise and training in complex accounting principles and SEC reporting and disclosure requirements.

•	The Company’s systems that impact financial information and disclosures have ineffective information technology controls.

•	The Company lacks a system of tracking obligations to identify and file income tax and other tax reports on a timely basis.

A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

On July 15, 2020, Sterling Acquisition I, a related party controlled by the Company’s CEO, Erik Nelson purchased 10,000,000 shares or restricted common stock at a par value of $0.000001, or $10.00 pursuant to the terms of a Divestiture Agreement date June 25, 2020 between the Company and Sterling Acquisitions I.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description

31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL INSTANCE

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	XBRL TAXONOMY EXTENSION LABELS

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRINGS HOLDINGS, INC.

Dated: April 15, 2021	By:	/s/ Erik Nelson
Erik Nelson, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer)

