Form 10-Q
period 2021-05-31
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2021-07-30
CIK 1829311

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021.

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-56220

BITMINE IMMERSION TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-3986354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2030 Powers Ferry Road SE Suite 212, Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (404) 816-8240

Sandy Springs Holdings, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the registrant’s common stock as of July 26, 2021 was 2,803,400 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

PART I - FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions, or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Bitmine Immersion Technologies, Inc., a Delaware corporation unless the context requires otherwise.

3

Item 1. Financial Statements.

Bitmine Immersion Technologies, Inc.

Balance Sheets

(unaudited)

	May 31,	August 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	3,466	1,930
Total assets	$3,466	$1,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued interest -related party	$16,230	$1,558
Loans payable-related party	87,447	50,447
Total current liabilities	103,677	52,005
Total liabilities	103,677	52,005

Commitments and contingencies	–	–

Stockholders' Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized; 2,803,400 and 2,688,400 issued and outstanding as of May 31, 2021 and August 31, 2020, respectively	280	269
Additional paid-in capital	257,890	256,751
Retained earnings deficit	(358,381)	(307,095)
Total stockholders' equity	(100,210)	(50,075)
Total liabilities and equity	$3,466	$1,930

The accompanying notes are an integral part of the consolidated financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Operations

(Unaudited)

	Three months	Nine months
	ended	ended
	May 31, 2021	May 31, 2021
	(unaudited)	(unaudited)
Operating expenses:
General and administrative expenses	$13,555	$36,114
Related party compensation	–	500
Total operating expenses	13,555	36,614
Income(loss) from operations	(13,555)	(36,614)
Other income (expense)
Interest expense	(6,386)	(14,672)
Other income (expense), net	(6,386)	(14,672)
Income loss from operations	(19,941)	(51,286)
Income taxes	–
Net loss	$(19,941)	$(51,286)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.02)

Weighted-average number of common shares outstanding:
Basic and diluted	2,803,400	2,688,400

The accompanying notes are an integral part of the consolidated financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Changes in Stockholders' Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Value	Capital	Earnings	Equity
Balance, July 15, 2020	2,688,400	$269	$256,751	$(305,537)	$(48,517)

Net income (loss)				(1,558)	(1,558)

Balance, August 31,2020	2,688,400	$269	$256,751	$(307,095)	$(50,075)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Value	Capital	Earnings	Equity
Balance, August 31,2020	2,688,400	$269	$256,751	$(307,095)	$(50,075)

Net income (loss)				(20,976)	(20,976)

Balance, November 30, 2020	2,688,400	$269	$256,751	$(328,071)	$(71,051)

Net income (loss)				(10,368)	(10,368)

Balance, February 28, 2021	2,688,400	$269	$256,751	$(338,439)	$(81,419)

Proceeds from private placement
of common shares	115,000	12	1,139		1,150

Net income (loss)				(19,941)	(19,941)

Balance, May 31, 2021	2,803,400	$280	$257,890	$(358,381)	$(100,210)

The accompanying notes are an integral part of the consolidated financial statements.

Bitmine Immersion Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

Nine months
ended
May 31, 2021
(unaudited)

Cash flows from operating activities
Net loss	$(51,286)
Change in balance sheet accounts
Accrued interest	14,672
Net cash provided by (used in) operating activities	(36,614)

Cash flows from financing activities:
Private placements of common stock	1,150
Related party loans	37,000
Net cash provided by (used in) financing activities	38,150

Net increase (decrease) in cash and cash equivalents	1,536
Cash and cash equivalents at beginning of period	1,930
Cash and cash equivalents at end of period	$3,466

Supplemental disclosure of cash flow information:
Cash paid for interest	$–
Cash paid for income taxes	$–

The accompanying notes are an integral part of the consolidated financial statements.

BITMINE IMMERSION TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Bitmine Immersion Technologies, Inc. f/k/a Sandy Springs Holdings, Inc. (“ the “Company”) is a newly formed Delaware Corporation that commenced operations on July 16, 2020. The Company was formed as part of a Delaware reorganization that occurred as follows:

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

On July 16, 2021, the Company’s shareholders approved a resolution to create a hosting center for Bitcoin mining computers primarily utilizing immersion cooling technology, as well mining the Bitcoin digital currency for its own account. Additionally, the resolution approved a change of the Company’s name to BitMine Immersion Technologies, Inc. in order to more align with its current operations. See Note 6. “Subsequent Events”.

The Company’s year-end is August 31.

Reverse Stock Split

On April 27, 2021 the Company effected a net 1-for-200 reverse stock split (the “Reverse Split”) of its issued and outstanding common stock $0.0001 par value common stock. Accordingly, 200 shares of the Company’s issued and outstanding common stock were converted into one share of common stock, without any change in the par value per share. No fractional shares of common stock were issued connection with the Reverse Split. If, as a result of the Reverse Split, a shareholder would have otherwise held a fractional share, the shareholder received, in lieu of the issuance of such fractional share, one whole share of common stock.

In connection with the Reverse Split, the number of authorized shares of Company’s common stock remained unchanged following the Reverse Split, with no change in the par value thereof. Prior to the split there were 480,202,704 shares outstanding. Post-split there were 2,688,400 shares outstanding.

The Company’s financial statements in this Report for the periods ended May 31, 2021 and August 31, 2020 and all references thereto have been retroactively adjusted to reflect the split unless specifically stated otherwise.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of May 31, 2021, the Company had a working capital deficit of $100,210 an accumulated deficit of $358,381.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On May 31, 2021 the Company’s cash equivalents totaled $3,466.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

The Company has authorized 500,000,000 shares of Common Stock with a par value of $0.001. As of May 31, 2021 and August 31, 2020 there were 2,803,400 and 2,688,400 shares outstanding.

Reverse Stock Split

On April 27, 2021 the Company effected a net 1-for-200 reverse stock split (the “Reverse Split”) of its issued and outstanding common stock $0.0001 par value common stock. Accordingly, 200 shares of the Company’s issued and outstanding common stock were converted into one share of common stock, without any change in the par value per share. No fractional shares of common stock were issued connection with the Reverse Split. If, as a result of the Reverse Split, a shareholder would have otherwise held a fractional share, the shareholder received, in lieu of the issuance of such fractional share, one whole share of common stock.

In connection with the Reverse Split, the number of authorized shares of Company’s common stock remained unchanged following the Reverse Split, with no change in the par value thereof. Prior to the split there were 480,202,704 shares outstanding. Post-split there were 2,688,400 shares outstanding.

Subsequent to the reverse split, in May 2021 the Company sold 111,500 restricted common shares at $0.01 per share to nine investors and received proceeds of $1,150.

Warrants

As of May 31, 2021, the Company had 1,550,000 Class A Warrants and 1,550,000 Class B warrants outstanding. Both sets of warrants are cashless exercise and are exercisable until August 5, 2024. The Class A Warrants have an exercise price of $0.20, and the Class B Warrants have an exercise price of $0.40.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of May 31, 2021 and August 31, 2020.

NOTE 5 – NOTES PAYABLE-RELATED PARTY

As of May 31, 2021 and August 31, 2020, the Company has a demand promissory note carrying an interest rate of 24% due to Coral Investment Partners. The principal balance and interest due, respectively as of May 31, 2021 and August 31, 2020, was $87,447 and $16,230; and $50,447 and $1,558, respectively. Both the Company and Coral Investment Partners are controlled by Erik Nelson.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to May 31, 2021, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements except as follows:

On June 20, 2021, pursuant to a previously signed agreement to issue shares following the reverse-split of the Company’s shares, the Company issued 40,000 shares of commons stock, 40,000 Class A Warrants and 40,000 Class B Warrants to an individual for consulting services. The issuance was conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On June 24, 2021, Sandy Springs Holdings, Inc. (the “Company”) sold 155,000 shares of common stock at $0.01 per share, for gross proceeds of $1,550. The sale was conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

In July 2021, the Company commenced an offering of common stock at $0.015 per share. To date, the Company has sold 35,149,999 shares in the offering for cash and notes, for gross proceeds of $527,250. The offering was conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On July 20, 2021, the Company amended its Class A Warrants and Class B Warrants to change the exercise prices to $2.00 per share and $5.00 share, respectively, from $0.20 per share and $0.40 per share, respectively. The change was made to correct an error in the original issuance of the Class A and B Warrants.

By a written consent dated July 16, 2021, holders of a majority of the Company’s issued and outstanding common stock approved a resolution to appoint Jonathan Bates, Raymond Mow, Michael Maloney and Seth Bayles (the “New Directors”) to the board of directors of the Company, and to appoint Jonathan Bates as Chairman. per share. The New Directors or their affiliates acquired an aggregate of 21,450,000 shares of common stock in the offering. As of a result of the acquisition, the New Directors control 56% of issued and outstanding common shares of the Company.

The appointment of the New Directors to the Company’s board, and sale to the New Directors of a controlling interest in the Company, were made in order to enable the Company to enter the business of creating a hosting center for Bitcoin mining computers primarily utilizing immersion cooling technology, as well mining the Bitcoin digital currency for its own account. On July 16, 2021, the Company’s shareholders approved a resolution to create a hosting center for Bitcoin mining computers primarily utilizing immersion cooling technology, as well mining the Bitcoin digital currency for its own account. Additionally, the resolution approved a change of the Company’s name to BitMine Immersion Technologies, Inc. in order to more align with its current operations. Prior to the change of control to the New Directors, the Company was a shell company.

On July 16, 2021, Erik S. Nelson resigned as chief financial officer and corporate secretary. Mr. Nelson remains chief executive officer and director of the Company. On the same day the Company’s board of directors appointed Raymond Mow as chief financial officer, and Seth Bayles as corporate secretary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended May 31, 2021 and 2019, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Organizational History of the Company and Overview

Bitmine Immersion Technologies, Inc.is a Delaware corporation, (“the Company”, “we", "us" or “our”) is a publicly quoted shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock.

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

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On May 31, 2021, the Company had an accumulated deficit of $358,381and current liabilities in excess of current assets by $100,210 . The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Liquidity and Capital Resources

We cannot assure that additional funding will be available on a timely basis, on terms acceptable to us, or at all. We currently have no agreement with any third party to provide us this additional financing and there can be no assurances that we will obtain this financing, either debt or equity or both, on favorable terms, and at all. currently we are being funded by Coral investment Partners, a related entity who has provided us with all of our funding to date amounting to $87,447 Our inability to receive additional financing may have a significant negative impact on our continued development and results of our operations. COVID-19 has also caused significant disruptions to the global financial markets, which impacts our ability to raise additional capital. If the Company is unable to obtain adequate capital due to the continued spread of COVID-19, or otherwise, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

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

Income Taxes

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended May 31, 2021. As of May 31, 2021, the Company had an accumulated deficit of$358,381however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of the CEO, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of May 31, 2021. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of May 31, 2021.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of May 31, 2021, management has not completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework.

Management has concluded that as of May 31, 2021, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

On July 15, 2020, Sterling Acquisition I, a related party controlled by the Company’s CEO, Erik Nelson purchased 10,000,000 shares (50,000 post-split shares) or restricted common stock at a par value of $0.000001, or $10.00 pursuant to the terms of a Divestiture Agreement date June 25, 2020 between the Company and Sterling Acquisitions I.

On June 20, 2021, pursuant to a previously signed agreement to issue shares following the reverse-split of the Company’s shares, the Company issued 40,000 shares of commons stock, 40,000 Class A Warrants and 40,000 Class B Warrants to an individual for consulting services. The issuance was conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On June 24, 2021, Sandy Springs Holdings, Inc. (the “Company”) sold 155,000 shares of common stock at $0.01 per share, for gross proceeds of $1,550. The sale was conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

In July 2021, the Company commenced an offering of common stock at $0.015 per share. To date, the Company has sold 35,149,999 shares in the offering for cash and notes, for gross proceeds of $527,250. The offering was conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

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

BITMINE IMMERSION TECHNOLOGIES, INC

Dated: July 30, 2021	By:	/s/ Erik Nelson
Erik Nelson, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer)