Form 10-K
period 2021-08-31
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2021-12-09
CIK 1829311

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56220

BITMINE IMMERSION TECHNOLOGIES, INC.

Delaware	84-3986354
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2030 Powers Ferry Road SE, Suite 212,

Atlanta, Georgia 30339

(404) 816-8240

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

As of February 26, 2021 (the last trading day of the registrant’s second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant, based on the $16.00 closing price of the registrant’s common stock as reported on the OTC Markets on that date (as adjusted for a subsequent stock split), was approximately $12,219,351. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of December 1, 2021, there were 41,208,399 shares of common stock of the registrant issued and outstanding.

i

Unless the context otherwise requires, when we use the words the “Company,” “Bitmine,” “we,” “us,” “our” or “our Company” in this Form 10-K, we are referring to Bitmine Immersion Technologies, Inc., a Delaware corporation, and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements (such as when we describe what “will,” “may,” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future operating results, potential risks pertaining to these future operating results, future plans or prospects, anticipated benefits of proposed (or future) acquisitions, dispositions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance, expected capital expenditures and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including assumptions about our future operating results and business plans. However, the inclusion of forward-looking statements should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section named “Risk Factors” as well as those disclosed in subsequent reports we file with the Securities and Exchange Commission (“SEC”).

Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we comprehensively assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Current Report on Form 8-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

Further, certain information regarding market and industry statistics contained in this Current Report on Form 8-K has been obtained from industry and other publications that we believe to be reliable, but that are not produced for purposes of securities filings and which may contain such forward-looking statements. We have not independently verified any market, industry or similar data presented in this Current Report on Form 8-K and cannot assure you of its accuracy or completeness. Further, we have not reviewed or included data from all sources. Forecasts and other forward-looking statements obtained from third-party sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future markets or events.

All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware, except as required by law. You should read this document completely and with the understanding that our actual future results or events may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

ii

PART I

Item 1. Business

Company Background

A predecessor to the Company was incorporated in the state of Nevada on August 16, 1995 as Interactive Lighting Showrooms, Inc. On June 30, 2004, the predecessor changed its name to Am/Tex Oil and Gas, Inc. On January 24, 2008, the predecessor changed its name to Critical Point Resources, Inc. On February 2, 2012, the predecessor changed its name to Renewable Energy Solution Systems, Inc. On May 18, 2012, the predecessor changed its name to RES Systems, Inc. On May 23, 2013, the predecessor changed its name back to Renewable Energy Solution Systems, Inc.

On April 6, 2020, the predecessor redomiciled in the State of Delaware by merging with a Delaware subsidiary named RESS Merger Corp., which was the successor in the merger. Thereafter, effective July 15, 2020, the predecessor and the Company effected a holding company reorganization pursuant to Section 251(g) of the Delaware General Corporation Law under which RESS Merger Corp. merged with RESS of Delaware, Inc., a Delaware subsidiary of RESS Merger Corp., and all shareholders of RESS Merger Corp. received one share of common stock of the Company, another Delaware subsidiary of RESS Merger Corp., for each share that they previously held in RESS Merger Corp., and RESS of Delaware, Inc. (the successor in the merger with RESS Merger Corp.) becoming a subsidiary of the Company.

Effective July 17, 2020, the Company divested RESS of Delaware, Inc. to Sterling Acquisitions I, Inc. (“Sterling”), which is owned by the chief executive officer of the Company, pursuant to an agreement under Sterling (i) purchased Ten Million (10,000,000) common shares of the Company for an aggregate price of Ten Dollars ($10), and (ii) was issued Ten Million (10,000,000) Class A Warrants at an aggregate price of Ten Dollars ($10), and (iii). Ten Million (10,000,000) Class B Warrants at an aggregate price of Ten Dollars ($10). In addition, the Company agreed to pay a fee of $1,000 to Sterling to cover the expenses associated with the maintenance of RESS of Delaware, Inc. until such time as a certificate of dissolution is filed with the state of Delaware.

On June 25, 2020, the Board of Directors and the shareholders of the Company approved a 1 for 40,000 reverse-split, with all fractional shares rounded up to the nearest whole share, and immediately after the completion of the reverse split, effected a 200 for 1 forward stock split. The net effect of the splits as a 1 for 200 reverse-split of the Company’s common shares. The stock splits were effective April 27, 2021.

By a written consent dated July 16, 2021, holders of a majority of the Company’s issued and outstanding common stock approved a resolution to appoint Jonathan Bates, Raymond Mow, Michael Maloney and Seth Bayles to the board of directors of the Company, and to appoint Jonathan Bates as Chairman, Seth Bayles as Corporate Secretary, Raymond Mow as Chief Financial Officer, and Ryan Ramnath as Chief Operating Officer (collectively, the “New O&Ds”). Erik S. Nelson remained a director and the chief executive officer. At the same time, the shareholders approved the issuance of 32,994,999 shares of common stock in the Company’s offering of common stock at $0.015 per share, and the grant of 4,750,000 shares for services, which were valued at $0.015 per share. As a result of the foregoing stock issuances, the New O&Ds (or entities controlled by them) collectively acquired 24,893,877 shares of common stock, which represents 60.4% of the issued and outstanding shares as of December 1, 2021.

 The appointment of certain of the New O&Ds to the Company’s board, and issuance to the New O&Ds of a controlling interest in the Company, were made in order to enable the Company to enter the business of creating a hosting center for Bitcoin mining computers primarily utilizing immersion cooling technology, as well mining the Bitcoin digital currency for its own account. Prior to the change of control to the New O&Ds, the Company was a shell company.

Company Overview

We are a blockchain technology company that is building out industrial scale digital asset mining, equipment sales and hosting operations. The Company’s primary business is hosting third-party equipment used in mining of digital asset coins and tokens, specifically Bitcoin, as well as self-mining for its own account. Our state-of-the-art facilities will be specifically designed and constructed for housing advanced mining equipment. Our data centers will provide power, racks, proprietary thermodynamic management (heat dissipation and airflow management), redundant connectivity, 24/7 security, as well as software which provide infrastructure management and custom firmware that boost performance and energy efficiency.

We plan to operate our data centers using immersion cooling technology. Immersion cooling is the process of submerging computer components (or full servers) in a thermally, but not electrically, conductive liquid (dielectric coolant) allowing higher heat transfer performance than air and many other benefits. Immersion cooling can be up to 95% more efficient than standard air cooling, producing an estimated PUE (power usage effectiveness) of 1.05. This cooler environment has been shown to extend machine lives by 30% or longer.

We have decided to locate our initial facility in Trinidad, which has some of the cheapest electricity in the world due to its abundant supplies of oil and gas. We are currently exploring various sites in Trinidad, and expect to have our first site operational by January 2022. We elected to locate our first site in Trinidad because it has ample supplies of cost-effective power and because some of technical staff is located there. We are also exploring the development of both hydroelectric and solar-backed projects in the United States and Canada, which could provide power to our data centers, while allowing us to generate collateral revenue from the sale of excess power to the local utility grid and from the generation of saleable carbon credits.

Our digital asset mining operation is focused on the generation of digital assets by solving complex cryptographic algorithms to validate transactions on specific digital asset network blockchains, which is commonly referred to as “mining.” Our digital asset self-mining activity competes with a myriad of mining operations throughout the world to complete new blocks in the blockchain and earn the reward in the form of an established unit of a digital asset. While we expect to sell or exchange a portion of the digital assets we mine to fund our growth strategies or for general corporate purposes, we may hold our digital assets as investments in anticipation of continued adoption of digital assets as a “store of value” and a more efficient medium of exchange than traditional fiat currencies.

As the demand for digital assets increases and digital assets become more widely accepted, there is an increasing demand for professional-grade, scalable infrastructure to support growth of the blockchain ecosystem. We expect to continually evaluate the performance of our data centers, including our ability to access additional megawatts of electric power and to expand our total self-mining and customer and related party hosting hash rates.

Revenue Sources

Our revenue will consist primarily of returns from our hosting operations, including the sales of mining equipment to be hosted in our data centers and proceeds related to Bitcoin transaction processing (digital asset mining income) fees.

•	Hosting revenue from customers and related parties. Hosting revenue from customers and related parties is based on consumption-based contracts with our customers and related parties. Most contracts are renewable, and our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which vary from one to three years in length.
•	Equipment sales to customers and related parties. Equipment sales to customers and related parties is derived from our ability to leverage our partnerships with leading equipment manufacturers to secure equipment in advance, which is then sold to our customers and related parties. Our equipment sales are typically in connection with a hosting contract.
•	Digital asset mining income. We operate a digital asset mining operation using specialized computers equipped with application-specific integrated circuit (ASIC) chips (known as “miners”) to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) in exchange for digital asset rewards (primarily Bitcoin). The Company participates in “mining pools” organized by “mining pool operators” in which we share our mining power (known as “hash rate”) with the hash rate generated by other miners participating in the pool to earn digital asset rewards. The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. Fees are paid to the mining pool operator to cover the costs of maintaining the pool. The pool uses software that coordinates the pool members’ mining power, identifies new block rewards, records how much hash rate each participant contributes to the pool, and assigns digital asset rewards earned by the pool among its participants in proportion to the hash rate each participant contributed to the pool in connection with solving a block. Revenues from digital asset mining are impacted by volatility in Bitcoin prices, as well as increases in the Bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks.

Blockchain and Cryptocurrencies Generally

Bitcoin was first introduced in 2008 and was first introduced as a means of exchange in 2009. Bitcoin is a digital asset that is issued by and transmitted through an open-source protocol collectively maintained by a peer-to-peer network of decentralized user nodes. This network hosts a public transaction ledger, known as the Bitcoin blockchain, on which Bitcoin holdings and transactions in Bitcoin are recorded. Balances of Bitcoin are stored in individual “wallet” functions, which associate network public addresses with a “private key” that controls the transfer of Bitcoin. The Bitcoin blockchain can be updated without any single entity owning or operating the network. New Bitcoin is created and allocated by the protocol that governs Bitcoin through a “mining” process that rewards users that verify transactions in the Bitcoin blockchain. The Bitcoin protocol limits the total issuance of Bitcoin over time to 21 million.

Bitcoin can be used to pay for goods and services, or it can be converted to fiat currencies, such as the U.S. dollar, at rates of exchange determined by market forces on Bitcoin trading platforms, which operate 24-hours-a-day, 7-days-a-week and are not regulated in as comprehensive a manner as traditional securities exchanges. As a result, trading on these markets is likely more subject to manipulation than on securities markets regulated by the SEC, and pricing on these markets is likely affected by such manipulative activity. In addition to these platforms, over-the-counter markets and derivatives markets for Bitcoin also exist; however, these markets are still maturing and many are unregulated.

Bitcoin exists entirely in electronic form, as virtually irreversible public transaction ledger entries on the blockchain, and transactions in Bitcoin are recorded and authenticated not by a central repository, but by a decentralized peer-to-peer network. This decentralization avoids certain threats common to centralized computer networks, such as denial of service attacks, and reduces the dependency of the Bitcoin network on any single system. While the Bitcoin network as a whole is decentralized, the private keys used to access Bitcoin balances are not widely distributed and are held on hardware (which can be physically controlled by the holder or by a third party such as a custodian) or via software programs on third-party servers and loss of such private keys results in an inability to access, and effective loss of, the corresponding Bitcoin. Consequently, Bitcoin holdings are susceptible to all of the risks inherent in holding any electronic data, such as power failure, data corruption, security breach, communication failure, and user error, among others. These risks, in turn, make Bitcoin subject to theft, destruction, or loss of value from hackers, corruption, or technology-specific factors such as viruses that do not affect conventional fiat currency. In addition, the Bitcoin network relies on open source developers to maintain and improve the Bitcoin protocol. Accordingly, Bitcoin may be subject to protocol design changes, governance disputes such as “forked” protocols, competing protocols, and other open source-specific risks that do not affect conventional proprietary software.

Distributed blockchain technology is a decentralized and encrypted ledger that is designed to offer a secure, efficient, verifiable, and permanent way of storing records and other information without the need for intermediaries. Cryptocurrencies serve multiple purposes. They can serve as a medium of exchange, store of value or unit of account. Examples of cryptocurrencies include: Bitcoin, Bitcoin cash, and litecoin. Blockchain technologies are being evaluated for a multitude of industries due to the belief in their ability to have a significant impact in many areas of business, finance, information management, and governance.

Cryptocurrencies are decentralized currencies that enable near instantaneous transfers. Transactions occur via an open source, cryptographic protocol platform which uses peer-to-peer technology to operate with no central authority. The online network hosts the public transaction ledger, known as the blockchain, and each cryptocurrency is associated with a source code that comprises the basis for the cryptographic and algorithmic protocols governing the blockchain. In a cryptocurrency network, every peer has its own copy of the blockchain, which contains records of every historical transaction - effectively containing records of all account balances. Each account is identified solely by its unique public key (making it effectively anonymous) and is secured with its associated private key (kept secret, like a password). The combination of private and public cryptographic keys constitutes a secure digital identity in the form of a digital signature, providing strong control of ownership.

No single entity owns or operates the network. The infrastructure is collectively maintained by a decentralized public user base. As the network is decentralized, it does not rely on either governmental authorities or financial institutions to create, transmit or determine the value of the currency units. Rather, the value is determined by market factors, supply and demand for the units, the prices being set in transfers by mutual agreement or barter among transacting parties, as well as the number of merchants that may accept the cryptocurrency. Since transfers do not require involvement of intermediaries or third parties, there are currently little to no transaction costs in direct peer-to-peer transactions. Units of cryptocurrency can be converted to fiat currencies, such as the US dollar, at rates determined on various exchanges, such as Cumberland, Coinsquare (in Canada), Coinbase, Bitsquare, Bitstamp, and others. Cryptocurrency prices are quoted on various exchanges and fluctuate with extreme volatility.

We believe cryptocurrencies offer many advantages over traditional, fiat currencies, although many of these factors also present potential disadvantages and may introduce additional risks, including:

•	acting as a fraud deterrent, as cryptocurrencies are digital and cannot be counterfeited or reversed arbitrarily by a sender;

•	immediate settlement;

•	elimination of counterparty risk;

•	no trusted intermediary required;

•	lower fees;

•	identity theft prevention;

•	accessible by everyone;

•	transactions are verified and protected through a confirmation process, which prevents the problem of double spending;

•	decentralized – no central authority (government or financial institution); and

•	recognized universally and not bound by government imposed or market exchange rates.

However, cryptocurrencies may not provide all of the benefits they purport to offer at all or at any time.

As with many new and emerging technologies, there are potentially significant risks. Businesses (including the Company) which are seeking to develop, promote, adopt, transact or rely upon blockchain technologies and cryptocurrencies have a limited track record and operate within an untested new environment. These risks are not only related to the businesses the Company pursues, but the sector and industry as a whole, as well as the entirety of the concept behind blockchain and cryptocurrency as value. Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play an important role in “mining,” which is the term for using the specialized computers in connection with the blockchain for the creation of new units of cryptocurrency.

Mathematically Controlled Supply

The method for creating new bitcoins is mathematically controlled in a manner so that the supply of bitcoins grows at a limited rate pursuant to a pre-set schedule. The number of bitcoins awarded for solving a new block is automatically halved every 210,000 blocks. Thus, the current fixed reward for solving a new block is 6.25 bitcoins per block, which was decreased by half from its prior reward of 12.5 around May 10, 2020. The next reduction in the reward rate to 3.125 bitcoins per block is expected to occur in March of 2024 (based on estimates of the rate of block solution calculated by BitcoinClock.com). This deliberately controlled rate of Bitcoin creation means that the number of bitcoins in existence will never exceed 21 million and that bitcoins cannot be devalued through excessive production unless the Bitcoin Network’s source code (and the underlying protocol for Bitcoin issuance) is altered. The Company monitors the Blockchain network and, as of December 2, 2021, based on the information we collected from our network access , more than 18.85 million bitcoins have been mined.

Performance Metrics

Hash Rate

Miners perform computational operations in support of digital asset blockchains measured in “hash rate” or “hashes per second.” A “hash” is the computation run by mining hardware in support of the blockchain; therefore, a miner’s “hash rate” refers to the rate at which it is capable of solving such computations. The original equipment used for mining Bitcoin utilized the Central Processing Unit (“CPU”) of a computer to mine various forms of digital assets. Due to performance limitations, CPU mining was rapidly replaced by the Graphics Processing Unit (“GPU”), which offers significant performance advantages over CPUs. General purpose chipsets like CPUs and GPUs have since been replaced as the standard in the mining industry by ASIC chips such as those found in the S17 and S19 miners that we and our customers use to mine Bitcoin. These ASIC chips are designed specifically to maximize the rate of hashing operations.

Network Hash Rate

In digital assets mining, hash rate is a measure of the processing speed by a mining computer for a specific digital asset. A participant in a blockchain network’s mining function has a hash rate total of its miners seeking to mine a specific digital asset and, system-wide, there is a total hash rate of all miners seeking to mine each specific type of digital asset. A higher total hash rate relative to the system-wide total hash rate generally results over time in a corresponding higher success rate in digital asset rewards as compared to mining participants with relatively lower total hash rates.

However, as the relative market price for a digital asset increases, more users are incentivized to mine that digital asset, which increases the network’s overall hash rate. As a result, a mining participant must increase its total hash rate in order to maintain its relative possibility of solving a block on the network blockchain. Achieving greater hash rate power by deploying increasingly sophisticated miners in ever greater quantities has become one of the Bitcoin mining industry’s great sources of competition. Our goal is to deploy a powerful fleet of hosted- and self-miners, while operating as energy-efficiently as possible.

Key Factors Affecting Our Performance

Market Price of Digital Assets

Our business is heavily dependent on the spot price of Bitcoin, as well as other digital assets. The prices of digital assets, specifically Bitcoin, have experienced substantial volatility, which may reflect “bubble” type volatility, meaning that high or low prices may have little or no relationship to identifiable market forces, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Bitcoin (as well as other digital assets) may have value based on various factors, including their acceptance as a means of exchange by consumers and others, scarcity, and market demand.

Our financial performance and growth depend in large part on our ability to mine for digital assets profitably and to attract customers for our hosting services. Increases in power costs, inability to mine digital assets efficiently and to sell digital assets at favorable prices will reduce our operating margins, impact our ability to attract customers for our services may harm our growth prospects and could have a material adverse effect on our business, financial condition and results of operations. Over time, there has been a positive trend in the total market capitalization of digital assets which suggests increased adoption. However, historical trends are not indicative of future adoption, and it is possible that the adoption of digital assets and blockchain technology may slow, take longer to develop, or never be broadly adopted, which would negatively impact our business and operating results.

Network Hash Rate

Our business is not only impacted by the volatility in digital asset prices, but also by increases in cost of mining digital assets, as reflected by the blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks. As more and more hash rate is needed to maintain competitiveness on a given coin’s blockchain, miners deploy more and more machines, which require electrical power to operate, both to directly power hash rate production and also to dissipate the significant amount of heat generated by the machines’ operation. Therefore, as more hash rate is generated, more electric power is consumed, which generally increases the cost of mining a given coin. In response, miners have attempted to achieve greater hash rate by deploying increasingly sophisticated miners in ever greater quantities. This has become the cryptocurrency mining industry’s great “arms race.”

Halving

Further affecting the industry, and particularly for the Bitcoin blockchain, the digital asset reward for solving a block is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in digital assets using a proof of work consensus algorithm. At a predetermined block, the mining reward is reduced by half, hence the term “halving.”

For Bitcoin, which will be our most significant digital asset to which the majority of our mining power is devoted, the reward was initially set at 50 Bitcoin currency rewards per block. The Bitcoin blockchain has undergone halving three times since its inception as follows: (1) on November 28, 2012 at block 210,000; (2) on July 9, 2016 at block 420,000; (3) on May 11, 2020 at block 630,000, when the reward was reduced to its current level of 6.25 Bitcoin per block. The next halving for the Bitcoin blockchain is anticipated to occur in early 2024 at block 840,000. This process will repeat until the total amount of Bitcoin currency rewards issued reaches 21 million and the theoretical supply of new Bitcoin is exhausted, which is expected to occur around 2140. Many factors influence the price of Bitcoin and the other digital assets we mine for, and potential increases or decreases in prices in advance of or following a future halving are unknown.

Electricity Costs

Electricity cost is the major operating cost for the mining fleet, both to power miners and to dissipate the heat generated by the miners’ operations, as well as for the hosting services provided to customers and related parties. As a result, our ability to locate and select sites for our hosting centers that are able to supply low-cost electricity for our hosting centers is key to our success.

Equipment Costs

As the market value of digital assets has increased, the demand for the newest, most efficient miners has also increased, leading to scarcity in the supply of and thereby a resulting increase in the price of miners. As a result, the cost of new machines can be unpredictable, and could also be significantly higher than our historical cost for new miners. Additionally, the demand for hosting space has increased the demand for the equipment necessary to build and operate hosting centers. Our ability to secure the necessary equipment in a timely manner, while maintaining proper cost controls, will be key to our success.

Our Customers

In addition to factors underlying our mining business growth and profitability, our success greatly depends on our ability to retain and develop opportunities with our existing customers and to attract new customers. Our business environment is constantly evolving, and digital asset miners can range from individual enthusiasts to professional mining operations with dedicated data centers. The Company competes with other companies that focus all or a portion of their activities on mining activities at scale. We face significant competition in every aspect of our business, including, but not limited to, the acquisition of new miners, the ability to raise capital, obtaining low-cost electricity, obtaining access to energy sites with reliable sources of power, and evaluating new technology developments in the industry.

At present, the information concerning the activities of these enterprises may not be readily available as the vast majority of the participants in this sector do not publish information publicly or the information may be unreliable. Published sources of information include “Bitcoin.org” and “blockchain.info”; however, the reliability of that information and its continued availability cannot be assured.

We believe, based on available data, that the trend of increasing market prices for Bitcoin and other major digital assets we observed beginning in the third fiscal quarter of calendar year 2020 has resulted in an increase in the scale and sophistication of competition in the digital asset mining industry, with new entrants and existing competitors gaining access to substantial capital resources to build larger and larger mining operations. If this trend of increasing market prices for Bitcoin and other digital assets continues, which we believe has occurred (though with significant volatility) throughout calendar year 2021, we believe many new and existing competitors may be encouraged to build or expand their Bitcoin mining operations.

Despite this trend, we believe, based on our access to necessary equipment, we have and will continue to maintain a competitive hash rate capacity among both public and private Bitcoin miners. However, to remain competitive in our evolving industry, both against new entrants into the market and existing competitors, we anticipate that we will have to continue to expand our existing miner fleet by purchasing the latest generation of miners, as well as innovating to develop and implement new technologies and mining solutions.

We believe that our integrated blockchain service portfolio, as well as our differentiated customer experience and technology, are keys to retaining and growing revenue from existing customers and to acquiring new customers. For example, we believe our significant build-out and ready power along with our MinderTM software layer represent meaningful competitive advantages favorable to our business.

Competition

Our business environment is constantly evolving, and cryptocurrency miners can range from individual enthusiasts to professional mining operations with dedicated data centers. We compete with other companies that focus all or a portion of their activities on mining activities at scale. We face significant competition in every aspect of our business, including, but not limited to, the acquisition of new miners, the ability to raise capital, obtaining the lowest cost of electricity, obtaining access to energy sites with reliable sources of power, and evaluating new technology developments in the industry.

At present, the information concerning the activities of these enterprises may not be readily available as the vast majority of the participants in this sector do not publish information publicly or the information may be unreliable. Published sources of information include “Bitcoin.org” and “blockchain.info”; however, the reliability of that information and its continued availability cannot be assured.

We believe, based on available data, that the trend of increasing market prices for Bitcoin and other major cryptocurrencies that began in the third fiscal quarter of calendar year 2020 has resulted in an increase in the scale and sophistication of competition in the cryptocurrency mining industry, with new entrants and existing competitors gaining access to substantial capital resources to build larger and larger mining operations. If this trend of increasing market prices for Bitcoin and other cryptocurrencies continues, which we believe has occurred (though with significant volatility) into calendar year 2021, we believe many new and existing competitors may be encouraged to build or scale Bitcoin mining operations.

Despite this trend, we believe, based on our access to necessary equipment, we will be able to maintain a competitive hash rate capacity among both public and private Bitcoin miners. However, to stay competitive in our evolving industry, both against new entrants into the market and existing competitors, we anticipate that we will have to continue to expand our existing miner fleet by purchasing the latest generation of miners, as well as innovating to develop and implement new technologies and mining solutions.

Regulation

Our financial prospects and continued growth depend in part on our ability to continue to operate in a compliant manner with all rules and regulations. Blockchain and digital currencies are increasingly becoming subject to governmental regulation, both in the U.S. and internationally. State and local regulations also may apply to our activities and other activities in which we may participate in the future. Other governmental or semi-governmental regulatory bodies have shown an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency business. For instance, the Cyber-Digital Task Force of the U.S. Department of Justice (the “DOJ”) published a report entitled “Cryptocurrency: An Enforcement Framework” in October 2020. This report provides a comprehensive overview of the possible threats and enforcement challenges the DOJ views as associated with the use and prevalence of cryptocurrency, as well as the regulatory and investigatory means the DOJ has at its disposal to deal with these possible threats and challenges. Further, in early March 2021, the SEC chairperson nominee expressed an intent to focus on investor protection issues raised by Bitcoin and other cryptocurrencies.

Presently, we do not believe any U.S. or State regulatory body has taken any action or position adverse to our main cryptocurrency, Bitcoin, with respect to its production, sale, and use as a medium of exchange; however, future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability.

Further, following the appreciation of the market price of Bitcoin in the second half of 2020, we have observed increasing media attention directed at the environmental concerns associated with cryptocurrency mining, particularly its energy-intensive nature. While we do not believe any U.S.-based regulators have taken a position adverse to Bitcoin mining, in March 2021, the governmental authorities for the Chinese province of Inner Mongolia, which represents roughly 8% of the world’s total mining power, implemented an outright ban on Bitcoin mining in the province due to the industry’s intense electrical power demands and its negative environmental impacts (both in terms of the waste produced by mining the rare Earth metals used to manufacture miners and the production of electrical power used in Bitcoin mining). Later, China extended the ban to the entire nation of China, effective as of the end of July 2021. While we have yet to see whether these miners will be able to relocate to another location outside of China and Mongolia to continue mining, this action serves as a stark reminder of the power of national and state governments to affect our industry through regulator action.

As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see the Section entitled “Risk Factors” herein.

Patents and Trademarks

We intend to protect our intellectual property rights through a combination of trademark, patent, copyright and trade secrets laws.

Employees and Independent Contractors

As of August 31, 2021, we had two employees and independent contractors, which do not include our officers, who are performing services without a contract or compensation until we raise capital.

We have no collective bargaining agreements with our employees, and believe all independent contractor and employment agreements relationships are satisfactory. We hire independent contractors on an as-needed basis, and we may retain additional employees and consultants during the next twelve months, including additional executive management personnel with substantial experience in development business.

Available Information

We make available free of charge on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or (the “SEC”). Our corporate website is bitminetech.io. The information in this website is not a part of this report.

Item 1A. Risk Factors

Ownership of our securities involves a high degree of risk. Holders of our securities should carefully consider the following risk factors and the other information contained in this Form 10-K, including our historical financial statements and related notes included herein. The following discussion highlights some of the risks that may affect future operating results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or businesses in general, may also impair our businesses operations. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results could be adversely affected in a material way. This could cause the trading prices of our common stock to decline, perhaps significantly, and you may lose part or all of your investment. Please see “Cautionary Notes Regarding Forward-Looking Statements.”

Risks Related to Company’s Business and Industry

We may not be able to obtain new hosting and transaction processing hardware or purchase such hardware at competitive prices during times of high demand, which could have a material adverse effect on our business, financial condition and results of operations.

Historically, an increase in interest and demand for digital assets has led to a shortage of hosting and transaction processing hardware and increased prices. Higher Bitcoin prices increase the demand for mining equipment and increases the cost. In addition, as more companies seek to enter the mining industry, the demand for machines may outpace supply and create mining machine equipment shortages. We and our customers and potential customers have experienced, and may in the future experience, difficulty in obtaining new equipment or replacement components for our and their existing equipment, including graphics processing units and application-specific integrated circuit chipsets and computer servers, which has had, and in the future may have, a material impact on the demand for our services and associated revenue. Currently, restrictions on digital asset mining in China have increased availability of used mining equipment and decreased prices of new mining equipment. In addition, these restrictions have decreased available mining facilities in China and increased demand for hosting in countries outside of China including the U.S. To the extent miners view this used equipment as a viable alternative to purchasing new miners from us our equipment sales may suffer, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is capital intensive, and failure to obtain the necessary capital when needed may force us to delay, limit or terminate our expansion efforts or other operations, which could have a material adverse effect on our business, financial condition and results of operations.

The costs of constructing, developing, operating and maintaining digital asset mining and hosting facilities, and owning and operating a large fleet of the latest generation mining equipment are substantial.

Our mining operations can only be successful and ultimately profitable if the costs, including hardware and electricity costs, associated with mining digital assets are lower than the price of the digital assets we mine when we sell them. Our miners experience ordinary wear and tear from operation and may also face more significant malfunctions caused by factors which may be beyond our control. Additionally, as the technology evolves, we may acquire newer models of miners to remain competitive in the market. Over time, we replace those miners which are no longer functional with new miners purchased from third-party manufacturers, who are primarily based in China.

As miners become obsolete or degrade due to ordinary wear and tear from usage, or are lost or damaged due to factors outside of our control, these miners will need to be repaired or replaced along with other equipment from time to time for us to stay competitive. This upgrading process requires substantial capital investment, and we may face challenges in doing so on a timely and cost-effective basis based on availability of new miners and our access to adequate capital resources. If we are unable to obtain adequate numbers of new and replacement miners at scale, we may be unable to remain competitive in our highly competitive and evolving industry.

Moreover, in order to grow our hosting business, we need additional hosting facilities to increase our capacity for more miners. The costs of constructing, developing, operating and maintaining hosting facilities and growing our hosting operations may increase in the future, which may make it more difficult for us to expand our business and to operate our hosting facilities profitably.

We will need to raise additional funds through equity or debt financings in order to meet our operating and capital needs. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. An inability to generate sufficient cash from operations or to obtain additional debt or equity financing would adversely affect our results of operations. Additionally, if this happens, we may not be able to mine digital assets as efficiently or in similar amounts as our competition and, as a result, our business and financial results could suffer.

If future prices of Bitcoin are not sufficiently high, our business, results of operations and financial condition could be materially and adversely affected, which may have a negative impact on the trading price of our securities.

Our financial condition and results of operations are, and are expected to increasingly be, reliant on our ability to sell the Bitcoin we mine at a price greater than our costs to produce that Bitcoin. As the price for new miners we buy increases, our cost to produce a single Bitcoin also increases, therefore requiring a corresponding increase in the price of Bitcoin for us to maintain our results of operations. If future prices of Bitcoin are not sufficiently high, we may not realize the benefit of the capital expenditures we incur each time we acquire new miners. If this occurs, our business, results of operations and financial condition could be materially and adversely affected, which may have a negative impact on the trading price of our securities, which may have a materially adverse impact on investors’ investment in our Company.

Our success depends in large part on our ability to mine digital assets profitably and to attract customers for our hosting capabilities. Increases in power costs or our inability to mine digital assets efficiently and to sell digital assets at favorable prices will reduce our operating margins, impact our ability to attract customers for our services and harm our growth prospects and could have a material adverse effect on our business, financial condition and results of operations.

Our growth depends in large part on our ability to successfully mine digital assets and to attract customers for our hosting capabilities. We may not be able to attract customers to our hosting capabilities for a number of reasons, including if:

•	there is a reduction in the demand for our services due to macroeconomic factors in the markets in which we operate;

•	we fail to provide competitive pricing terms or effectively market them to potential customers;

•	we provide hosting services that are deemed by existing and potential customers or suppliers to be inferior to those of our competitors, or that fail to meet customers’ or suppliers’ ongoing and evolving program qualification standards, based on a range of factors, including available power, preferred design features, security considerations and connectivity;

•	businesses decide to host internally as an alternative to the use of our services;

•	we fail to successfully communicate the benefits of our services to potential customers;

•	we are unable to strengthen awareness of our brand;

•	we are unable to provide services that our existing and potential customers desire; or

•	our customers are unable to secure an adequate supply of new generation digital asset mining equipment to host with us.

If we are unable to obtain hosting customers at favorable pricing terms or at all, it could have a material adverse effect on our business, financial condition and results of operations.

A slowdown in the demand for blockchain technology or blockchain hosting resources and other market and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Adverse developments in the blockchain industry, and in the blockchain hosting market could lead to a decrease in the demand for hosting resources, which could have a material adverse effect on our business, financial condition and results of operations. We face risks including those related to:

•	a decline in the adoption and use of Bitcoin and other similar digital assets within the technology industry or a decline in value of digital assets;

•	increased costs of complying with existing or new government regulations applicable to digital assets and other factors;

•	a downturn in the market for blockchain hosting space generally, which could be caused by an oversupply of or reduced demand for blockchain space;

•	any transition by our customers of blockchain hosting from third-party providers like us to customer-owned and operated facilities;

•	the rapid development of new technologies or the adoption of new industry standards that render our or our customers’ current products and services obsolete or unmarketable and, in the case of our customers, that contribute to a downturn in their businesses, increasing the likelihood of a default under their service agreements or their becoming insolvent;

•	a slowdown in the growth of the Internet generally as a medium for commerce and communication;

•	availability of an adequate supply of new generation digital asset mining equipment to enable us to mine digital assets at scale and for customers who want to host with us to be able to do so; and

•	the degree of difficulty in mining digital assets and the trading price of such assets.

To the extent that any of these or other adverse conditions exist, they are likely to have an adverse impact on our mining rewards and market demand and pricing for our services, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, we and our customers are affected by general business and economic conditions in the United States and globally. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, including the imposition of new tariffs affecting our or our customers’ products and services, fluctuations in both debt and equity capital markets and broad trends in industry and finance, all of which are beyond our control. Macroeconomic conditions that affect the economy and the economic outlook of the United States and the rest of the world could adversely affect our customers and vendors, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is heavily impacted by social, political, economic and other events and circumstances in countries outside of the United States, most particularly China and other non-Western countries. China’s shifting position on mining activity within its borders could reduce our revenue and profitability.

Our business is heavily impacted by social, political, economic and other events and circumstances in countries outside of the United States, most particularly in China and other non-Western countries. These events and circumstances are largely outside of our influence and control. We are heavily dependent on the Chinese manufacture of equipment. Historically China was a location of significant digital asset mining at low electric power rates. Recently, China and other foreign governments have taken action to prohibit or significantly restrict digital asset mining. For example, in May and June 2021, in their efforts to curb digital asset trading and mining, regulators in several Chinese Provinces, including Qinghai, Inner Mongolia and Sichuan, announced policies to curb or ban local digital asset mining operations. Later, the Chinese government extended the ban on digital asset mining to all Chinese Provinces, effective July 31, 2021. Following the original ban announcement, the price of Bitcoin experienced a drop of over 30% in May. The long-term impact of such restrictions is unknown and could be either beneficial or detrimental to our business and profitability. Currently, we expect the restrictions in China to enhance our business by increasing the demand for cost-effective data hosting services outside of China. Whether or not the lack of mining activity in China will negatively impact Chinese miner manufacturing and the development, price, availability of new and enhanced mining equipment is unknown. Should China or other countries that currently restrict digital asset mining eliminate such restrictions or actually seek to enhance such mining activity, the likely increase in mining activity could reduce our revenue and profitability.

Continuing coronavirus outbreaks may have a material adverse impact on our business, liquidity, financial condition and results of operations.

COVID-19 was first reported in December 2019 in the City of Wuhan, Hubei, China and was recognized as a pandemic by the World Health Organization on March 11, 2020. In response to the pandemic, governmental authorities around the World, including the United States, Canada, China and elsewhere, introduced various measures to limit the spread of the pandemic, including travel restrictions, border closures, business closures, quarantines, self- and forced isolations, shelter-in-place orders and social distancing. COVID-19 reduced the number of new generation machines available for purchase by prospective customers of our blockchain hosting services, delayed the delivery and implementation of new generation mining machines and reduced demand for services. A resurgence of COVID-19, including the emergence of variant strains of COVID-19, could have a material impact on our business, liquidity, financial condition and results of operations and any such impact will be determined by the severity and duration of the continuing pandemic.

Changes in tariffs or import restrictions could have a material adverse effect on our business, financial condition and results of operations.

Equipment necessary for digital asset mining is almost entirely manufactured outside of the United States. There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, the European Union, Canada, and Mexico, with respect to trade policies, treaties, tariffs and customs duties, and taxes. For example, since 2019, the U.S. government has implemented significant changes to U.S. trade policy with respect to China. These tariffs have subjected certain digital asset mining equipment manufactured overseas to additional import duties of up to 25%. The amount of the additional tariffs and the number of products subject to them has changed numerous times based on action by the U.S. government. These tariffs have increased costs of digital asset mining equipment, and new or additional tariffs or other restrictions on the import of equipment necessary for digital asset mining could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our assets are pledged to an entity controlled by our chairman and failure to repay obligations to such entity when due will have a material adverse effect on our business and could result in foreclosure on our assets.

As of August 31, 2021, we owed $277,296 to an investment fund controlled by our chairman under a line of credit that permits draws by the company of up to $2,500,000. At maturity on April 1, 2020, the amount due under the line of credit along with accrued interest will be payable in full.

It is necessary for us to grow our business in order to generate the free cash flow necessary to repay the principal and interest on our indebtedness. If we were to default on the amounts owed or other terms and conditions of the convertible notes, the lender would have the right to exercise rights and remedies to collect, which would include obtaining judgement lien on our assets and selling them to pay the judgment. A default would have a material adverse effect on our business and our stockholders could lose their entire investment in us.

Delays in the construction of our hosting facilities or significant cost overruns could present significant risks to our business and could have a material adverse effect on our business, financial condition and results of operations.

The servers used for digital asset transaction processing and colocation hosting require the use of facilities (“hosting facilities”) with a highly specialized infrastructure and considerable, reliable power in order to compete effectively. Our growth strategy is to build mining capacity in locations that have reliable sources of low cost power, and to utilize that capacity to host third-party miners and to host our own proprietary mining equipment. In order to meet our financial plan, we need to complete our initial hosting facility in Trinidad, and continue to new locations for hosting facilities. We may face challenges in obtaining suitable land to build new hosting facilities, as we need to work closely with the local power suppliers and local governments of the places where our proposed hosting facilitates are located. Delays in actions that require the assistance of such third parties, in receiving required permits and approvals or in mediations with local communities, if any, may negatively impact our construction timelines and budget or result in any new hosting facilities not being completed at all.

Currently, we are currently evaluating different locations for hosting facilities in Trinidad, and we expect to have an operational hosting facility in Trinidad by January 2022. Additional expansion of existing hosting facilities and construction of new hosting facilities is also being contemplated. Such expansion and construction require us to rely on the experience of one or more designers, general contractors and subcontractors, and such designers or contractors may experience financial or other problems during the design or construction process. We may also experience quality control issues as we implement any upgrades in our hosting capacity through the installation and maintenance of chipsets and servers or new cooling technologies such as immersion and water curtain cooling. Our business will be negatively impacted if we are unable to run our mining operations in a way that is technologically advanced, economically and energy efficient and temperature controlled. If we are unsuccessful, we will damage our miners and the miners of third parties and the profitability of our mining operations.

If we experience significant delays in the supply of power required to support any hosting facility expansion or new construction, the progress of such projects could deviate from our original plans, which could cause material and negative effects on our revenue growth, profitability and results of operations. Any material delay in completing these projects, or any substantial cost increases or quality issues in connection with these projects, could materially delay our ability to deliver our hosting capacity, cause us to incur penalties under hosting contracts, result in reduced order volume and materially adversely affect our business, financial condition and results of operations.

We are subject to risks associated with our need for significant electric power and the limited availability of power resources, which could have a material adverse effect on our business, financial condition and results of operations.

Our mining and hosting services require a significant amount of electric power. The costs of electric power account for a significant portion of our cost of revenue. We require a significant electric power supply to conduct our mining activity and to provide many hosting services we offer, such as powering and cooling our and our customers’ servers and network equipment and operating critical mining and hosting facility and equipment infrastructure.

The amount of power required by us and our customers will increase commensurate with the demand for our services and the increase in miners we operate for ourselves and our hosting customers. While energy costs are not vulnerable to seasonal factors in Trinidad, in some places that we are evaluating for future hosting facilities energy costs and availability are vulnerable to seasonality, with increased costs primarily in the summer months (in the Northern hemisphere) and risks of outages and power grid damage as a result of inclement weather, animal incursion, sabotage and other events out of our control. Although we aim to build and operate energy efficient hosting facilities, there can be no assurance such facilities will be able to deliver sufficient power to meet the growing needs of our business. The cost of power at some of our hosting facilities may be dependent on our ability to perform under power contracts that we are a party to, which we may be unable to do successfully. Pursuant to these power contracts, if we fail to curtail our power usage when called upon or fail to satisfy certain eligibility requirements for monthly bill credits, our power costs would increase. Any system downtime resulting from insufficient power resources or power outages could have a material adverse effect on our business, financial condition and results of operations. Our operations may not be equipped to run on back-up generators in the event of a power outage. Increased power costs and limited availability and curtailment of power resources could reduce our revenue and have a material and adverse effect on our cost of revenue and results of operations.

Any system downtime resulting from insufficient power resources or power outages could have a material adverse effect on our business, financial condition and results of operations. Because the mining portion of our business consumes a large amount of energy, it is not practical or economical for our operations to run on back-up generators in the event of a power outage.

Governments and government regulators may potentially restrict the ability of electricity suppliers to provide electricity to hosting and transaction processing operations such as ours, which could have a material adverse effect on our business, financial condition and results of operations.

Governments or government regulators may potentially restrict electricity suppliers from providing electricity to hosting facilities and hosting and transaction processing operators in times of electricity shortage or may otherwise potentially restrict or prohibit the provision of electricity to transaction process operators like us. In the event government regulators issue moratoriums or impose bans or restrictions involving hosting operations or transaction processing in jurisdictions in which we operate, we will not be able to continue our operations in such jurisdictions. A moratorium, ban or restriction could have a material adverse effect our business, financial condition and results of operations.

Power outage in our hosting facilities could have a material adverse effect on our business, financial condition and results of operations.

Although we control, operate and have access to our servers and all of the other components of our network, we are still vulnerable to disruptions and power outages resulting from weather, animal incursions, accidents, equipment failures, curtailments, acts of war, sabotage and other events. We may not have backup power generators for our blockchain operations in the event of a power outage. This could impact our ability to generate and maintain contractually specified power levels to our contractual counterparties, which could have a material adverse effect on our business, financial condition and results of operations.

If we do not accurately predict our hosting facility requirements, it could have a material adverse effect on our business, financial condition and results of operations.

The costs of building out, leasing and maintaining our hosting facilities constitute a significant portion of our capital and operating expenses. In order to manage growth and ensure adequate capacity for our digital mining operations and new and existing hosting customers while minimizing unnecessary excess capacity costs, we continuously evaluate our short- and long-term data center capacity requirements. If we overestimate our business’ capacity requirements or the demand for our services and therefore secure excess data center capacity, our operating margins could be materially reduced. If we underestimate our data center capacity requirements, we may not be able to service the expanding needs of our existing customers and may be required to limit new customer acquisition, which could have a material adverse effect on our business, financial condition and results of operations.

If there are significant changes to the method of validating blockchain transactions, such changes could reduce demand for our blockchain hosting services.

New digital asset transaction protocols are continuously being deployed, and existing and new protocols are in a state of constant change and development. While certain validation protocols currently employ a “proof of work” consensus algorithm, whereby transaction processors are required to expend significant amounts of electrical and computing power to solve complex mathematical problems in order to validate transactions and create new blocks in a blockchain, there may be a shift towards adopting alternative validating protocols. These protocols may include a “proof of stake” algorithm or an algorithm based on a protocol other than proof of work, which may decrease the reliance on computing power as an advantage to validating blocks. Our transaction processing operations, and, to our knowledge, the operations of our potential hosting customers, are currently designed to primarily support a proof of work consensus algorithm. Should the algorithm shift from a proof of work validation method to a proof of stake method, mining would require less energy and may render any company that maintains advantages in the current climate (for example, from lower priced electricity, processing, real estate or hosting) less competitive. As a result of our efforts to optimize and improve the efficiency of our digital asset mining operations, we may be exposed to the risk in the future of losing the benefit of our capital investments and the competitive advantage we hope to gain from this as a result, and may be negatively impacted if a switch to proof of stake validation were to occur. Any such change to transaction validating protocols could have a material adverse effect on our business, financial condition and results of operations.

If we fail to accurately estimate the factors upon which we base our contract pricing, we may generate less profit than expected or incur losses on those contracts, which could have a material adverse effect on our business, financial condition and results of operations.

Our hosting contracts are generally priced on the basis of estimated power consumption by our clients, along with other costs of service, as adjusted for actual costs. Our ability to earn a profit on such contracts requires that we accurately estimate the costs involved and outcomes likely to be achieved and assess the probability of generating sufficient hosting and colocation capacity within the contracted time period. In addition, we may not be able to obtain all expected benefits, including tax abatements or government incentives offered in opportunity zones. The inability to accurately estimate the factors upon which we base our contract pricing could have a material adverse effect on our business, financial condition and results of operations.

Any failure in the critical systems of our hosting facilities or services we provide could lead to disruptions in our and our customers’ businesses and could harm our reputation and result in financial penalty and legal liabilities, which would reduce our revenue and have a material adverse effect on our business, financial condition and results of operations.

The critical systems of the hosting facilities we operate and the services we provide are subject to failure. Any failure in the critical systems of any hosting facility we operate or services that we provide, including a breakdown in critical plant, equipment or services, routers, switches or other equipment, power supplies or network connectivity, whether or not within our control, could result in service interruptions impacting our customers as well as equipment damage, which could significantly disrupt the normal business operations of our customers, harm our reputation and reduce our revenue. Any failure or downtime in one of the facilities that we operate impact mining rewards generated by us and reduce the profitability of our customers. The total destruction or severe impairment of any of the facilities we operate could result in significant downtime of our services and loss of customer data. Since our ability to attract and retain customers depends on our ability to provide highly reliable service, even minor interruptions in our service could harm our reputation and negatively impact our revenue and profitability. The services we provide are subject to failures resulting from numerous factors, including:

•	power loss;

•	equipment failure;

•	human error or accidents;

•	theft, sabotage and vandalism;

•	failure by us or our suppliers to provide adequate service or maintain our equipment;

•	network connectivity downtime and fiber cuts;

•	service interruptions resulting from server relocation;

•	security breaches of our infrastructure;

•	improper building maintenance by us;

•	physical, electronic and cybersecurity breaches;

•	animal incursions;

•	fire, earthquake, hurricane, tornado, flood and other natural disasters;

•	extreme temperatures;

•	water damage;

•	public health emergencies; and

•	terrorism.

Moreover, service interruptions and equipment failures may expose us to potential legal liability. As our services are critical to our customers’ business operations, any disruption in our services could result in lost profits of or other indirect or consequential damages to our customers. Although our customer contracts typically contain provisions limiting our liability for breach of such agreements, there can be no assurance that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a service interruption that they may ascribe to us. The outcome of any such lawsuit would depend on the specific facts of the case and any legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards, which would as a result have a material adverse effect on our business, financial condition and results of operations.

Our success is dependent on the ability of our management team and our ability to attract, develop, motivate and retain other well-qualified employees, which may be more difficult, costly or time-consuming than expected.

Our success depends largely on the development and execution of our business strategy by our senior management team. We cannot assure you that our management will work well together, work well with our other existing employees or successfully execute our business strategy in the near-term or at all, which could have a material adverse effect on our business, financial condition and results of operations.

Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled directors and other employees. In particular, it is difficult to locate experienced executives in our industry and offer them competitive salaries at this stage in our development. We may be unable to retain our directors, senior executives and key personnel or attract and retain new directors, senior executives and key personnel in the future, any of which could have a material adverse effect on our business, financial condition and results of operations.

Competition for employees is intense, and we may not be able to attract and retain the qualified and skilled employees needed to support our business, which in turn could have a material adverse effect on our business, financial condition and results of operation.

We believe our success depends on the efforts and talent of our employees, including hosting facility design, construction management, operations, data processing, engineering, IT, risk management and sales and marketing personnel. Our future success depends on our continued ability to attract, develop, motivate and retain qualified and skilled employees. Competition for highly skilled personnel is extremely intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Some of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.

In addition, we invest significant time and expenses in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements, and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business, financial condition and results of operations.

We may be vulnerable to security breaches, which could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

A party who is able to compromise the physical security measures protecting our hosting facilities could cause interruptions or malfunctions in our operations and misappropriate our property or the property of our customers. As we provide assurances to our customers that we provide the highest level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. As techniques used to breach security change frequently and are often not recognized until launched against a target, we may not be able to implement new security measures in a timely manner or, if and when implemented, we may not be certain whether these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, any assertions of alleged security breaches or systems failure made against us, whether true or not, could harm our reputation, cause us to incur substantial legal fees and have a material adverse effect on our business, financial condition and results of operations. Whether or not any such assertion actually develops into litigation, our management may be required to devote significant time and attention to dispute resolution (through litigation, settlement or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant. In addition, any such resolution could involve our agreement with terms that restrict the operation of our business. Any such resolution, including the resources exhausted in connection therewith, could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, security breaches, computer malware and computer hacking attacks have been a prevalent concern in the Bitcoin exchange market since the launch of the Bitcoin network. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses, could harm our business operations or result in loss of our assets.

We are subject to litigation risks.

We may be subject to litigation arising out of our operations. Damages claimed under such litigation may be material, and the outcome of such litigation may materially impact our operations, and the value of the common shares. While we will assess the merits of any lawsuits and defend such lawsuits accordingly, we may be required to incur significant expense or devote significant financial resources to such defenses. In addition, the adverse publicity surrounding such claims may have a material adverse effect on our operations.

We may be exposed to cybersecurity threats and hacks, which could have a material adverse effect on our business, financial condition and results of operations.

The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our computer servers and computer systems may be vulnerable to cybersecurity risks, including denial-of-service attacks, physical or electronic break-ins, employee theft or misuse and similar disruptions from unauthorized tampering with our computer servers and computer systems. The preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber-attack in the future. To the extent that any disruption or security breach results in a loss or damage to our network, in unauthorized disclosure of confidential information or in a loss of our digital assets, it could cause significant damage to our reputation, lead to claims against us and ultimately have a material adverse effect on our business, financial condition and results of operations. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Our future success depends on our ability to keep pace with rapid technological changes that could make our current or future technologies less competitive or obsolete.

Rapid, significant and disruptive technological changes continue to impact our industry. The infrastructure at our hosting facilities may become less marketable due to demand for new processes and technologies, including, without limitation: (i) new processes to deliver power to, or eliminate heat from, computer systems; (ii) customer demand for additional redundancy capacity; (iii) new technology that permits higher levels of critical load and heat removal than our hosting facilities are currently designed to provide; (iv) an inability of the power supply to support new, updated or upgraded technology; and (v) a shift to more power-efficient transaction validation protocols. In addition, the systems that connect our hosting facilities to the Internet and other external networks may become insufficient, including with respect to latency, reliability and diversity of connectivity. We may not be able to adapt to changing technologies, identify and implement new alternatives successfully or meet customer demands for new processes or technologies in a timely and cost-effective manner, if at all, which would have a material adverse effect on our business, financial condition and results of operations.

Even if we succeed in adapting to new processes and technologies, there is no assurance that our use of such new processes or technology would have a positive impact on our financial performance. For example, we could incur substantial additional costs if we needed to materially improve our hosting center infrastructure through the implementation of new systems or new server technologies that require levels of critical load and heat removal that our facilities are not currently designed to provide. In addition, if one of our new offerings were competitive to our prior offerings and represented an adequate or superior alternative, customers could decide to abandon prior offerings that produce higher revenue or better margins for the new offering. Therefore, the adaptation to new processes and technologies could result in lower revenue, lower margins and/or higher costs, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, our competitors or others might develop technologies that are more effective than our current or future technologies, or that render our technologies less competitive or obsolete. Further, many of our competitors may have superior financial and human resources deployed toward research and development efforts. We may not be able to effectively keep pace with relevant technological changes. If competitors introduce superior technologies for hosting operations or transaction processing, and we cannot make upgrades to our hardware or software to remain competitive, it could have a material adverse effect on our business, financial condition and results of operations.

Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our reputation, operating results, and financial condition.

Our ability to comply with applicable complex and evolving laws, regulations, and rules is largely dependent on the establishment and maintenance of our compliance, audit, and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we plan to devote significant resources to develop policies and procedures to identify, monitor and manage our risks, we cannot assure you that our policies and procedures will always be effective against all types of risks, including unidentified or unanticipated risks, or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed in all market environments.

We may infringe on third-party intellectual property rights or other proprietary rights, which could have a material adverse effect on our business, financial condition and results of operations.

Our commercial success depends on our ability to operate without infringing third-party intellectual property rights or other proprietary rights. For example, there may be issued patents of which we are not aware that our services or products infringe on. Also, there may be patents we believe we do not infringe on, but that we may ultimately be found to by a court of law or government regulatory agency. Moreover, patent applications are in some cases maintained in secrecy until patents are issued. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our services or products allegedly infringe on.

If a third party brings any claim against us based on third-party intellectual property rights and/or other proprietary rights, we will be required to spend significant resources to defend and challenge such claim, as well as to invalidate any such rights. Any such claim, if initiated against us, whether or not it is resolved in our favor, could result in significant expense to us, and divert the efforts of our technical and management personnel, which could have a material adverse effect on our business, financial condition and results of operations.

The further development and acceptance of cryptographic and algorithmic protocols governing transaction validation and the issuance of, and transactions in, digital assets are subject to a variety of factors that are difficult to evaluate. The slowing or stoppage of development or acceptance of blockchain networks and digital assets would have an adverse material effect on the successful development of the mining operation and value of mined digital assets.

The use of digital assets to, among other things, buy and sell goods and services, is part of a new and rapidly evolving industry that employs digital assets based upon a computer-generated mathematical and/or cryptographic protocol. The future of this industry is subject to a high degree of uncertainty. The factors affecting the further development of this industry include, but are not limited to:

•	continued worldwide growth in the adoption and use of digital assets and blockchain technologies;

•	government and quasi-government regulation of digital assets and their use, or restrictions on or regulation of access to and operations of digital asset transaction processing;

•	changes in consumer demographics and public tastes and preferences;

•	the maintenance and development of the open-source software protocols or similar digital asset systems;

•	the availability and popularity of other forms or methods of buying and selling goods and services, or trading assets including new means of using fiat currencies;

•	general economic conditions and the regulatory environment relating to digital assets; and

•	negative consumer perception of digital assets, including digital assets specifically and digital assets generally.

•	a decline in the popularity or acceptance of digital assets could materially impact us or our potential hosting customers, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to adequately protect our intellectual property rights and other proprietary rights, which could have a material adverse effect on business, financial condition and results of operations.

We may not be able to obtain broad protection in the United States or internationally for all of our existing and future intellectual property and other proprietary rights, and we may not be able to obtain effective protection for our intellectual property and other proprietary rights in every country in which we operate. Protecting our intellectual property rights and other proprietary rights may require significant expenditure of our financial, managerial and operational resources. Moreover, the steps that we may take to protect our intellectual property and other proprietary rights may not be adequate to protect such rights or prevent third parties from infringing or misappropriating such rights. Any of our intellectual property rights and other proprietary rights, whether registered, unregistered, issued or unissued, may be challenged by others or invalidated through administrative proceedings and/or litigation.

We may be required to spend significant resources to secure, maintain, monitor and protect our intellectual property rights and other proprietary rights. Despite our efforts, we may not be able to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights and other proprietary rights. We may initiate claims, administrative proceedings and/or litigation against others for infringement, misappropriation or violation of our intellectual property rights or other proprietary rights to enforce and/or maintain the validity of such rights. Any such action, if initiated, whether or not it is resolved in our favor, could result in significant expense to us, and divert the efforts of our technical and management personnel, which may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Limited Operating History and Early Stage of Growth

We operate in a rapidly developing industry and have an evolving business model with no history of generating revenue from our services. In addition, our evolving business model increases the complexity of our business, which makes it difficult to evaluate our future business prospects and could have a material adverse effect on our business, financial condition and results of operations.

We may adjust our business model further from time to time, including trying to offer additional types of products or services, such as a blockchain application designed by us, blockchain services and other related businesses, or entering into strategic partnerships or acquisitions. The evolution of and modifications to our business strategy will continue to increase the complexity of our business and placed significant strain on our management, personnel, operations, systems, technical performance and financial resources. Future additions to or modifications of our business strategy are likely to have similar effects. Further, any new services that we offer that are not favorably received by the market could damage our reputation or our brand. There can be no assurance that we will ever generate sufficient revenues or achieve profitably in the future or that we will have adequate working capital to meet our obligations as they become due.

We cannot be certain that our current business strategy or any new or revised business strategies will be successful or that we will successfully address the risks we face. In the event that we do not effectively evaluate future business prospects, successfully implement new strategies or adapt to our evolving industry, it will have a material adverse effect on our business, financial condition and results of operations.

We may not be able to compete effectively against our current and future competitors, which could have a material adverse effect on our business, financial condition and results of operations.

The digital asset mining industry is highly innovative, rapidly evolving and characterized by healthy competition, experimentation, frequent introductions of new products and services and uncertain and evolving industry and regulatory requirements. We expect competition to further intensify in the future as existing and new competitors introduce new products or enhance existing products. We compete against a number of companies operating both within the United States and abroad, that have greater financial and other resources and that focus on digital asset mining, including businesses focused on developing substantial Bitcoin mining operations. If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, operating results and financial condition could be adversely affected.

We compete with a range of hosting providers and blockchain providers for some or all of the services we offer. We face competition from numerous developers, owners and operators in the blockchain industry, including technology companies, such as hyperscale cloud players, managed service providers and real estate investment trusts (“REITs”), some of which own or lease properties similar to ours, or may do so in the future, in the same submarkets in which our properties are located. Cloud offerings may also influence our customers to move workloads to cloud providers, which may reduce the services they obtain from us. Our current and future competitors may vary from us in size, service offerings and geographic presence.

Competition is primarily centered on reputation and track record; design, size, quality, available power and geographic coverage of hosting space; quality of installation and customer equipment repair services; relationships with equipment manufacturers and ability to obtain replacement parts; technical and software expertise; and financial strength and price. Some of our current and future competitors may have greater brand recognition, longer operating histories, stronger marketing, technical and financial resources and access to greater and less expensive power than we do.

In addition, many companies in the industry are consolidating, which could further increase the market power of our competitors. As a result, some of our competitors may be able to:

•	identify and acquire desirable properties that we are interested in from developers;

•	offer hosting services at prices below current market rates or below the prices we currently charge our customers;

•	bundle colocation services with other services or equipment they provide at reduced prices;

•	develop superior products or services, gain greater market acceptance and expand their service offerings more efficiently or rapidly;

•	adapt to new or emerging technologies and changes in customer requirements more quickly;

•	take advantage of acquisition and other opportunities more readily; and

•	adopt more aggressive pricing policies and devote greater resources to the promotion, marketing and sales of their services.

We operate in a competitive market, and we face pricing pressure with respect to our hosting services. Prices for our hosting services are affected by a variety of factors, including supply and demand conditions and pricing pressures from our competitors. We may be required to lower our prices to remain competitive, which may decrease our margins and could have a material adverse effect on our business, financial condition and results of operations.

In addition, we also face significant competition from other users and/or companies that are processing transactions on one or more digital asset networks, as well as other potential financial vehicles, including securities, derivatives or futures backed by, or linked to, digital assets through entities similar to us, such as exchange-traded funds. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in digital assets directly. Such events could have a material adverse effect on our business, financial condition and results of operations and potentially the value of any digital assets we hold or expect to acquire for our own account.

Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding the demand for our hosting services and the adoption of Bitcoin and other digital assets. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations in any given quarter or fiscal year.

We operate in a rapidly changing and competitive industry and our projections are subject to the risks and assumptions made by management with respect to our industry. Operating results are difficult to forecast as they generally depend on our assessment of the timing of adoption and use of Bitcoin and other digital assets, which is uncertain. Furthermore, as we invest in the development of our hosting and self-mining business, whether because of competition or otherwise, we may not recover the substantial up-front costs of constructing, developing and maintaining our hosting facilities and purchasing the latest generation of miners or recover the opportunity cost of diverting management and financial resources away from other opportunities. Additionally, our business may be affected by reductions in miner demand for hosting facilities and services and the price of Bitcoin and other digital assets as a result of a number of factors which may be difficult to predict. Similarly, our assumptions and expectations with respect to margins and the pricing of our hosting services and market price of Bitcoin or other digital assets we mine may not prove to be accurate. This may result in decreased revenue, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in revenue. This inability could cause our operating results in a given quarter or year to be higher or lower than expected. If actual results differ from our estimates, analysts or investors may negatively react and our stock price could be materially impacted.

We may experience difficulties in establishing relationships with banks, leasing companies, insurance companies and other financial institutions that are willing to provide us with customary financial products and services, which could have a material adverse effect on our business, financial condition and results of operations.

As an early stage company with operations focused in the digital asset transaction processing industry, we may in the future experience difficulties in establishing relationships with banks, leasing companies, insurance companies and other financial institutions that are willing to provide us with customary leasing and financial products and services, such as bank accounts, lines of credit, insurance and other related services, which are necessary for our operations. To the extent a significant portion of our business consists of digital asset transaction mining, processing or hosting, we may in the future continue to experience difficulty obtaining additional financial products and services on customary terms, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Regulatory Framework

If we were deemed an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

An issuer will generally be deemed to be an “investment company” for purposes of the 1940 Act if:

•	it is an “orthodox” investment company because it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•	it is an inadvertent investment company because, absent an applicable exemption, it owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We believe that we are not and will not be primarily engaged in the business of investing, reinvesting or trading in securities, and we do not hold ourselves out as being engaged in those activities. We intend to hold ourselves out as a digital asset mining business. Accordingly, we do not believe that we are an “orthodox” investment company as described in the first bullet point above.

While certain digital assets may be deemed to be securities, we do not believe that certain other digital assets, in particular Bitcoin, are securities; therefore, we believe that less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis will comprise digital assets that could be considered investment securities. Accordingly, we do not believe that we are an inadvertent investment company by virtue of the 40% inadvertent investment company test as described in the second bullet point above. Although we do not believe any of the digital assets we may own, acquire or mine are securities, there is still some regulatory uncertainty on the subject, see “—There is no one unifying principle governing the regulatory status of digital assets nor whether digital assets are securities in any particular context. Regulatory changes or actions in one or more countries may alter the nature of an investment in us or restrict the use of digital assets in a manner that adversely affects our business, prospects or operations.” If certain digital assets, including Bitcoin, were to be deemed securities, and consequently, investment securities by the SEC, we could be deemed an inadvertent investment company.

If we were to be deemed an inadvertent investment company, we may seek to rely on Rule 3a-2 under the 1940 Act, which allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (b) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are putting in place policies that we expect will work to keep the investment securities held by us at less than 40% of our total assets, which may include acquiring assets with our cash, liquidating our investment securities or seeking no-action relief or exemptive relief from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner. As Rule 3a-2 is available to an issuer no more than once every three years, and assuming no other exclusion were available to us, we would have to keep within the 40% limit for at least three years after we cease being an inadvertent investment company. This may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. In any event, we do not intend to become an investment company engaged in the business of investing and trading securities.

Finally, we believe we are not an investment company under Section 3(b)(1) of the 1940 Act because we are primarily engaged in a non-investment company business.

The 1940 Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to continue to conduct our operations so that we will not be deemed to be an investment company under the 1940 Act. However, if anything were to happen that would cause us to be deemed to be an investment company under the 1940 Act, requirements imposed by the 1940 Act, including limitations on our capital structure, ability to transact business with affiliates and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among us and our senior management team and materially and adversely affect our business, financial condition and results of operations.

Any change in the interpretive positions of the SEC or its staff with respect to digital asset mining firms could have a material adverse effect on us.

We intend to conduct our operations so that we are not required to register as an investment company under the 1940 Act. Specifically, we do not believe that digital assets, are securities. The SEC Staff has not provided guidance with respect to the treatment of these assets under the 1940 Act. To the extent the SEC Staff publishes new guidance with respect to these matters, we may be required to adjust our strategy or assets accordingly. There can be no assurance that we will be able to maintain our exclusion from registration as an investment company under the 1940 Act. In addition, as a consequence of our seeking to avoid the need to register under the 1940 Act on an ongoing basis, we may be limited in our ability to engage in digital asset mining operations or otherwise make certain investments, and these limitations could result in our holding assets we may wish to sell or selling assets we may wish to hold, which could materially and adversely affect our business, financial condition and results of operations.

If regulatory changes or interpretations of our activities require our registration as a money services business (“MSB”) under the regulations promulgated by the Financial Crimes Enforcement Network (“FinCEN”) under the authority of the U.S. Bank Secrecy Act, or otherwise under state laws, we may incur significant compliance costs, which could be substantial or cost-prohibitive. If we become subject to these regulations, our costs in complying with them may have a material negative effect on our business and the results of our operations.

To the extent that our activities cause us to be deemed an MSB under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that our activities would cause us to be deemed a “money transmitter” (“MT”) or equivalent designation, under state law in any state in which we may operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. For example, in August 2015, the New York State Department of Financial Services enacted the first U.S. regulatory framework for licensing participants in “virtual currency business activity.” The regulations, known as the “BitLicense,” are intended to focus on consumer protection and regulate the conduct of businesses that are involved in “virtual currencies” in New York or with New York customers and prohibit any person or entity involved in such activity to conduct activities without a license.

Such additional federal or state regulatory obligations may cause us to incur extraordinary expenses. Furthermore, we may not be capable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs. If we are deemed to be subject to and determine not to comply with such additional regulatory and registration requirements, we may act to dissolve and liquidate.

There is no one unifying principle governing the regulatory status of digital assets nor whether digital assets are securities in any particular context. Regulatory changes or actions in one or more countries may alter the nature of an investment in us or restrict the use of digital assets in a manner that adversely affects our business, prospects or operations.

As digital assets have grown in both popularity and market size, governments around the world have reacted differently, with certain governments deeming digital assets illegal, and others allowing their use and trade without restriction. In some jurisdictions, such as in the U.S., digital assets are subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements.

Bitcoin is the oldest and most well-known form of digital asset. Bitcoin and other forms of digital assets have been the source of much regulatory consternation, resulting in differing definitional outcomes without a single unifying statement. Bitcoin and other digital assets are viewed differently by different regulatory and standards setting organizations globally as well as in the United States on the federal and state levels. For example, the Financial Action Task Force considers a digital asset as currency or an asset, and the Internal Revenue Service (“IRS”) considers a digital asset as property and not currency. Further, the IRS applies general tax principles that apply to property transactions to transactions involving virtual currency.

Furthermore, in the several applications to establish an exchange traded fund (“ETF”) of digital assets, and in the questions raised by the Staff under the 1940 Act, no clear principles emerge from the regulators as to how they view these issues and how to regulate digital assets under the applicable securities acts. It has been widely reported that the SEC has recently issued letters and requested various ETF applications be withdrawn because of concerns over liquidity and valuation and unanswered questions about absence of reporting and compliance procedures capable of being implemented under the current state of the markets for exchange traded funds. On April 20, 2021, the U.S. House of Representatives passed a bipartisan bill titled “Eliminate Barriers to Innovation Act of 2021” (H.R. 1602). If passed by the Senate and enacted into law, the bipartisan bill would create a digital assets working group to evaluate the current legal and regulatory framework around digital assets in the United States and define when the SEC may have jurisdiction over a particular token or digital asset (i.e., when it is a security) and when the U.S. Commodity Futures Trading Commission (the “CFTC”) may have jurisdiction (i.e., when it is a commodity).

If regulatory changes or interpretations require the regulation of Bitcoin or other digital assets under the securities laws of the United States or elsewhere, including the Securities Act, the Exchange Act and the 1940 Act or similar laws of other jurisdictions and interpretations by the SEC, the CFTC, the IRS, Department of Treasury or other agencies or authorities, we may be required to register and comply with such regulations, including at a state or local level. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expense or burdens to us. We may also decide to cease certain operations and change our business model. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to us.

Current and future legislation and SEC-rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which Bitcoin or other digital assets are viewed or treated for classification and clearing purposes. In particular, Bitcoin and other digital assets may not be excluded from the definition of “security” by SEC rulemaking or interpretation requiring registration of all transactions unless another exemption is available, including transacting in Bitcoin or digital assets among owners and require registration of trading platforms as “exchanges.”

Furthermore, the SEC may determine that certain digital assets or interests may constitute securities under the “Howey” test as stated by the United States Supreme Court. We do not believe our planned mining activities would require registration for us to conduct such activities and accumulate digital assets. However, the SEC, CFTC, IRS, stock exchanges, or other governmental or quasi-governmental agency or organization may conclude that our activities involve the offer or sale of “securities,” or ownership of “investment securities,” and we may be subject to regulation or registration requirements under various federal laws and related rules. Such regulation or the inability to meet the requirements to continue operations, would have a material adverse effect on our business and operations. We may also face similar issues with various state securities regulators who may interpret our actions as subjecting us to regulation, or requiring registration, under state securities laws, banking laws, or money transmitter and similar laws, which are also an unsettled area or regulation that exposes us to risks.

Regulatory changes or actions may restrict the use of digital assets or the operation of digital asset networks in a manner that may require us to cease certain or all operations, which could have a material adverse effect on our business, financial condition and results of operations.

Recently, there has been a significant amount of regulatory attention directed toward digital assets, digital asset networks and other industry participants by United States federal and state governments, foreign governments and self-regulatory agencies. For example, as digital assets such as Bitcoin have grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., FinCEN, the SEC, the CFTC and the Federal Bureau of Investigation) have begun to examine the operations of the Bitcoin network, Bitcoin users and Bitcoin exchange markets.

In addition, local state regulators such as the Texas State Securities Board, the Massachusetts Securities Division of the Office of the Secretary of the Commonwealth, the New Jersey Bureau of Securities, the North Carolina Secretary of State’s Securities Division and the Vermont Department of Financial Regulation have initiated actions against, and investigations of, individuals and companies involved in digital assets.

Also, in March 2018, the South Carolina Attorney General Office’s Security Division issued a cease-and-desist order against Genesis Mining and Swiss Gold Global, Inc., stating that both companies were to stop doing business in South Carolina and are permanently barred from offering securities in the state in the future since they offered unregistered securities via cloud mining contracts under the South Carolina Uniformed Securities Act of 2005, S.C. Code Ann. § 35-1-101, et seq. (the order against Genesis Mining was subsequently withdrawn).

Further, the North Carolina Secretary of State’s Securities Division issued in March 2018 a Temporary Cease and Desist Order against Power Mining Pool (made permanent pursuant to a Final Order on April 19, 2018), ordering it to cease and desist, among other things, offering “mining pool shares,” which were deemed “securities” under N.C. Gen. Stat. 78A-2(11), in North Carolina until they are registered with the North Carolina Secretary of State or are offered for sale pursuant to an exemption from registration under the North Carolina Securities Act, N.C. Gen. Stat. Chapter 78A.

Additionally, we rely on third-party mining pool service providers for mining revenue payouts from our mining operation, and certain of our potential hosting customers could be involved in, or could issue, cloud mining contracts or mining pool shares, and any regulatory restrictions on their practices could significantly reduce demand for our hosting services. Furthermore, it is possible that laws, regulations or directives that affect digital assets, digital asset transaction processing or blockchain server hosting may change in a manner that may adversely affect our ability to conduct our business and operations in the relevant jurisdiction.

In addition, various foreign jurisdictions either have adopted or may adopt laws, regulations or directives that affect digital assets, digital asset networks and their users and hosting service providers that fall within such jurisdictions’ regulatory scope. Such laws, regulations or directives may conflict with those of the United States, may negatively impact the acceptance of digital assets by users, merchants and service providers outside of the United States and may therefore impede the growth of digital asset use. A number of countries, including India, China, South Korea and Russia, among others, currently have a more restrictive stance toward digital assets and, thereby, have reduced the rate of expansion of digital asset use, as well as digital asset transaction processing, in each of those countries. For example, in January 2018, several media publications reported that a Chinese multiagency government task force overseeing risk in Internet finance issued a notice ordering local authorities to guide the shutdown of digital asset transaction processing in China. However, the People’s Bank of China immediately refuted such reports, indicating that digital asset transaction processing is still permitted in China. As a result of such conflicting positions taken within the Chinese government, a number of digital asset transaction processing operators have moved their operations from China to other jurisdictions in order to build in more regulatory certainty in their operations.

Governments may in the future take regulatory actions that prohibit or severely restrict the right to acquire, own, hold, sell, use or trade digital assets or to exchange digital assets for fiat currency. Ownership of, holding or trading in digital assets may then be considered illegal and subject to sanction. Governments may also take regulatory action that may increase the cost and/or subject digital asset mining companies to additional regulation.

By extension, similar actions by governments may result in the restriction of the acquisition, ownership, holding, selling, use or trading in the capital stock of digital asset mining companies, including our common stock. Such a restriction could result in us liquidating our digital asset inventory at unfavorable prices and may adversely affect our shareholders. The effect of any regulatory change, either by federal, state, local or foreign governments or any self-regulatory agencies, on us or our potential hosting customers is impossible to predict, but such change could be substantial and may require us or our potential hosting customers to cease certain or all operations and could have a material adverse effect on our business, financial condition and results of operations.

Current and future legislation and rulemaking regarding digital assets may result in extraordinary, non-recurring expenses and could have a material adverse effect on our business, financial condition and results of operations.

Current and future legislation and rulemaking by the CFTC and SEC or other regulators, including interpretations released by a regulatory authority, may impact the manner in which digital assets are treated. For example, digital assets derivatives are not excluded from the definition of “commodity future” by the CFTC. Furthermore, according to the CFTC, digital assets fall within the definition of a commodity under the Commodities Exchange Act (the “CEA”) and as a result, we may be required to register and comply with additional regulations under the CEA, including additional periodic reporting and disclosure standards and requirements. We may also be required to register as a commodity pool operator and to register as a commodity pool with the CFTC through the National Futures Association. If we are required to register with the CFTC or another governmental or self-regulatory authority, the scope of our business and operations may be constrained by the rules of such authority and we may be forced to incur additional expenses in the form of licensing fees, professional fees and other costs of compliance.

The SEC has issued guidance and made numerous statements regarding the application of securities laws to digital assets. The SEC’s guidance has included its position that the initial offering of digital currencies for the purpose of raising capital constitutes a securities transaction, and therefore are subject to the federal securities laws.

Although our activities are not focused on raising capital or assisting others that do so, the federal securities laws are very broad. We cannot provide assurance as to whether the SEC will continue or increase its enforcement with respect to digital assets, including taking enforcement action against any person engaged in the sale of unregistered securities in violation of the Securities Act or any person acting as an unregistered investment company in violation of the Investment Company Act of 1940, as amended (the “Investment Company Act”). Because the SEC has held that certain digital assets are securities based on the current rules and law, we may be required to register and comply with the rules and regulations under federal securities laws.

We cannot be certain as to how future regulatory developments will impact the treatment of digital assets under the law, including, but not limited to, whether digital assets will be classified as a security, commodity, currency and/or new or other existing classification. Such additional regulations may result in extraordinary, non- recurring expenses, thereby materially and adversely affecting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain or all of our operations. Any such action could have a material adverse effect on our business, financial condition and results of operations.

Federal or state agencies may impose additional regulatory burdens on our business. Changing laws and regulations and changing enforcement policies and priorities have the potential to cause additional expenditures, restrictions, and delays in connection with our business operations.

Federal and state laws and regulations may be subject to change or changes in enforcement policies or priorities, including changes that may result from changes in the political landscape and changing technologies. Future legislation and regulations, changes to existing laws and regulations, or interpretations thereof, or changes in enforcement policies or priorities, could require significant management attention and cause additional expenditures, restrictions, and delays in connection with our business operations.

Increasing scrutiny and changing expectations from investors, lenders, customers, government regulators and other market participants with respect to our Environmental, Social and Governance (“ESG”) policies may impose additional costs on us or expose us to additional risks.

Companies across all industries and around the globe are facing increasing scrutiny relating to their ESG policies. Investors, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. In February 2021, the Acting Chair of the SEC issued a statement directing the Division of Corporation Finance to enhance its focus on climate-related disclosure in public company filings and in March 2021 the SEC announced the creation of a Climate and ESG Task Force in the Division of Enforcement. The increased focus and activism related to ESG may hinder our access to capital, as investors and lenders may reconsider their capital investment allocation as a result of their assessment of our ESG practices. If we do not adapt to or comply with investor, lender or other industry shareholder expectations and standards and potential government regulations, which are evolving but may relate to the suitable deployment of electric power, or which are perceived to have not responded appropriately to the growing concern for ESG issues, our reputation may suffer, which would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Digital Assets

Because there has been limited precedent set for financial accounting for Bitcoin and other digital assets, the determinations that we have made for how to account for digital assets transactions may be subject to change.

Because there has been limited precedent set for the financial accounting for Bitcoin and other digital assets and related revenue recognition and no official guidance has yet been provided by the Financial Accounting Standards Board or the SEC, it is unclear how companies may in the future be required to account for digital asset transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change the accounting methods we currently intend to employ in respect of our anticipated revenues and assets and restate any financial statements produced based on those methods. Such a restatement could adversely affect our business, prospects, financial condition and results of operation.

Digital assets exchanges and other trading venues are relatively new and, in some cases, partially unregulated and may therefore be more exposed to fraud and failure.

To the extent that digital asset exchanges or other trading venues are involved in fraud or experience security failures or other operational issues, a reduction in digital asset prices could occur. Digital asset market prices depend, directly or indirectly, on the prices set on exchanges and other trading venues, which are new and, in most cases, largely unregulated as compared to established, regulated exchanges for securities, derivatives and other currencies. For example, during the past three years, a number of Bitcoin exchanges have been closed due to fraud, business failure or security breaches. In many of these instances, the customers of the closed Bitcoin exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Bitcoin exchanges. While smaller exchanges are less likely to have the infrastructure and capitalization that provide larger exchanges with additional stability, larger exchanges may be more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information, or gain access to private computer systems) and may be more likely to be targets of regulatory enforcement action.

Digital asset transactions are irrevocable and, if stolen or incorrectly transferred, digital assets may be irretrievable. As a result, any incorrectly executed digital asset transactions could have a material adverse effect on our business, financial condition and results of operations.

Typically, digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on the applicable network. Once a transaction has been confirmed and verified in a block that is added to the network blockchain, an incorrect transfer of a digital asset or a theft of a digital asset generally will not be reversible and we may not be capable of seeking compensation for any such transfer or theft. Although transfers of any digital assets we hold will regularly be made to or from vendors, consultants, services providers, etc., it is possible that, through computer or human error, or through theft or criminal action, our digital assets could be transferred from us in incorrect amounts or to unauthorized third parties. To the extent that we are unable to seek a corrective transaction with such third party or are incapable of identifying the third party that has received our digital assets through error or theft, we will be unable to revert or otherwise recover our incorrectly transferred digital assets. To the extent that we are unable to seek redress for such error or theft, such loss could have a material adverse effect on our business, financial condition and results of operations.

We may not have adequate sources of recovery if the digital assets held by us are lost, stolen or destroyed due to third-party digital asset services, which could have a material adverse effect on our business, financial condition and results of operations.

Certain digital assets held by us may be a third-party digital asset service. We intend to evaluate the security procedures of any third party service to ensure that its dual authentication security, secured facilities, segregated accounts and cold storage are reasonably designed to safeguard our Bitcoin from theft, loss, destruction or other issues relating to hackers and technological attack. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by us. In addition, our service providers may be have limited liability under their services agreement, which may limit our ability to recover losses relating to our Bitcoin. If such digital assets are lost, stolen or destroyed under circumstances rendering a third party liable to us, it is possible that the responsible third party may not have the financial resources or insurance sufficient to satisfy any or all of our claims against the third party, or have the ability to retrieve, restore or replace the lost, stolen or destroyed digital assets due to governing network protocols and the strength of the cryptographic systems associated with such digital assets. To the extent that we are unable to recover on any of our claims against any such third party, such loss could have a material adverse effect on our business, financial condition and results of operations.

Losses relating to our business may be uninsured, or insurance may be limited.

Our hosting and colocation operations are subject to hazards and risks normally associated with the daily operations of hosting facilities. Currently, we maintain various insurance policies for business interruption for lost profits, property and casualty, public liability, commercial employee, workers’ compensation, personal property and auto liability. Our business interruption insurance for lost profits includes coverage for business interruptions, our property and casualty insurance includes coverage for equipment breakdowns and our commercial employee insurance includes employee group insurance. We believe our insurance coverage adequately covers the risks of our daily business operations. However, our current insurance policies may be insufficient in the event of a prolonged or catastrophic event. The occurrence of any such event that is not entirely covered by our insurance policies may result in interruption of our operations, subject us to significant losses or liabilities and damage our reputation as a provider of business continuity services.

Additionally, it may not be possible, either because of a lack of available policies, limits on coverage or prohibitive cost, for us to obtain insurance of any type that would cover losses associated with our digital asset portfolio. In general, we anticipate that certain losses related to our business may be uninsurable, or the cost of insuring against these losses may not be economically justifiable. We have obtained some limited coverage regarding our business, but if an uninsured loss occurs or a loss exceeds policy limits, it could have a material adverse effect on our business, financial condition and results of operations.

The digital assets held by us are not insured. Therefore, a loss may be suffered with respect to our digital assets which is not covered by insurance and for which no person is liable in damages which could adversely affect our operations and, consequently, an investment in us.

The impact of geopolitical, economic or other events on the supply of and demand for digital assets is uncertain, but could motivate large-scale sales of digital assets, which could result in a reduction in the price of such digital asset and could have a material adverse effect on our business, financial condition and results of operations.

As an alternative to fiat currencies that are backed by central governments, digital assets, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services. It is unclear how this supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of digital assets either globally or locally. Large-scale sales of digital assets likely would result in a reduction in the price of the subject digital asset and could have a material adverse effect on our business, financial condition and results of operations.

Digital assets, such as Bitcoin, face significant scaling obstacles that can lead to high fees or slow transaction settlement times and any mechanisms of increasing the scale of digital asset settlement may significantly alter the competitive dynamics in the market.

Digital assets face significant scaling obstacles that can lead to high fees or slow transaction settlement times, and attempts to increase the volume of transactions may not be effective. Scaling digital assets, and particularly Bitcoin, is essential to the widespread acceptance of digital assets as a means of payment, which is necessary to the growth and development of our business.

Many digital asset networks face significant scaling challenges. For example, digital assets are limited with respect to how many transactions can occur per second. In this respect, Bitcoin may be particularly affected as it relies on the “proof of work” validation, which due to its inherent characteristics may be particularly hard to scale to allow simultaneous processing of multiple daily transactions by users. Participants in the digital asset ecosystem debate potential approaches to increasing the average number of transactions per second that the network can handle and have implemented mechanisms or are researching ways to increase scale, such as “sharding,” which is a term for a horizontal partition of data in a database or search engine, which would not require every single transaction to be included in every single miner’s or validator’s block.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of digital asset transactions will be effective, how long they will take to become effective or whether such mechanisms will be effective for all digital assets. There is also a risk that any mechanisms of increasing the scale of digital asset settlements may significantly alter the competitive dynamics in the digital asset market and may adversely affect the value of Bitcoin and the price of our common stock. Any of which could have a material adverse effect on our business, prospects, financial condition, and operating results.

The IRS and certain states have taken the position that digital assets are property for income tax purposes.

In early 2014, the IRS issued basic guidance on the tax treatment of digital assets. The IRS has taken the position that a digital asset is “property” rather than “currency” for tax purposes. Thus, general tax principles applicable to property transactions apply to the acquisition, ownership, use or disposition of digital assets. This overall treatment creates a potential tax liability for, and potential tax reporting requirements applicable to us in any circumstance where we mine or otherwise acquire, own or dispose of a digital asset. In 2019, the IRS issued additional guidance specifically relating to the taxation consequences that could arise from a digital asset hard fork event in which a new unit of digital asset may or may not be received, and released frequently asked questions to address certain digital asset topics such as basis, gain or loss on the sale or exchange of certain kinds of digital assets and how to determine the fair market value of such digital assets.

There is no guarantee that the IRS will not alter its position with respect to the taxation of digital assets, or that legislation or judicial determinations in the future will not result in a tax treatment of digital assets and transactions in digital assets for U.S. federal and state tax purposes that differs from the treatment described above. You are urged to consult your own tax advisor as to the tax implications of our acquisition, ownership, use and disposition of digital assets. The taxation of digital assets for state, local or foreign tax purposes may not be the same as the taxation of digital assets for U.S. federal income tax purposes.

In addition, under the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”), as of January 1, 2018, “like-kind exchange” treatment does not apply to digital assets. This means that gain from the sale or exchange of digital assets cannot be deferred by undertaking an exchange of one type of virtual currency for another.

Certain states, including New York and New Jersey, generally follow IRS guidance with respect to the treatment of digital assets for state income tax purposes, but it is unclear if other states will do so. Transactions involving digital assets for other goods and services also may be subject to sales and use or similar taxes under barter transaction treatment or otherwise. The treatment of digital assets for state income tax and sales tax purposes may have negative consequences, including the imposition of a greater tax burden on investors in digital assets or a higher cost with respect to the acquisition, ownership and disposition of digital assets generally. In either case, this could have a negative effect on prices in the relevant digital asset exchange market and could have a material adverse effect on our business, financial condition and results of operations.

Foreign jurisdictions also may elect to treat digital assets in a manner that results in adverse tax consequences. To the extent that a foreign jurisdiction with a significant share of the market of digital asset owners or users imposes onerous tax burdens on such owners or users, or imposes sales, use or value added tax on purchases and sales of digital assets for fiat currency, such actions could result in decreased demand for digital assets in such jurisdiction, which could impact the price of digital assets and could have a material adverse effect on our business, financial condition and results of operations.

Changes to, or changes to interpretations of, the U.S. federal, state, local or other jurisdictional tax laws could have a material adverse effect on our business, financial condition and results of operations.

All statements contained herein concerning U.S. federal income tax (or other tax) consequences are based on existing law and interpretations thereof. The tax regimes to which we are subject or under which we operate, including income and non-income taxes, are unsettled and may be subject to significant change. While some of these changes could be beneficial, others could negatively affect our after-tax returns. Accordingly, no assurance can be given that the currently anticipated tax treatment will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect. In addition, no assurance can be given that any tax authority or court will agree with any particular interpretation of the relevant laws.

In 2021, significant changes to U.S. federal income tax laws were proposed, including increasing the U.S. income tax rate applicable to corporations from 21% to 28% and changes implicating information reporting with respect to digital assets. Congress may include some or all of these proposals in future legislation. There is uncertainty regarding whether these proposals will be enacted and, if enacted, their scope, when they would take effect, and whether they would have retroactive effect.

State, local or other jurisdictions could impose, levy or otherwise enforce tax laws against us. Tax laws and regulations at the state and local levels frequently change, especially in relation to the interpretation of existing tax laws for new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future taxes, which could have a material adverse effect on our business, financial condition and results of operations.

Concerns about greenhouse gas emissions and global climate change may result in environmental taxes, charges, assessments or penalties and could have a material adverse effect on our business, financial condition and results of operations.

The effects of human activity on global climate change have attracted considerable public and scientific attention, as well as the attention of the United States and other foreign governments. Efforts are being made to reduce greenhouse gas emissions, particularly those from coal combustion power plants, some of which plants we may rely upon for power. The added cost of any environmental taxes, charges, assessments or penalties levied on such power plants could be passed on to us, increasing the cost to run our hosting facilities. Any enactment of laws or promulgations of regulations regarding greenhouse gas emissions by the United States, or any domestic or foreign jurisdiction in which we conduct business, could have a material adverse effect on our business, financial condition or results of operations.

Latency in confirming transactions on a network could result in a loss of confidence in the network, which could have a material adverse effect on our business, financial condition and results of operations.

Latency in confirming transactions on a network can be caused by a number of factors, such as transaction processors ceasing to support the network and/or supporting a different network. To the extent that any transaction processors cease to record transactions on a network, such transactions will not be recorded on the blockchain of the network until a block is solved by a transaction processor that does not require the payment of transaction fees or other incentives. Currently, there are no known incentives for transaction processors to elect to exclude the recording of transactions in solved blocks. However, to the extent that any such incentives arise (for example, with respect to Bitcoin, a collective movement among transaction processors or one or more transaction processing pools forcing Bitcoin users to pay transaction fees as a substitute for, or in addition to, the award of new Bitcoin upon the solving of a block), transaction processors could delay the recording and verification of a significant number of transactions on a network’s blockchain. If such latency became systemic, and sustained, it could result in greater exposure to double-spending transactions and a loss of confidence in the applicable network, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, increasing growth and popularity of digital assets, as well as non-digital asset related applications that utilize blockchain technology on certain networks, can cause congestion and backlog, and as result, increase latency on such networks. An increase in congestion and backlogs could result in longer transaction confirmation times, an increase in unconfirmed transactions (that is, transactions that have yet to be included in a block on a network and therefore are not yet completed transactions), higher transaction fees and an overall decrease in confidence in a particular network, which could ultimately affect our ability to transact on that particular network and, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Significant or unexpected changes to our transaction processing operations may have a material adverse effect on our business, financial condition and results of operations.

We and our potential customers are engaged in the business of verifying and confirming transactions on a blockchain, also known as transaction processing, or “mining.” We may have to make changes to the specifications of our transaction processing operations for any number of reasons beyond our control (e.g., increased governmental and quasi-governmental regulation of blockchain-related digital assets; changes in methods of validating digital asset transactions; creation of new digital assets; general economic conditions; changes in consumer demographics and public tastes and preferences; and rising energy costs, among other reasons), or we may be unable to develop our transaction processing operations in a manner that realizes those specifications or any form of functioning and profitable transaction processing operations. Furthermore, it is still possible that our transaction processing operations may experience malfunctions, electrical power failure, hacking, cybersecurity breaches or otherwise fail to be adequately developed or maintained. Any of the above risks, which could also impact our potential hosting customers, may have a material adverse effect on our business, financial condition and results of operations.

Currently, we believe there is relatively limited use of digital assets in the retail and commercial marketplace in comparison to relatively sizable use by speculators, thus contributing to price volatility that could adversely affect an investment in our stock.

We believe digital assets have not yet gained widespread acceptance as a means of payment for goods and services by any major retail or commercial outlets. We believe a significant portion of the demand for digital assets is generated by speculators and investors, some of whom may have no knowledge of the inner workings of those assets. Certain of these investors may seek to profit from the short-term or long-term holding of digital assets, and thus, may contribute to digital asset price volatility. A lack of expansion in the use of digital assets in retail and commercial markets, or a contraction of such use, may result in increased price volatility of digital assets or a reduction in the market price of digital assets or in the demand for digital assets which would reduce the demand of our hosting and colocation services or in the value of the digital assets held by us, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may diversify our business by mining or investing in additional digital assets which could require significant investment or expose us to trading risks.

The field of digital assets is constantly expanding with over 4,000 digital assets in existence as of January 2021. We intend to evaluate the potential for mining or investing in existing, new and alternative digital assets. To the extent we elect to commence activities to generate digital assets, we would be required to invest our assets either to obtain mining equipment configured to generate digital assets based on a “proof of work” protocol or to post “stakes” to generate digital assets based on a “proof of stake” protocol. In addition, or in the alternative, we may trade its digital assets for other digital assets on centralized or decentralized exchanges. Optimization of such trades may vary depending on the exchange on which the trade is conducted because we may not have access to all exchanges on which such trades are available. Further, trading on centralized and decentralized exchanges may expose us to additional risks if such exchanges experience breaches of security measures, system errors or vulnerabilities, software corruption, hacking or other irregularities. Any new digital asset obtained through generation or trading may be more volatile or fail to increase in value compared to digital assets we currently hold. As a result, any investment in different digital assets may not achieve our goals, may be viewed negatively by analysts or investors and may negatively affect our revenues and results of operations.

If the transaction fees for recording digital assets in a blockchain increase, demand for digital assets may be reduced and prevent the expansion of the networks to retail merchants and commercial business, resulting in a reduction in the acceptance or price of digital assets.

As the number of digital assets awarded for solving a block in a blockchain decreases, the incentive for mining participants to contribute processing power to networks will transition from a set reward to transaction fees. In order to incentivize mining participants to continue to contribute processing power to the networks, the network may transition from a set reward to transaction fees earned upon solving for a block. If mining participants demand higher transaction fees to record transactions in a blockchain or a software upgrade automatically charges fees for all transactions, the cost of using digital assets may increase and the marketplace may be reluctant to accept digital assets as a means of payment. Existing users may be motivated to switch from one digital asset to another or back to fiat currency. Decreased use and demand for digital assets may adversely affect their value and result in a reduction in the value of our common stock.

If the award of new digital assets and/or transaction fees for solving blocks is not sufficiently high to incentivize transaction processors, such processors may reduce or cease expending processing power on a particular network, which could negatively impact the utility of the network, reduce the value of its digital assets and have a material adverse effect on our business, financial condition and results of operations.

As the number of digital assets rewarded to transaction processors for validating blocks in a network decreases, the incentive for transaction processors to continue contributing processing power to the network may shift toward transaction fees. Such a shift may increase the transaction fees on a network. Higher transaction fees may reduce the utility of a network for an end user, which may cause end users to reduce or stop their use of that network. In such case, the price of the relevant digital asset may decline substantially and could go to zero. Such reduced price and demand for, and use of, the relevant digital asset and network, either as it applies to our transaction processing services or to those of our potential hosting customers, may have a material adverse effect on our business, financial condition and results of operations.

As more processing power is added to a network, our relative percentage of total processing power on that network is expected to decline absent significant capital investment, which has an adverse impact on our ability to generate revenue from processing transactions on that network and could have a material adverse effect on our business, financial condition and results of operations.

Processing power on networks has been increasing rapidly over time while the rewards and transaction fees available on those networks tends to decline over time. In order to grow or maintain the revenue we generate from processing transactions on such networks, we are required to invest significant capital to acquire new computer servers, expand our power capacity and otherwise increase our effective processing power on such networks. In the event we are unable to invest sufficient capital to grow or maintain the level of our processing power on a network relative to the total processing power of such network, our revenue from the applicable network will decline over time and as a result, it could have a material adverse effect on our business, financial condition and results of operations.

In addition, a decrease in the price of computer servers may result in an increase in transaction processors, which may lead to more competition for fees in a particular network. In the event we are unable to realize adequate fees on a network due to increased competition, our revenue from the applicable network will decline over time and in turn, it could have a material adverse effect on our business, financial condition and results of operations.

We may only have limited control over our mining operation.

Our mining operation comprises blockchain mining technologies that depend on a network of computers to run certain software programs to solve complex transactions in competition with other mining operations and to process transactions. Because of this less centralized model and the complexity of our mining operation, we have limited control over the success of our mining operations. While we participate in mining pools to combine our mining operations with other mining participants to increase processing power to solve blocks, there can be no assurance that such pools will adequately address this risk.

Our reliance on third-party mining pool service providers for our mining revenue payouts may have a negative impact on our operations.

We may utilize third party mining pools to receive our mining rewards from a given network. Mining pools allow mining participants to combine their processing power, which increases the chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power used to generate each block. We are dependent on the accuracy of the mining pool operator’s record keeping to accurately record the total processing power provided to the pool for a given Bitcoin or other digital asset mining application in order to assess the proportion of that total processing power we provided. While we have internal methods of tracking both our power provided and the total power used by the pool, the mining pool operator uses its own record-keeping to determine our proportion of a given reward. We have little means of recourse against the mining pool operator if we determine the proportion of the reward paid out to us by a mining pool operator is incorrect, other than leaving the pool. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may experience reduced reward for our efforts, which would have an adverse effect on our business and operations.

Malicious actors or botnet may obtain control of more than 50% of the processing power on the Bitcoin or other network.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on the Bitcoin or other network, it may be able to alter the blockchain on which the Bitcoin or other network and most Bitcoin or other digital asset transactions rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude, or modify the ordering of transactions, though it could not generate new Bitcoin or digital assets or transactions using such control. The malicious actor could “double-spend” its own Bitcoin or digital assets (i.e., spend the same Bitcoin or digital assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the Bitcoin or other network, or the Bitcoin or other community did not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible.

Although there are no known reports of malicious activity or control of the Bitcoin blockchain achieved through controlling over 50% of the processing power on the network, it is believed that certain mining pools may have exceeded the 50% threshold. The possible crossing of the 50% threshold indicates a greater risk in that a single mining pool could exert authority over the validation of Bitcoin transactions. To the extent that the Bitcoin or other digital asset ecosystems, including developers and administrators of mining pools, do not act to ensure greater decentralization of Bitcoin or other digital asset mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Bitcoin or other network will increase, which may adversely affect an investment us.

Transaction processing operators may sell a substantial amount of digital assets into the market, which may exert downward pressure on the price of the applicable digital asset and, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Transaction processing requires the investment of significant capital for the acquisition of hardware, leasing or purchasing space, involves substantial electricity costs and requires the employment of personnel to operate the data facilities, which may lead transaction processing operators to liquidate their positions in digital assets to fund these capital requirements. In addition, if the reward of new digital assets for transaction processing declines, and/or if transaction fees are not sufficiently high, profit margins for transaction processing operators may be reduced, and such operators may be more likely to sell a higher percentage of their digital assets. Whereas it is believed that individual operators in past years were more likely to hold digital assets for more extended periods, the immediate selling of newly transacted digital assets by operators may increase the supply of such digital assets on the applicable exchange market, which could create downward pressure on the price of the digital assets and, in turn, could have a material adverse effect on our business, financial condition and results of operations.

To the extent that the profit margins of digital asset mining operations are not high, mining participants are more likely to sell their earned Bitcoin, which could constrain Bitcoin prices.

Over the past few years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation application-specific integrated circuit (“ASIC”) servers. Currently, new processing power is predominantly added by incorporated and unincorporated “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. They require the investment of significant capital to acquire this hardware, to lease operating space (often in data centers or warehousing facilities), and to pay the costs of electricity and labor to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior mining operations and have more defined and regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to maintain profit margins on the sale of digital assets. To the extent the price of digital assets decline and such profit margin is constrained, professionalized mining participants are incentivized to more immediately sell digital assets earned from mining operations, whereas it is believed that individual mining participants in past years were more likely to hold newly mined digital assets for more extended periods. The immediate selling of newly mined digital assets greatly increases the trading volume of the digital assets, creating downward pressure on the market price of digital asset rewards. The extent to which the value of digital assets mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined digital assets rapidly if it is operating at a low profit margin and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage could be sold more rapidly, thereby potentially depressing digital asset prices. Lower digital asset prices could result in further tightening of profit margins for professionalized mining operations creating a network effect that may further reduce the price of digital assets until mining operations with higher operating costs become unprofitable forcing them to reduce mining power or cease mining operations temporarily. Such circumstances could have a material adverse effect on our business, prospects or operations and potentially the value of Bitcoin and any other digital assets we mine or otherwise acquire or hold for our own account.

The “halving” of rewards available on the Bitcoin network, or the reduction of rewards on other networks, has had and in the future could have a negative impact on our ability to generate revenue as our customers may not have an adequate incentive to continue transaction processing and customers may cease transaction processing operations altogether, which could have a material adverse effect on our business, financial condition and results of operations.

Under the current protocols governing the Bitcoin network, the reward for validating a new block on that network is cut in half from time to time, which has been referred to in our industry as the “halving.” When the Bitcoin network was first launched, the reward for validating a new block was 50 Bitcoin. In 2012, the reward for validating a new block was reduced to 25 Bitcoin. In July 2016, the reward for validating a new block was reduced to 12.5 Bitcoin, and in May 2020, the reward was further reduced to 6.25 Bitcoin. In addition, other networks may operate under rules that, or may alter their rules to, limit the distribution of new digital assets. We, and to our knowledge, our potential hosting customers, currently rely on these rewards to generate a significant portion of our total revenue. If the award of digital assets for solving blocks and transaction fees are not sufficiently high, neither we nor our customers may have an adequate incentive to continue transaction processing and may cease transaction processing operations altogether, which as a result may significantly reduce demand for our hosting services. As a result, the halving of available rewards on the Bitcoin network, or any reduction of rewards on other networks, would have a negative impact on our revenues and may have a material adverse effect on our business, financial condition and results of operations.

In addition, the reduction of rewards may reduce our profit margins, which could result in us selling a substantial portion of our digital assets, which are subject to high volatility. If we are forced to sell digital assets at low prices, it could have a material adverse effect on our business, financial condition and results of operations.

From time to time we may sell some or all of our digital assets to pay for costs and expenses, which may reduce the amount of digital assets we hold, thus preventing us from recognizing any gain from the appreciation in value of the digital assets we have sold and may sell in the future.

From time to time, we may sell a portion of our digital assets to pay for costs and expenses incurred, capital expenditures and other working capital, irrespective of then-current digital asset prices. When we sell a digital asset, we are unable to benefit from any future appreciation in the underlying value of that digital asset.

Consequently, our digital assets may be sold at a time when the price is lower than it otherwise might be in the future, which could reduce the gain we might have realized on the sale of that digital asset at a different time. If we sell any digital assets in the future, the loss of potential realized gains from the sale of such digital assets could have a material adverse effect on our business, financial condition and results of operations.

Digital assets are subject to extreme price volatility. The value of digital assets is dependent on a number of factors, any of which could have a material adverse effect on our business, financial condition and results of operations.

We expect that a large portion of our revenue will come from processing blockchain transactions in the form of Bitcoin. We believe the value of digital assets related to our business is dependent on a number of factors, including, but not limited to:

•	global digital asset supply;

•	global digital asset demand, which can be influenced by the growth of retail merchants’ and commercial businesses’ acceptance of digital assets as payment for goods and services, the security of online digital asset exchanges and digital wallets that hold digital assets, the perception that the use and holding of digital assets is safe and secure, and the regulatory restrictions on their use;

•	investors’ expectations with respect to the rate of inflation of fiat currencies;

•	investors’ expectations with respect to the rate of deflation of digital assets;

•	cyber theft of digital assets from online wallet providers, or news of such theft from such providers or from individuals’ online wallets;

•	the availability and popularity of businesses that provide digital asset-related services;

•	fees associated with processing a digital asset transaction;

•	changes in the software, software requirements or hardware requirements underlying digital assets;

•	changes in the rights, obligations, incentives, or rewards for the various participants in digital asset mining;

•	interest rates;

•	currency exchange rates, including the rates at which digital assets may be exchanged for fiat currencies;

•	fiat currency withdrawal and deposit policies on digital asset exchanges and liquidity on such exchanges;

•	interruptions in service or failures of major digital asset exchanges;

•	investment and trading activities of large investors, including private and registered funds, that may directly or indirectly invest in digital assets;

•	momentum pricing;

•	monetary policies of governments, trade restrictions, currency devaluations and revaluations;

•	regulatory measures, if any, that affect the use of digital assets, restrict digital assets as a form of payment, or limit the purchase of digital assets;

•	global or regional political, economic or financial events and conditions;

•	expectations that the value of digital assets will change in the near or long term. A decrease in the price of a single digital asset may cause volatility in the entire digital asset industry and may affect other digital assets. For example, a security breach that affects investor or user confidence in Bitcoin or another digital asset may affect the industry as a whole and may also cause the price of other digital assets to fluctuate; or

•	with respect to Bitcoin, increased competition from other forms of digital assets or payments services.

Bitcoin and other digital assets have historically experienced significant intraday and long-term price volatility, significantly impacted by momentum pricing. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for anticipated future appreciation in value. The market price for digital assets is determined using data from various digital asset exchanges, over-the-counter markets, digital asset futures markets, derivative platforms and other digital asset investment vehicles. We believe that momentum pricing may have resulted, and may continue to result, in significant and rampant speculation regarding future appreciation (or depreciation) in the value of digital assets, inflating and making their market prices more volatile, even more so than with traditional asset classes, such as equities. In addition, there is currently growing but limited acceptance of digital assets in the retail and commercial marketplace, as compared to the demand generated by investors seeking a long-term value retention or by speculators seeking to profit from the short- or long-term holding of such digital assets, which may contribute to their extreme levels of price volatility.

Even if shareholders are able to hold their common stock for the long-term, their common stock may never generate a profit, since digital asset markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations. Investors should be aware that there is no assurance that Bitcoin or other digital assets will maintain their long-term value in terms of future purchasing power or that the acceptance of digital asset payments by mainstream retail merchants and commercial businesses will continue to grow. If the price of Bitcoin or other digital assets declines, we expect our profitability to decline.

Any loss or destruction of a private key required to access a digital asset of ours is irreversible. We also may temporarily lose access to our digital assets.

Digital assets are each accessible and controllable only by the possessor of both the unique public key and private key associated with the digital asset, wherein the public and private keys are held in an offline or online digital wallet. To the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is available, we will be unable to access the applicable digital asset associated with that private key and the private key cannot be restored. As a result, any digital assets associated with such key could be irretrievably lost. Any loss of private keys relating to digital wallets used to store the applicable digital assets could have a material adverse effect on our business, financial condition and results of operations.

In addition, we may temporarily lose access to our digital assets as a result of software or systems upgrades or maintenance. In this case, we would likely rely on third parties to assist in restoring our access, and we cannot provide any assurance that such third parties will be able to restore access on a timely basis, or at all. Any temporary loss, if it occurs, could have a material adverse effect on our business, financial condition and results of operations.

Intellectual property rights claims may adversely affect the operation of any or all of the networks.

Third parties may assert intellectual property rights claims relating to the operation of digital assets and the holding and transfer of such assets. Regardless of the merit of any intellectual property rights claims or other legal action, any threatened action that reduces confidence in the long-term viability of any or all of the networks or other similar peer-to-peer networks, or in the ability of end-users to hold and transfer digital assets, may have a material adverse effect on our business, results of operations and financial condition. Additionally, a meritorious intellectual property rights claim could prevent us and other end-users from holding or transferring the digital assets, which could have a material adverse effect on our business, financial condition and results of operations.

A soft or hard fork on a network could have a material adverse effect on our business, financial condition and results of operations.

The rules governing a network’s protocol are subject to constant change and, at any given time, there may be different groups of developers that can modify a network’s protocol. As network protocols are not sold and their use does not generate revenues for their development teams, the core developers are generally not compensated for maintaining and updating the network protocols. Consequently, there is a lack of financial incentive for developers to maintain or develop networks and the core developers may lack the resources to adequately address emerging issues with network protocols. Although the Bitcoin and other leading networks are currently supported by core developers, there can be no guarantee that such support will continue or be sufficient in the future. To the extent that material issues arise with the Bitcoin or another network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the networks may be adversely affected.

Any individual can download the applicable network software and make any desired modifications that alter the protocols and software of the network, which are proposed to developers, users and transaction processors on the applicable network through software downloads and upgrades, typically posted to development forums such as GitHub.com. Such proposed modifications can be agreed upon, developed, adopted and implemented by a substantial majority of developers, transaction processors and users, which, in such event, results in a “soft fork” or “hard fork” on the relevant network. A “soft fork” occurs when an updated version of the validating protocol is still “backwards compatible” with previous versions of the protocol. As a result, non-upgraded network participants with an older version of the validating protocol will still recognize new blocks or transactions and may be able to confirm and validate a transaction; however, the functionality of the non-upgraded network participant may be limited. Thus, non-upgraded network participants are incentivized to adopt the updated version of the protocol. The occurrence of a soft fork could potentially destabilize transaction processing and increase transaction and development costs and decrease trustworthiness of a network.

A “hard fork” occurs when the updated version of the validating protocol is not “backwards compatible” with previous versions of the protocol, and therefore, requires forward adoption by network participants in order to recognize new blocks, validate and verify transactions and maintain consensus on the relevant blockchain. Since the updated version of the protocol is not backwards compatible, a hard fork can cause the relevant blockchain to permanently diverge into two separate blockchains on a network. For example, in the case of Bitcoin, a hard fork created two new digital assets: Bitcoin Cash and Bitcoin Gold. The value of a newly created digital asset from a hard fork (“forked digital asset”) may or may not have value in the long-run and may affect the price of other digital assets if interest and resources are shifted away from previously existing digital assets to the forked digital asset. The value of a previously existing digital asset after a hard fork is subject to many factors, including the market reaction and value of the forked digital asset and the occurrence of other soft or hard forks in the future. As such, the value of certain digital assets could be materially reduced if existing and future hard forks have a negative effect on their value.

If a soft fork or hard fork occurs on a network, which we or our hosting customers are processing transactions or hold digital assets in, we may be required to upgrade our hardware or software in order to continue our transaction processing operations, and there can be no assurance that we may be able to make such upgrades. A soft fork or hard fork in a particular digital asset that we process could have a negative effect on the value of that digital asset and could have a material adverse effect on our business, financial condition and results of operations.

The digital assets held by us may be subject to loss, damage, theft or restriction on access, which could have a material adverse effect on our business, financial condition or results of operations.

There is a risk that some or all of the digital assets held or hosted by us could be lost, stolen or destroyed. We believe that the digital assets held or hosted by us and our mining operation will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal our digital assets. Our security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of one of our employees, or otherwise, and, as a result, an unauthorized party may obtain access to our digital asset accounts, private keys, data or digital assets. Although we implement a number of security procedures with various elements such as two-factor verification, segregated accounts and secured facilities and plan to implement the maintenance of data on computers and/or storage media that is not directly connected to, or accessible from, the internet and/or networked with other computers, or (“cold storage”), to minimize the risk of loss, damage and theft, and we update such security procedures whenever reasonably practicable, we cannot guarantee the prevention of such loss, damage or theft, whether caused intentionally, accidentally or by an act of God.

Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. As technological change occurs, the security threats to our Bitcoin will likely adapt and previously unknown threats may emerge. Our ability to adopt technology in response to changing security needs or trends may pose a challenge to the safekeeping of our digital assets. To the extent we are unable to identify and mitigate or stop new security threats, our digital assets may be subject to theft, loss, destruction or other attack.

Any of these events could expose us to liability, damage our reputation, reduce customer confidence in our services and otherwise have a material adverse effect on our business, financial condition and results of operations. Furthermore, we believe that as our assets grow, we may become a more appealing target for security threats, such as hackers and malware. If an actual or perceived breach of our digital asset accounts occurs, the market perception of our effectiveness could be harmed.

The digital assets held by us are not subject to FDIC or SIPC protections.

We do not hold our digital assets with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”), and to date, neither the FDIC nor the SIPC has extended any such protections to depositors of digital assets. Accordingly, our digital assets are not subject to the protections by FDIC or SIPC member institutions and any loss of our digital assets could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to maintain our competitive position as digital asset networks experience increases in total network hash rate.

As the relative market prices of a digital asset, such as Bitcoin, increases, more companies are encouraged to mine for that digital asset and as more miners are added to the network, its total hash rate increases. In order for us to maintain its competitive position under such circumstances, we must increase our total hash rate by acquiring and deploying more mining machines, including new miners with higher hash rates. There are currently only a few companies capable of producing a sufficient number of machines with adequate quality to address the increased demand. If we are not able to acquire and deploy additional miners on a timely basis, our proportion of the overall network hash rate will decrease and we will have a lower chance of solving new blocks which will have an adverse effect on our business and results of operations.

To the extent that any miners cease to record transactions in solved blocks, transactions that do not include the payment of a transaction fee will not be recorded on the blockchain until a block is solved by a miner who does not require the payment of transaction fees. Any widespread delays in the recording of transactions could result in a loss of confidence in that digital asset network, which could adversely impact an investment in us.

To the extent that any miners cease to record transactions in solved blocks, such transactions will not be recorded on the blockchain. Currently, there are no known incentives for miners to elect to exclude the recording of transactions in solved blocks; however, to the extent that any such incentives arise (e.g., a collective movement among miners or one or more mining pools forcing Bitcoin users to pay transaction fees as a substitute for or in addition to the award of new Bitcoins upon the solving of a block), actions of miners solving a significant number of blocks could delay the recording and confirmation of transactions on the blockchain.

Any systemic delays in the recording and confirmation of transactions on the blockchain could result in greater exposure to double-spending transactions and a loss of confidence in certain or all digital asset networks, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

Our interactions with a blockchain may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distribute ledger technology.

The Office of Financial Assets Control of the U.S. Department of Treasury (“OFAC”) requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our internal policies prohibit any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling digital assets. In addition, in the future, OFAC or another regulator, may require us to screen transactions for OFAC addresses or other bad actors before including such transactions in a block, which may increase our compliance costs, decrease our anticipated transaction fees and lead to decreased traffic on our network. Any of these factors, consequently, could have a material adverse effect on our business, prospects, financial condition, and operating results.

Moreover, federal law prohibits any U.S. person from knowingly or unknowingly possessing any visual depiction commonly known as child pornography. Recent media reports have suggested that persons have imbedded such depictions on one or more blockchains. Because our business requires us to download and retain one or more blockchains to effectuate our ongoing business, it is possible that such digital ledgers contain prohibited depictions without our knowledge or consent. To the extent government enforcement authorities literally enforce these and other laws and regulations that are impacted by decentralized distributed ledger technology, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and could have a material adverse effect on our business, prospects, financial condition, and operating results.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of any exchange on which we list our common stock. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. For example, we will need to implement new revenue recognition modules into our existing enterprise resource planning system to facilitate the preparation of our financial statements under Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). We will also be required to adopt Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires, among other things, lessees to recognize most leases on-balance sheet via a right of use asset and lease liability, beginning January 1, 2022. We have limited experience with implementing the systems and controls that will be necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.

Further, in addition to the material weaknesses we currently have, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting while we are an emerging growth company.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may never develop or be sustained.

Our common stock is listed on the OTC Markets under the symbol “SSHI.” However, we cannot assure you that an active trading market for our common stock will develop on that exchange or elsewhere or, if developed, that any market will be sustained. Accordingly, we cannot assure you of the likelihood that an active trading market for our common stock will develop or be maintained, your ability to sell your shares of our common stock when desired or the prices that you may obtain for your shares.

The trading price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock as you might be unable to sell your shares at or above the price you paid for those shares. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the trading prices and trading volumes of technology stocks;

•	volatility in the price of Bitcoin and other digital assets;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders;

•	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

•	announcements by us or our competitors of new products, features, or services;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses, products, services or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.

In addition, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

As of December 1, 2021, our executive officers, directors, significant shareholders and affiliated persons and entities collectively, beneficially owned approximately 65.1% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

 Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources.

 Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and, if and when we are no longer a “smaller reporting company,” will require that we have such a system of internal controls audited. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

We expect to raise capital to fund our business by issuing additional shares of common stock and/or securities convertible into common stock. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

We depend on key personnel and could be harmed by the loss of their services because of the limited number of qualified people in our industry.

 Because of our small size, we require the continued service and performance of our management team, all of whom we consider to be key employees. Competition for highly qualified employees in the data storage industry is intense. Our success will depend to a significant degree upon our ability to attract, train, and retain highly skilled directors, officers, management, business, financial, legal, marketing, sales, and technical personnel and upon the continued contributions of such people. In addition, we may not be able to retain our current key employees. The loss of the services of one or more of our key personnel and our failure to attract additional highly qualified personnel could impair our ability to expand our operations and provide service to our customers.

We currently do not have employment agreements with most of our management and are not currently paying them any compensation. As a result, management’s only incentive for continuing to work for us is due to their stock ownership in us. Our management will not be able to work for us indefinitely without being paid. We plan to enter into employment contracts with management, and begin paying them compensation, once we are able to raise capital to fund our business.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market following the completion of the merger, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares.

Provisions in Delaware law may prevent or frustrate attempts by our stockholders to change our management or hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.

Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

These anti-takeover provisions could make it more difficult or frustrate or prevent a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. Additionally, the provisions may frustrate or prevent any attempts by our stockholders to replace or remove current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of its management. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Our common stock market price and trading volume could decline if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the price and trading volume of our common stock to decline.

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may harm our business.

As a public company listed in the United States, we will incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and any exchange on which we list our shares, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events would also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company does not own or lease any property at this time. However, the Company has entered into an agreement with a large regional enterprise to enable it to locate up to 100 Megawatts of hosting equipment at different locations owned by the provider. The agreement allows the company to utilize existing infrastructure of the counterparty that includes real estate, internet access, on-site security, and electricity at its industrial rate.

The Company’s chief executive officer allows the Company to utilized the office space of an affiliated company for its executive offices without charge to the Company.

Item 3. Legal Proceedings

The Company is subject to litigation claims arising in the ordinary course of business. The Company believes that it has adequately accrued for legal matters in accordance with the requirements of GAAP. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

The Company is not a party to any legal proceedings at this time.

Item 4. Mine Safety Disclosures

 Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price for Equity Securities

Our common stock is quoted on the Pink Open Market under the symbol “SSHI.” The following table sets forth the quarterly high and low daily close for our common stock for the two years ended August 31, 2021. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a very limited market for the Company’s common stock.

	Price Range
	High	Low
Year ended August 31, 2020
First Quarter	$6.80	$1.20
Second Quarter	$3.00	$1.20
Third Quarter	$4.20	$0.80
Fourth Quarter	$8.60	$1.40
Year ended August 31, 2021
First Quarter	$3.20	$1.00
Second Quarter	$44.00	$1.60
Third Quarter	$19.20	$0.26
Fourth Quarter	$2.07	$0.24

The over the counter market does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. A company traded on the over the counter market may face loss of market makers and lack of readily available bid and ask prices for its stock and may experience a greater spread between the bid and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding over the counter market. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the over the counter market.

Holders

At December 1, 2021, the Company had 41,208,399 outstanding shares of common stock and 155 shareholders of record.

Dividends

Holders of common stock are entitled to receive dividends as may be declared by the Company’s Board. The Company’s Board is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared, and it is not anticipated that dividends will be paid in the foreseeable future. Any indebtedness the Company incurs in the future may also limit its ability to pay dividends. Investors should not purchase the Company’s common stock with the expectation of receiving cash dividends.

Recent Sales of Unregistered Securities

We did not issue any securities in unregistered transactions during the fourth quarter of the fiscal year covered by this report that have not been previously reported in a Form 10-Q or Form 8-K.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any securities in the fourth quarter of the fiscal year covered by this report.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-K. All information presented herein is based on the Company’s fiscal year, which ends August 31. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.

Overview

On April 6, 2020, the Company redomiciled in the State of Delaware by merging with a Delaware subsidiary named RESS Merger Corp., which was the successor in the merger. Thereafter, effective July 15, 2020, the Company effected a holding company reorganization pursuant to Section 251(g) of the Delaware General Corporation Law under which RESS Merger Corp. merged with RESS of Delaware, Inc., a Delaware subsidiary, and all shareholders of RESS Merger Corp. received one share of common stock of Sandy Springs Holdings, Inc., another Delaware subsidiary, for each share that they previously held in RESS Merger Corp., and RESS Merger Corp. becoming a subsidiary of Sandy Springs Holdings, Inc.

Effective July 17, 2020, the Company divested RESS of Delaware, Inc. to Sterling Acquisitions I, Inc. (“Sterling”), which is owned by the chief executive officer of the Company, pursuant to an agreement under Sterling (i) purchased Ten Million (10,000,000) common shares of the Company for an aggregate price of Ten Dollars ($10), and (ii) was issued Ten Million (10,000,000) Class A Warrants at an aggregate price of Ten Dollars ($10), and (iii). Ten Million (10,000,000) Class B Warrants at an aggregate price of Ten Dollars ($10). In addition, the Company agreed to pay a fee of $1,000 to Sterling to cover the expenses associated with the maintenance of RESS of Delaware, Inc. until such time as a certificate of dissolution is filed with the state of Delaware.

On June 25, 2020, the Board of Directors and the shareholders of the Company approved a 1 for 40,000 reverse-split, with all fractional shares rounded up to the nearest whole share, and immediately after the completion of the reverse split, effected a 200 for 1 forward stock split. The net effect of the splits as a 1 for 200 reverse-split of the Company’s common shares. The stock splits were effective April 27, 2021.

By a written consent dated July 16, 2021, holders of a majority of the Company’s issued and outstanding common stock approved a resolution to appoint Jonathan Bates, Raymond Mow, Michael Maloney and Seth Bayles to the board of directors of the Company, and to appoint Jonathan Bates as Chairman, Seth Bayles as Corporate Secretary, Raymond Mow as Chief Financial Officer, and Ryan Ramnath as Chief Operating Officer (collectively, the “New O&Ds”). Erik S. Nelson remained a director and the chief executive officer. At the same time, the shareholders approved the issuance of 32,994,999 shares of common stock in the Company’s offering of common stock at $0.015 per share, and the grant of 4,750,000 shares for services, which were valued at $0.015 per share. As a result of the foregoing stock issuances, the New O&Ds (or entities controlled by them) collectively acquired 24,893,877 shares of common stock, which represents 60.4% of the issued and outstanding shares as of December 1, 2021.

 The appointment of certain of the New O&Ds to the Company’s board, and issuance to the New O&Ds of a controlling interest in the Company, were made in order to enable the Company to enter the business of creating a hosting center for Bitcoin mining computers primarily utilizing immersion cooling technology, as well mining the Bitcoin digital currency for its own account. Prior to the change of control to the New O&Ds, the Company was a shell company.

Results of Operations

Comparison of Results of Operations for Years Ended August 31, 2021 and 2020.

Revenues

The Company did not generate any revenues during the years ended August 31, 2021 or 2020. The Company does not believe that revenues in the 2021 fiscal year are reflective of future revenues, as the Company expects to begin revenue generating operations in the second quarter of fiscal 2022.

Operating Expenses

During the year ended August 31, 2021 the Company incurred $131,815 in operating expenses compared to $-0- in operating expense during the prior year ended August 31, 2020. Operating expenses for the 2021 fiscal year were primarily comprised of $71,250 in stock based compensation expense to certain directors and consultants for services, legal and accounting fees, Delaware taxes and other fees associated with being a public company. The higher level of operating expenses in fiscal 2021 as compared to fiscal 2020 is attributable to expenses incurred to as part of the Company’s entry into the bitmine hosting business. The Company expects that operating expenses will be trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs associated with the commencement of operations.

Other Income (Expense)

During the year ended August 31, 2021 the Company incurred $22,424 in other expenses, as compared to $1,558 of other expenses during the prior year ended August 31, 2020. In each year, other expenses consisted of interest accrued on loans made to the Company be entities affiliated with management. The higher level of interest expense in fiscal 2021 as compared to fiscal 2020 is attributable to higher loan balances in 2021 as the Company borrowed money to finance its entry into the bitmine hosting business.

Net Income (Loss)

During the year ended August 31, 2021 the Company incurred a net loss of ($154,239), or ($0.02) per share, as compared to a net of loss of ($1,558) during the prior year ended August 31, 2020. The increase in the Company’s net loss in fiscal 2021 as compared to fiscal 2020 is attributable to the factors discussed above.

Liquidity and Capital Resources

As of August 31, 2021, the Company had $218,737 in cash on hand.

During the year ended August 31, 2021 the Company had a net loss of $154,239.

Cash flows used in operating activities was $76,361 for the year ended August 31, 2021 compared to cash flows used of $-0- for the year ended August 31, 2020. The increase in cash flows used in operating activities for fiscal 2021 compared to fiscal 2020 is primarily attributable to our operating loss of $154,539 of which $71,250 of that loss was non-cash stock-based compensation.

Cash flows used in investing activities were $427,296 for the year ended August 31, 2021 compared to cash flows used in investing activities of $-0- for the year ended August 31, 2020. The entire increase during fiscal 2021 period compared to fiscal 2020 in cash flows used by investing activities is due to the purchase of, or payment of deposits on, $427,296 in Bitmine equipment.

Cash flows provided by financing activities were $720,464 for the year ended August 31, 2021 compared to cash flows provided by financing activities of $-0- for the year ended August 31, 2020. The increase in cash flows provided by financing activities in fiscal 2021 is attributable to $493,615 received from the private placement of common stock and $226,849 in related party loans, net of repayment.

A significant component of the Company’s current liquidity is derived from a Line of Credit Agreement with Innovative Digital Investors Emerging Technology, L.P., a limited partnership controlled by Jonathan Bates, our Chairman. The Line of Credit Agreement was initially entered into on July 22, 2021, and was amended and restated in its entirety on August 4, 2021 and on September 29, 2021 (as amended and restated, the “LOC Agreement”). The LOC Agreement, as most recently amended, provides for loans of up to $2,500,000 at the request of the Company to finance the purchase of equipment necessary for the operation of the Company’s business. Loans under the LOC Agreement accrue interest at fifteen percent (15%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. The Company has the right to draw down funds under the LOC Agreement until December 31, 2021. The amount drawn, plus all accrued interest therein, is repayable in full on April 1, 2022. The principal amount due under the line of credit was $1,747,296 at December 1, 2021.

The Company believes that the accessibility to this Line of Credit will enable it to purchase equipment it can either resell at a profit or can be used to generate revenue through the mining of Bitcoin and other crypto-currencies. Additionally, the Company believes that this revenue combined with cash on hand will provide it sufficient liquidity to fund its operations for the next 12 months. Nevertheless, in order to expedite the Company’s entry into the bitmine hosting business, and to ensure that the Company has adequate cash reserves, the Company has engaged an investment banker and is pursuing additional capital-raising alternatives, including the potential issuance of common stock in a private placement, or the issuance of convertible notes or preferred stock. There is no assurance that the Company will be able to raise additional capital or that the terms of any capital raise are not dilutive to current shareholders or carry other terms that are unfavorable to the Company and its shareholders.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, and results of operations, liquidity or capital resources.

Related Party Transactions

Starting in 2020, Coral Investment Partners, LP, a partnership controlled by Erik Nelson, agreed to make loans to the Company from time to time pursuant to a demand promissory note that bore interest at 24% per annum. The amount due at August 31, 2020 was principal of $50,447 and interest of $1,558. The amount due of principal of $87,447 and interest of $19,476. was repaid in full in the quarter ended August 31, 2021.

On July 22, 2021, the Company entered into a Line of Credit Agreement with Innovative Digital Investors Emerging Technology, L.P., a limited partnership controlled by Jonathan Bates, our Chairman, and Raymond Mow, our chief financial officer and a director. The Line of Credit Agreement was amended and restated in its entirety on August 4, 2021 and on September 29, 2021 (as amended and restated, the “LOC Agreement”). The LOC Agreement, as most recently amended, provides for loans of up to $2,500,000 at the request of the Company to finance the purchase of equipment necessary for the operation of the Company’s business. Loans under the LOC Agreement accrue interest at fifteen percent (15%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. The Company has the right to draw down funds under the LOC Agreement until December 31, 2021. The amount drawn, plus all accrued interest therein, is repayable in full on April 1, 2022. The principal amount due under the line of credit was $1,747,296 at December 1, 2021.

Critical Accounting Policies

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We describe in this section certain critical accounting policies that require us to make significant estimates, assumptions and judgments. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the preparation of the financial statements. For further information on the critical accounting policies, see Note 1 of the Financial Statements.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On August 31, 2021, and August 31, 2020, the Company’s cash equivalents totaled $218,737 and $1,930, respectively.

Stock-based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB ASC for disclosure about stock-based compensation. This section requires a public entity to measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which service is provided. No compensation cost is recognized for equity instruments for which service is not provided or rendered.

Related party transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. In accordance with ASC 850, the Company’s financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business, as well as transactions that are eliminated in the preparation of financial statements.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC Topic 260, “Earnings per Share.” Basic earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. As of August 31, 2021 there were no common stock equivalents that were dilutive.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between depreciation which is deductible for tax purposes prior to being deductible for book purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income.

From time to time, the Company may have differences in computing the book and tax bases of property and equipment; reserves for bad debts; capitalized overhead included in inventories; bonus plan payables, and accrued wages to shareholders/employees. Deferred tax expense or benefit is the result of the changes in the deferred tax assets, net of the valuation reserve, and liabilities.

The Company accounts for income taxes in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740 (“FASB ASC 740”), Income Taxes, which clarifies the accounting and disclosure requirements for uncertainty in tax positions. It requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. The two-step approach involves recognizing any tax positions that are “more likely than not” to occur and then measuring those positions to determine if they are recognizable in the financial statements. Management regularly reviews and analyzes all tax positions and has determined that no uncertain tax positions requiring recognition have occurred.

In general, the Company’s income tax returns are subject to examination by the taxing authorities for three years after they were filed. The Company has not filed any tax returns.

Recent Accounting Pronouncements

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Our financial statements and related notes required by this item are set forth as a separate section of this Report. See Part V, Item 15 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of August 31, 2021. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditure are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of August 31, 2021, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were not effective as of August 31, 2021 due to the following identified material weaknesses:

•	We have not established and/or maintained adequately designed internal controls in order to prevent or detect and correct material misstatements to the financial statements, including internal controls related to complex or nonroutine transactions.

•	We lack the necessary accounting resources with sufficient SEC reporting experience, US GAAP knowledge and accounting experience.

Management believes that despite our material weaknesses, our financial statements for the year ended August 31, 2021 are fairly stated, in all material respects, in accordance with GAAP.

(c)	Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations Over Internal Controls

Management, including our Principal Executive Officer and Principal Financial Officer, does not expect that disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are no resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance Directors and Executive Officers

Our directors and executive officers and their ages at December 1, 2021, are listed in the following table:

Name	Age	Title
Jonathan Bates		Chairman of the Board
Erik S. Nelson		Chief Executive Officer and Director
Raymond Mow		Chief Financial Officer and Director
Seth Bayles		Corporate Secretary and Director
Michael Maloney		Director
Ryan Ramnath		Chief Operating Officer

Jonathan Bates has served as our Chairman of the Board since July 2021. With more than 25 years of financial industry experience, Mr. Bates has spent his career analyzing the interrelations of a vast number of different markets.  He has developed a deep understanding of institutional trading environments and multi-asset portfolios is a critical resource to the operations he oversees.  In addition to his role as chairman of the Company, Mr. Bates is also the Chief Investment Officer and General Partner of Progression Asset Management (an affiliate of Integrated Advisors Network, LLC) since January 2019, and its subsidiary, Innovative Digital Investors, LLC, which is the general partner of Innovative Digital Investors Emerging Technology L.P., a private investment fund. From November 2017 to January 2019, Mr. Bates served as a Managing Partner of Boustead Capital Partners, LLC, registered broker dealer. Mr. Bates has twice served as a Managing Director of J.P. Morgan Securities, LLC, from 2009 to July 2012 and from July 2015 to November 2017. In between his stints at J.P. Morgan, from July 2012 to July 2015, Mr. Bates served as a Director at Barclays Wealth U.S. Over the course of his career, Mr. Bates has, at different times, held the Series 7, 9, 10 and 65 licenses. At Innovative Digital, Mr. Bates has helped drive several private companies from early stages to public markets in both the U.S. and Canada. We believe that Mr. Bates is highly qualified to serve on our board due to his knowledge and experience technology startups, which should be instrumental as the Company grows its business and pursues a listing of its common stock on the NASDAQ Capital Market or the NYSE. Mr. Bates graduated from the University of Texas at Austin in 1992 with a degree in Business Finance.

Erik S. Nelson has served as our Chief Executive Officer and a director since July 2020. In addition to his role as Chief Executive Officer of the Company, Mr. Nelson is also the Corporate Secretary and a member of the Board of Nocera, Inc. since 2011, and was previously its President from 2017 to 2019. Mr. Nelson was the sole officer (CEO, President, and CFO) and sole Director of Vinings Holdings, Inc. (October 2019 – February 2021) Mr. Nelson is also the President of Coral Capital Advisors, LLC. An advisory services firm founded in 1995 that provides services to privately held and publicly traded companies. Since September 2012, Mr. Nelson has been President of Mountain Share Transfer, LLC, an SEC registered stock transfer agent. Mr. Nelson is a graduate of the University of Colorado (1989) with a Bachelor of Science in Business Administration degree, with an emphasis in Finance. We believe that Mr. Nelson is highly qualified to serve on our board due to his extensive experience with the public markets and companies.

Mountain Share Transfer and Erik Nelson consented to an SEC Order in 2015 related to failure to file an updated correct TA-1 Form and other administrative violations and disclosure matters of the Transfer Agent, Mountain Share Transfer (Administrative Proceeding file no. 3-16378, 34 Act Rel. no. 74226).

Raymond Mow has served as our Chief Financial Officer and a director since July 2021. With more than 30 years of financial industry experience, Mr. Mow has spent his career managing and analyzing fixed income mutual funds and institutional portfolios.  He has developed a broad knowledge of various asset classes as well as interpreting and forecasting domestic and international economic measures. In addition to his role as Chief Financial Officer of the Company, Mr. Mow also serves as Chief Investment Officer and Chief Compliance Officer of Progression Asset Management, as position he has held since January 2020, and Portfolio Manager of its subsidiary, Innovative Digital Investors, LLC, which is the general partner of Innovative Digital Investors Emerging Technology L.P., a private investment fund specializing in equity investments in cutting edge technology companies. From March 2018 to March 2019, Mr. Mow held the position of Managing Director of Fixed Income at First Foundation Advisers overseeing $2.3 billion. As a member of the investment policy committee, Mr. Mow collaborated on asset allocation policy and portfolio construction. From 1995-2018, Mr. Mow was Senior Portfolio Manager at Highmark Capital Management, overseeing $2 billion in fixed income assets. Mr. Mow currently holds a Series 65 license. Mr. Mow graduated in 1989 from University of Hawaii, Manoa with a BBA-Finance degree. We believe that Mr. Mow is highly qualified to serve on our board due to his extensive experience financial analysis and reporting.

Michael Maloney has served as a director since July 2021. Mr. Maloney is digital currency and blockchain technology expert who has been active in the space since 2011. He serves as an advisor to several industry leading companies, and is regularly featured as an industry commentator and educator at public events.

Mr. Maloney most recently served as the CFO for Coinmint, LLC from July 2019 to October 2021. At Coinmint, he developed partnerships with several large public companies and high-net worth private institutions that made Coinmint one of the largest cryptocurrency mining operations in North America. Under his tenure, hashrate increased from 1.3EH to over 7EH (~5% of the Bitcoin network), all from increased co-hosting contracts. He was able to grow revenues by over 600% over this same period. Since August 2019, Mr. Maloney has also served as an Adjunct Professor at Fordham Law School and Fordham Gabelli Business, teaching "Blockchain, Virtual Currencies, and Tokens: Business and Legal Issues." Mr. Maloney helps coordinate the Fordham Law Blockchain Regulatory Symposium which draws US and international regulators and financial experts together to discuss industry trends.

From November 2017 to September 2018, Mr. Maloney co-founded Galaxy Digital, the first merchant bank to serve the blockchain space, as the Managing Director. In this position, he directed both the Digital Strategy and Transaction Advisory practices to assist clients in the build and financing of blockchain technologies. Mr. Maloney also supported the development of trade and compliance technologies and provided technical critiques for the venture group.

Mr. Maloney co-founded Themys, a blockchain insurance and risk management protocol in October 2018. There he wrote and patented the first Blockchain Derived Hashrate Bond developed to assist cryptocurrency miners finance ASIC purchases. He left in July 2019 to join Coinmint. Mr. Maloney was a founding member of Ernst & Young’s (EY) Distributed Ledger Technology group, and led global blockchain development for the firm. From June 2013 to September 2017, he assisted in the development of numerous blockchain applications for clients across a variety of industries, including: digital goods and games trading, supply chain management, anti-money laundering and KYC regulatory compliance, and language processing and machine learning marketplaces.

Since September 2016, Mr. Maloney has also served as CTO for a blockchain based non-profit organization, eduDAO. eduDAO currently assists non-profits in exploring blockchain and assessing the viability of DAOs for the funding needs. Mr. Maloney has a B.A. degree from Fordham University.

We believe that Mr. Maloney is highly qualified to serve on our board due to his extensive experience in the blockchain and bitcoin mining operations.

Seth Bayles has served as our Corporate Secretary and a director since July 2021. Mr. Bayles is a Corporate Attorney with over 15 years of experience practicing in the areas of entertainment, finance, technology, and commercial contracts. He has negotiated and drafted complex commercial agreements including multimedia, vendor, union, talent, channel, and technology-related agreements. Since 2017, he has served as the general counsel of Hospitality International Group, Inc. From 2016 to 2021, he served as general counsel and chief compliance officer of Credit Key, Inc. From 2015 to 2016, he served as director, legal affairs and business development, with ZestFinance, Inc. Prior to joining the corporate world, he worked as an associate at Weil, Gotshal & Manges, LLC in its Washington, DC office, and King & Spalding, LLP in its Washington, DC’s office. He has his B.A. in Economics and History from Brandeis University, a J.D. from the Emory University School of Law, and an L.L.M. from the Georgetown University Law Center. We believe that Mr. Bayles is highly qualified to serve on our board due to his extensive experience as a corporate attorney and in regulatory affairs.

Ryan Ramnath has served as our Chief Operating Officer since July 2021. Ryan Ramnath currently holds the role as Chief Executive Officer (CEO) of Bitflair Mining Corp. (“Bitfair”), a Canadian owned Trinidad-operated liquid cooled bitcoin mine. Mr. Ramnath co-founded Bitflair in 2017 and was instrumental in navigating the local Trinidad environment to successfully launch the first liquid-cooled bitcoin mine in the Caribbean. Since 2014, Mr. Ramnath has worked in various engineering capacities in the upstream and downstream energy sectors. Mr. Ramnath worked for the National Gas Company of Trinidad and Tobago from June 2014 to August 2014 as reliability engineer intern. Mr.Ramnath worked for Imperial Oil Company as a pipeline engineer from September 2015 to April 2016. Mr. Ramnath worked for BHP Billiton has a drilling engineering Intern from June 2016 to August 2016. Mr.Ramnath has worked for Royal Dutch Shell since January 2018 to the present, first as a wellsite operations engineer from until July 2019, and thereafter as drilling engineer. As the CEO of Bitflair Mining Corp, Mr.Ramnath has developed special skills in the design, engineering and implementation of solutions in the liquid-cooled hosting business. Mr. Ramnath was appointed as the Chief Operating Officer (COO) of Bitmine Immersion Technologies in 2021 due to his comprehensive understanding of the liquid-cooled bitcoin mining infrastructure and ability to build, fix and repair any mechanical issues which may arise. Mr. Ramnath graduated from the University of Toronto with a Mechanical Engineering – High 5 Distinction.

None of the directors and executive officers share any familial relationship with any other executive officers or key employees.

None of the directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Item 401(f), except as disclosed above.

Director Nomination Process

Our board has not formed separate nominating committee; instead, our full board is responsible for overseeing the selection of persons to be nominated to serve on our board. The board believes that nominating decisions are best determined by the entire board. The board does not have a formal policy on board candidate qualifications. The board may consider those factors it deems appropriate in evaluating director nominees made either by the board or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other board members, and specialized knowledge or experience. Depending upon the current needs of the board, certain factors may be weighed more or less heavily. In considering candidates for the board, the directors evaluate the entirety of each candidate’s credentials and do not have any specific minimum qualifications that must be met. “Diversity,” as such, is not a criterion that the board considers. The directors will consider candidates from any reasonable source, including current board members, stockholders, professional search firms or other persons. The directors will not evaluate candidates differently based on who has made the recommendation.

The board nomination process is designed to ensure that the board fulfills its responsibility to recommend candidates who are properly qualified to serve the Company for the benefit of all of its stockholders, consistent with the standards established by the board under our corporate governance principles. There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors.

Audit Committee Functions

The Company does not have a separately designated Audit Committee established in accordance with Section 3(a)(58)(a) of the Exchange Act. If we had an Audit Committee, it would be responsible for oversight of the quality and integrity of the accounting, auditing and reporting practices of the Company. More specifically, it would assist the board of directors in fulfilling its oversight responsibilities relating to (i) the quality and integrity of our financial statements, reports and related information provided to stockholders, regulators and others, (ii) our compliance with legal and regulatory requirements, (iii) the qualifications, independence and performance of our independent registered public accounting firm, (iv) the internal control over financial reporting that management and the board have established, and (v) the audit, accounting and financial reporting processes generally. The Audit Committee would also responsible for review and approval of related-party transactions. The Audit Committee will have the authority to obtain advice and assistance from, and receive appropriate funding from the Company for, outside legal, accounting or other advisors as it deems necessary to carry out its duties. During periods in which the Company does not have an active Audit Committee, the entire board performs the functions of the Audit Committee.

Audit Committee Financial Expert

The board has determined that Raymond Mow, the Company’s chief financial officer, qualifies as an “audit committee financial expert” within the meaning of SEC rules.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its principal executive, financial and accounting officers and persons performing similar functions, as well as all directors and employees of the Company. A copy of the Code of Ethics is filed as an exhibit to this report, and posted on the Company’s website, bitminetech.io. In addition, the Company will provide a copy of the Code of Ethics to any shareholder who submits a written request in writing to our chief executive officer at Bitmine Immersion Technologies, Inc., 2030 Powers Ferry Road, SE, Suite 212, Atlanta, Georgia 30339; e-mail: enelson@bitminetech.io.

Communication with the Board of Directors

Our stockholders and other interested parties may send written communications directly to the board or to specified individual directors, including the Chairman or any other non-management directors, by sending such communications to our corporate headquarters. Such communications will be reviewed by our outside legal counsel and, depending on the content, will be:

•	forwarded to the addressees or distributed at the next scheduled board meeting;

•	if they relate to financial or accounting matters, forwarded to the audit committee or distributed at the next scheduled audit committee meeting;

•	if they relate to executive officer compensation matters, forwarded to the compensation committee or discussed at the next scheduled compensation committee meeting;

•	if they relate to the recommendation of the nomination of an individual, forwarded to the full board or discussed at the next scheduled board meeting; or

•	if they relate to our operations, forwarded to the appropriate officers of our company, and the response or other handling of such communications reported to the board at the next scheduled board meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended August 31, 2021, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such report, except as follows:

•	Seth Bayles, Raymond Mow and Jonathan Bates filed their initial Form 3’s on August 3, 2021, which was more than ten days after July 16, 2021, the day they became subject to the Section 16 filing requirements;

•	Ryan Ramnath filed his initial Form 3 on August 6, 2021, which was more than ten days after July 16, 2021, the day he became subject to the Section 16 filing requirements.

•	Michael Maloney filed his initial Form 3 on September 1, 2021, which was more than ten days after July 16, 2021, the day he became subject to the Section 16 filing requirements.

•	Erik Nelson, who has been an officer and director since the registration of the Company’s common stock under Section 12(g) of the Securities Exchange Act pursuant to a registration statement filed on October 27, 2020, has not filed his initial Form 3.

•	In addition to persons required to file a Form 3 by virtue of being an officer or director of the Company, the following persons own more than 10% of the Company’s common stock and have not filed a Form 3: Innovative Digital Investors Emerging Technology, LP, BFAM Partners, LLC, Sam Jorgenson, and Abed Equities.

Item 11. Executive Compensation

The following identifies the elements of compensation for fiscal years 2021 and 2020 with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during fiscal year 2021, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at August 31, 2021 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at August 31, 2021.

Based on our compensation for the fiscal year ended August 31, 2021, Erik Nelson constitutes our only “named executive officers” pursuant to Item 402 of Regulation S-K.

Summary Compensation Table

	Fiscal		Stock	All Other
Name and Principal Position	Year	Salary	Compensation	Compensation	Total
Erik S. Nelson (1)	2021	$–	$–	$–	$–
President	2020	$–	$–	$–	$–

1)	Mr. Nelson has been the Company’s chief executive officer since July 16, 2020. Mr. Nelson did not receive any compensation for his services for either the 2020 or 2021 fiscal years.

The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans. The Company does not have a defined benefit, pension, profit sharing plan, or a 401(k) plan. We did not grant any stock options or stock appreciation rights to our named executive officers in the last fiscal year. We did not reprice any options or stock appreciation rights during the last fiscal year. We did not waive or modify any specified performance target, goal or condition to payout with respect to any amount included in any incentive plan compensation included in the summary compensation table.

Compensation Philosophy

The board is responsible for creating and reviewing the compensation of our executive officers, as well as overseeing our compensation and benefit plans and policies and administering our equity incentive plans. We believe in providing a competitive total compensation package to its executives through a combination of base salary, annual performance bonuses, and long-term equity awards. The executive compensation program is designed to achieve the following objectives:

•	provide competitive compensation that will help attract, retain and reward qualified executives;

•	align executives’ interests with our success by making a portion of the executive’s compensation dependent upon corporate performance; and

•	align executives’ interests with the interests of stockholders by including long-term equity incentives.

The board believes that our executive compensation program should include annual and long-term components, including cash and equity-based compensation, and should reward consistent performance that meets or exceeds expectations. The board evaluates both performance and compensation to make sure that the compensation provided to executives remains competitive relative to compensation paid by companies of similar size and stage of development operating in the payment processing industry and taking into account our relative performance and its own strategic objectives.

Notwithstanding the above, the Company is not currently paying any compensation to its executive officers until it raises additional capital to fund its business and capital expenditure needs.

Outstanding Equity Awards At Fiscal Year-End

None of the named executive officers have any unvested equity awards or unexercised options in the Company as of August 31, 2021.

Employment Agreements

The Company does not have any employment agreements with any of its executive officers, except for Ryan Ramnath, the Company’s chief operating officer. Mr. Ramnath and the Company are party to an employment agreement dated July 19, 2021, under which Mr. Ramnath is employed for three year as chief operating officer, and is entitled to compensation of $4,000 per month effective September 1, 2021 with no benefits.

Severance and Change of Control Benefits

The Company does not currently have any agreements with its named executive officers or directors which provide for severance or change of control benefits.

Employee Benefit Plans and Pension Benefits

The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans. The Company does not have a defined benefit, pension, profit-sharing plan or 401(k) plan.

Nonqualified Deferred Compensation

None of our NEOs are covered by a deferred contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Director Compensation

The following table details the total compensation earned by our non-employee directors during the year ended August 31, 2021.

Name	Fee Earned or Paid in Cash ($) (1)	Restricted Stock Awards ($)(2)	All Other Compensation ($)	Total $
Michael Maloney	$–	$60,000	–	$60,000
Seth Bayles	$–	$7,500	–	7,500

(1)	Excludes travel expense reimbursements.

(2)	Includes 4,000,000 shares issued to Mr. Maloney and 500,000 shares issued to Mr. Bayles as compensation for agreeing to join the board of directors. The shares were valued at $0.015, which is the price at which the Company sold shares for cash in a contemporaneous offering to third parties.

There were no options outstanding to directors as of August 31, 2021.

Our board does not have a current compensation policy for its directors. However, we reimburse our directors for reasonable travel and other related expenses. Once we raise capital, we intend to develop a board compensation plan that is consistent with market norms for similar sized companies.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 1, 2021, certain information concerning the beneficial ownership of our common stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities & Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after December 1, 2021 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name	Shares Beneficially Owned	Percent of Common Stock (1)
5% Stockholders
Jonathan Bates (2)	15,700,000	38.1%
Innovative Digital Investors Emerging Technology, LP	11,500,000	27.9%
Sam Jorgensen (3)	6,887,754	16.7%
BFAM Partners, LLC	4,200,000	10.2%
Michael Maloney	4,000,000	9.7%
Abed Equities	3,650,000	8.9%
BitFlair Mining Corp.	3,443,877	8.4%
Coral Investment Partners, LP (4)	2,505,000	5.9%
Directors and Named Executive Officers
Jonathan Bates (2)	15,700,000	38.1%
Michael Maloney	4,000,000	9.7%
Ryan Ramnath (5)	3,443,877	8.4%
Erik Nelson (6)	2,655,000	6.3%
Raymond Mow	1,250,000	3.0%
Seth Bayles	500,000	1.2%
Officers and Directors as a Group	27,548,877	65.1%

(1)	Based on 41,208,399 shares of common stock issued and outstanding as of December 1, 2021.

(2)	Includes (i) 11,500,000 shares owned by Innovative Digital Investors Emerging Technology, LP (“Innovative”), and (ii) 4,200,000 shares owned by BFAM Partners, LLC, of which Mr. Bates is the 100% owner. Mr. Bates has sole voting and investment power of any shares owned by Innovative by virtue of his ownership of its general partner. BFAM and Co. and an individual retirement account established by Mr. Bates own approximately 14.63% of Innovative. Mr. Bates owns 90% of BFAM and Co., and a trust established for his children on the remaining 10%. Mr. Bates disclaims beneficial ownership of any shares owned by Innovative beyond his percentage interest in such entity.

(3)	Includes (i) 3,443,877 shares owned by Mr. Jorgensen and (ii) 3,443,877 shares owned by BitFlair Mining Corp. (“BitFlair”), of which Mr. Jorgensen has shared voting and investment power. Mr. Jorgenson disclaims beneficial ownership of shares held by BitFlair beyond his 40% percentage interest therein.

(4)	Includes (i) 1,505,000 shares held outright, (ii) 500,000 Class A Warrants which are exercisable immediately, and (iii) 500,000 Class B Warrants which are exercisable immediately.

(5)	Includes 3,443,877 shares owned by BitFlair Mining Corp. (“BitFlair”), of which Mr. Ramnath has shared voting and investment power. Mr. Ramnath disclaims beneficial ownership of shares held by BitFlair beyond his percentage interest in Bitflair of 40%.

(6)	Includes (i) 2,505,000 shares beneficially owned by Coral Investment Partners, LP (“Coral”), as to which Mr. Nelson, in his capacity as owner of the general partner, has sole voting and investment power, consisting of (A) 1,505,000 shares owned by Coral, (B) 500,000 Class A Warrants owned by Coral which are immediately exercisable, and (C) 500,000 Class B Warrants owned by Coral which are immediately exercisable, and (ii) 150,000 shares beneficially owned by Sterling Acquisitions 1, Inc., which is owned by Mr. Nelson, consisting of (X) 50,000 shares owned by Sterling, (Y) 50,000 Class A Warrants owned by Sterling, and (Z) 50,000 Class B Warrants owned by Sterling. Mr. Nelson disclaims beneficial ownership of shares held by Coral beyond his 40% ownership interest therein.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of August 31, 2021 about the securities issued, or authorized for future issuance, under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders	–	–	–
Total	–	–	–

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Starting in 2020, Coral Investment Partners, LP, a partnership controlled by Erik Nelson, agreed to make loans to the Company from time to time pursuant to a demand promissory note that bore interest at 24% per annum. The amount due at August 31, 2020 was principal of $50,447 and interest of $1,558. The amount due of principal of $87,447 and interest of $19,476. was repaid in full in the quarter ended August 31, 2021.

On July 22, 2021, the Company entered into a Line of Credit Agreement with Innovative Digital Investors Emerging Technology, L.P., a limited partnership controlled by Jonathan Bates, our Chairman, and Raymond Mow, our chief financial officer and a director. The Line of Credit Agreement was amended and restated in its entirety on August 4, 2021 and on September 29, 2021 (as amended and restated, the “LOC Agreement”). The LOC Agreement, as most recently amended, provides for loans of up to $2,500,000 at the request of the Company to finance the purchase of equipment necessary for the operation of the Company’s business. Loans under the LOC Agreement accrue interest at fifteen percent (15%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. The Company has the right to draw down funds under the LOC Agreement until December 31, 2021. The amount drawn, plus all accrued interest therein, is repayable in full on April 1, 2022. The principal amount due under the line of credit was $1,747,296 at November 15, 2021.

Director Independence

Our current board consists of Erik Nelson, Jonathan Bates, Raymond Mow, Seth Bayles, and Michael Maloney. Our common stock is currently quoted on the over the counter market. Since the over the counter market does not have its own rules for director independence, we use the definition of independence established by the NASDAQ Stock Market. Under applicable NASDAQ Stock Market rules, a director will only qualify as an “independent director” if the director has not, at any time in the past three years, (a) been employed by us, (b) received more than $120,000 in compensation from us, other than for board services, (c) had a family member who was employed as an executive officer of us, (d) been, or had a family member that was, a partner, controlling shareholder or executive officer of any organization that received payments for property or services that exceeded the greater of 5% of the recipient’s gross revenues or $200,000, (e) been, or had a family member that was, employed as an executive officer of another entity during the past three years where any of the executive officers of us serve on the compensation committee, or (f) been, or had a family member that was, a partner in our auditor at any time in the past three years. At this time, we have determined that we have one independent director: Michael Maloney.

The board does not currently have any committees.

Policies with Respect to Transactions with Related Persons

The board has adopted a Code of Ethics, which is available at bitminetech.io, that sets forth various policies and procedures intended to promote the ethical behavior of the Company’s employees, officers and directors. The Code of Ethics describes our policy on conflicts of interest.

The executive officers and the board are also required to complete a questionnaire on an annual basis which requires them to disclose any related person transactions and potential conflicts of interest. The responses to these questionnaires are reviewed by outside corporate counsel, and, if a transaction is reported by an independent director or executive officer, the questionnaire is submitted to the Audit Committee, or the independent directors if there is no Audit Committee. If necessary, the Audit Committee or the independent directors, as applicable, will determine whether the relationship is material and will have any effect on the director’s independence. After making such determination, the Audit Committee or independent directors, as applicable, will report its recommendation on whether the transaction should be approved or ratified by the entire board.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services provided by BF Borgers CPA PC for the year August 31, 2021 and the period from July 15, 2020 to August 31, 2020, respectively:

The following table shows the fees billed aggregate to the Company for the periods shown :

	Fiscal Year 2021	Fiscal Year 2021
Audit Fees (1)	$12,000	$12,000
Total Fees	$12,000	$12,000

(1)	Audit Fees. Audit services include work performed for the audit of our financial statements and the review of financial statements included in our quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

Audit fees represent amounts invoiced for professional services rendered for the audit of the Company’s annual financial statements, including the Form 10-K report, and the reviews of the quarter ending financial statements included in the Company’s Form 10-Q reports.

Pre-Approval Policy and Procedures

 We do not have an Audit Committee, and have not adopted an Audit Committee Charter. Instead, the duties that the Audit Committee would ordinarily perform are performed by the entire board. The board’s unwritten policy is to require pre-approval of the terms and fees of the annual audit services engagement, as well as any changes in terms and fees resulting from changes in audit scope or other items. The board also pre-approves, on an annual basis, other audit services, and audit-related and tax services set forth in the policy, subject to estimated fee levels, on a project basis and aggregate annual basis, which have been pre-approved by the board.

All other services performed by the auditor that are not prohibited non-audit services under SEC or other regulatory authority rules must be separately pre-approved by the board. Amounts in excess of pre-approved limits for audit services, audit-related services and tax services require separate pre-approval of the board.

All of the services reflected in the above table were approved by the board. We have not engaged our auditor to perform any services other than audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

•	Report of Independent Registered Public Accounting Firms;

•	Balance Sheets as of August 31, 2021 and August 31, 2020;

•	Statements of Operations for the year ended August 31, 2021 and the period from July 15, 2020 to August 31, 2020;

•	Statements of Stockholders’ Equity for the year ended August 31, 2021 and the period from July 15, 2021 to August 31, 2020.

•	Statements of Cash Flows for the year ended August 31, 2021 and the period from July 15, 2020 to August 31, 2020;

(3)	Exhibits

The accompanying Index to Exhibits is incorporated herein by reference.

Item 16. 10-K Summary

None.

INDEX TO EXHIBITS

Exhibits	Description

3.1	Certificate of Incorporation of Sandy Springs Holdings, Inc. (incorporated by reference from Form 10 filed October 27, 2020).

3.2	Certificate of Amendment to Certificate of Incorporation of Sandy Springs Holdings, Inc. (incorporated by reference from Form 8-K/A filed September 9, 2021).

3.3	Certificate of Merger (incorporated by reference from Form 10 filed October 27, 2020).

3.4	Bylaws of Sandy Springs Holdings, Inc. (incorporated by reference from Form 10 filed October 27, 2020).

4.1	Amended Form of Class A Warrant (Incorporated by reference from Exhibit 4.1 to Form 8-K filed July 27, 2021).

4.2	Amended Form of Class B Warrant (Incorporated by reference from Exhibit 4.2 to Form 8-K filed July 27, 2021).

4.3	Warrant Agent Agreement by and between Bitmine Immersion Technologies, Inc. and West Coast Stock Transfer, Inc. (incorporated by reference from Form 8-K/A filed September 9, 2021).

10.3	Line of Credit Agreement by and between Bitmine Immersion Technologies, Inc. and Innovative Digital Investors, LLC dated August 4, 2021 (incorporated by reference from Form 10 filed September 9, 2021).

10.4	Amended Line of Credit Agreement by and between Bitmine Immersion Technologies, Inc. and Innovative Digital Investors, LLC dated September 29, 2021 (incorporated by reference from Form 8-K/A filed October 29, 2021).

10.5	Employment Agreement between the Company and Ryan Ramnath dated July 19, 2021 (incorporated by reference from Form 8-K/A filed September 9, 2021).

14*	Code of Ethics

21*	Subsidiaries of the Company.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Accounting Officer.

32.1**	Section 1350 Certification of Principal Executive Officer.

32.2**	Section 1350 Certification of Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BITMINE IMMERSION TECHNOLOGIES, INC.

Dated: December 9, 2021	By:	/s/ Erik S. Nelson
Erik S. Nelson, Chief Executive Officer
(Principal Executive Officer)

Dated: December 9, 2021	By:	/s/ Raymond Mow
Raymond Mow, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jonathan Bates	Chairman and Director	December 9, 2021
Jonathan Bates

/s/ Erik S. Nelson	Director and Chief Executive Officer	December 9, 2021
Erik S. Nelson

/s/ Raymond Mow	Director and Chief Financial Officer	December 9, 2021
Raymond Mow

/s/ Seth Bayles	Director	December 9, 2021
Seth Bayle

/s/ Michael Maloney	Director	December 9, 2021
Michael Maloney

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Bitmine Immersion Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bitmine Immersion Technologies, Inc. as of August 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

December 9, 2021

Bitmine Immersion Technologies, Inc.

Balance Sheets

	August 31,	August 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$218,737	$1,930
Total current assets	218,737	1,930
Fixed assets -not in service	427,296	–
Total assets	$646,033	$1,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,680	$–
Accrued interest -related party	4,505	1,558
Loans payable-related party	277,296	50,447
Total current liabilities	285,481	52,005
Total liabilities	285,481	52,005

Commitments and contingencies	–	–

Stockholders' Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized; 40,433,399 and 2,688,400 issued and outstanding as of August 31, 2021 and August 31, 2020, respectively	4,043	269
Additional paid-in capital	817,842	256,751
Retained earnings deficit	(461,334)	(307,095)
Total stockholders' equity	360,551	(50,075)
Total liabilities and equity	$646,033	$1,930

The accompanying notes are an integral part of the financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Operations

	Year ended	For the period from July 16, 2020 through
	August 31, 2021	August 31, 2020

Operating expenses:
General and administrative expenses	$63,815	$–
Related party compensation	68,000	–
Total operating expenses	131,815	–
Income(loss) from operations	(131,815)	–
Other income (expense)
Interest expense	(22,424)	(1,558)
Other income (expense), net	(22,424)	(1,558)

Net loss	$(154,239)	$(1,558)

Basic and diluted earnings (loss) per common share	$(0.02)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	9,758,184	2,688,400

The accompanying notes are an integral part of the financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Changes in Stockholders' Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Value	Capital	Earnings	Equity
Balance, July 15, 2020	2,688,400	$269	$256,751	$(305,537)	$(48,517)

Net loss	–	–	–	(1,558)	(1,558)

Balance, August 31,2020	2,688,400	$269	$256,751	$(307,095)	$(50,075)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Value	Capital	Earnings	Equity
Balance, August 31,2020	2,688,400	$269	$256,751	$(307,095)	$(50,075)

Proceeds from private placement of common stock	32,994,999	3,299	490,316	–	493,615

Stock based compensation related party	4,500,000	450	67,050	–	67,500

Stock based compensation	250,000	25	3,725	–	3,750

Net loss	–	–	–	(154,239)	(154,239)

Balance, August 31, 2021	40,433,399	$4,043	$817,842	$(461,334)	$360,551

The accompanying notes are an integral part of the financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Cash Flows

		For the period from
	Year Ended	July 16, 2020 through
	August 31, 2021	August 31, 2020

Cash flows from operating activities
Net loss	$(154,239)	$(1,558)
Stock based compensation	71,250	–
Change in balance sheet accounts
Accounts payable	3,680	–
Accrued interest	2,948	1,558
Net cash provided by (used in) operating activities	(76,361)	–

Cash flows from investing activities
Purchase of fixed assets	(427,296)	–
Net cash used in investing activities	(427,296)	–

Cash flows from financing activities:
Private placements of common stock	493,615	–
Related party loans -net	226,849	–
Net cash provided by (used in) financing activities	720,464	–

Net increase (decrease) in cash and cash equivalents	216,807	–
Cash and cash equivalents at beginning of period	1,930	–
Cash and cash equivalents at end of period	$218,737	$–

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the financial statements.

BITMINE IMMERSION TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2021 AND AUGUST 31, 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Bitmine Immersion Technologies Inc. f/k/a Sandy Springs Holdings, Inc. (“Bitmine” or the “Company”) is a Delaware Corporation that commenced operations on July 16, 2020.

A predecessor to the Company was incorporated in the state of Nevada on August 16, 1995 as Interactive Lighting Showrooms, Inc. On June 30, 2004, the predecessor changed its name to Am/Tex Oil and Gas, Inc. On January 24, 2008, the predecessor changed its name to Critical Point Resources, Inc. On February 2, 2012, the predecessor changed its name to Renewable Energy Solution Systems, Inc. On May 18, 2012, the predecessor changed its name to RES Systems, Inc. On May 23, 2013, the predecessor changed its name back to Renewable Energy Solution Systems, Inc.

On April 6, 2020, the predecessor redomiciled in the State of Delaware by merging with a Delaware subsidiary named RESS Merger Corp., which was the successor in the merger. Thereafter, effective July 15, 2020, the predecessor and the Company effected a holding company reorganization pursuant to Section 251(g) of the Delaware General Corporation Law under which RESS Merger Corp. merged with RESS of Delaware, Inc., a Delaware subsidiary of RESS Merger Corp., and all shareholders of RESS Merger Corp. received one share of common stock of the Company, another Delaware subsidiary of RESS Merger Corp., for each share that they previously held in RESS Merger Corp., and RESS of Delaware, Inc. (the successor in the merger with RESS Merger Corp.) becoming a subsidiary of the Company.

Effective July 17, 2020, the Company divested RESS of Delaware, Inc. to Sterling Acquisitions I, Inc. (“Sterling”), which is owned by the chief executive officer of the Company, pursuant to an agreement under Sterling (i) purchased Fifty Thousand (50,000) common shares of the Company for an aggregate price of Ten Dollars ($10), and (ii) was issued Fifty Thousand (50,000) Class A Warrants at an aggregate price of Ten Dollars ($10), and (iii) Fifty Thousand (50,000) Class B Warrants at an aggregate price of Ten Dollars ($10). In addition, the Company agreed to pay a fee of $1,000 to Sterling to cover the expenses associated with the maintenance of RESS of Delaware, Inc. until such time as a certificate of dissolution is filed with the state of Delaware.

On June 25, 2020, the Board of Directors and the shareholders of the Company approved a 1 for 40,000 reverse-split, with all fractional shares rounded up to the nearest whole share, and immediately after the completion of the reverse split, effected a 200 for 1 forward stock split. The net effect of the splits as a 1 for 200 reverse-split of the Company’s common shares. The stock splits were effective April 27, 2021. All share amounts herein have been adjusted to give effect to the stock splits.

By a written consent dated July 16, 2021, holders of a majority of the Company’s issued and outstanding common stock approved a resolution to appoint Jonathan Bates, Raymond Mow, Michael Maloney and Seth Bayles to the board of directors of the Company, and to appoint Jonathan Bates as Chairman, Seth Bayles as Corporate Secretary, Raymond Mow as Chief Financial Officer, and Ryan Ramnath as Chief Operating Officer (collectively, the “New O&Ds”). Erik S. Nelson remained a director and the chief executive officer. At the same time, the shareholders approved the issuance of 32,994,999 shares of common stock in the Company’s offering of common stock at $0.015 per share, and the grant of 4,750,000 shares for services, which were valued at $0.015 per share. As a result of the foregoing stock issuances, the New O&Ds (or entities controlled by them) collectively acquired 24,893,877 shares of common stock, which represents 60.4% of the issued and outstanding shares as of December 1, 2021.

The appointment of certain of the New O&Ds to the Company’s board, and issuance to the New O&Ds of a controlling interest in the Company, were made in order to enable the Company to enter the business of creating a hosting center for Bitcoin mining computers primarily utilizing immersion cooling technology, as well mining the Bitcoin digital currency for its own account. Prior to the change of control to the New O&Ds, the Company was a shell company.

The Company’s year-end is August 31, 2021.

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

Reverse Stock Split

On June 25, 2020, the Board of Directors and the shareholders of the Company approved a 1 for 40,000 reverse-split and immediately after the completion of the reverse split, effected a 200 for 1 forward stock split. The net effect of the splits as a 1 for 200 reverse-split of the Company’s common shares (the “Reverse Split”). The stock splits were effective April 27, 2021. Accordingly, each 200 shares of the Company’s issued and outstanding common stock were converted into one share of common stock, without any change in the par value per share. No fractional shares of common stock were issued connection with the Reverse Split. If, as a result of the Reverse Split, a shareholder would have otherwise held a fractional share, the shareholder received, in lieu of the issuance of such fractional share, one whole share of common stock.

In connection with the Reverse Split, the number of authorized shares of Company’s common stock remained unchanged following the Reverse Split, with no change in the par value thereof. Prior to the split there were 480,202,704 shares outstanding. Post-split there were 2,688,400 shares outstanding.

The Company’s financial statements in this Report for the periods ended August 31, 2021 and August 31, 2020 and all references thereto have been retroactively adjusted to reflect the split unless specifically stated otherwise.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended August 31, 2021, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On August 31, 2021 and August 31, 2020, the Company’s cash equivalents totaled $218,737 and $1,930, respectively.

Property and Equipment

Property and equipment are stated at cost or fair value if acquired as part of a business combination. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations. The estimated useful lives of property and equipment are as follows:

Computers, software, and office equipment	1 – 5 years
Machinery and equipment	3 – 5 years
Vehicles	5 years

Equipment is not depreciated the asset is placed into service.

As of August 31, 2021 the Company had $427,296 of equipment not in service.

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

We adopted ASC 842 on July 16, 2020. The adoption of this guidance did not have any impact on our financial statements.

NOTE 3 -NOTES PAYABLE RELATED PARTIES

As of August 31, 2020, the Company has a demand promissory note carrying an interest rate of 24% due to Coral Investment Partners. The principal balance and interest due as of August 31, 2020, was $50,447 and $1,558, respectively. At the time, both the Company and Coral Investment Partners (“CIP”) were controlled by Erik Nelson. CIP made additional advances to the Company in 2021 to fund operating expenses. In July 2021 the Company paid off the full balance of the promissory note due to CIP in the amount $87,447 in principal and $19,475 in interest

Company’s current liquidity is derived from a Line of Credit Agreement with Innovative Digital Investors Emerging Technology, L.P., a limited partnership controlled by Jonathan Bates, our Chairman, and Raymond Mow, our chief financial officer and a director. The Line of Credit Agreement was initially entered into on July 22, 2021 and was amended and restated in its entirety on August 4, 2021 and on September 29, 2021 (as amended and restated, the “LOC Agreement”). The LOC Agreement, as most recently amended, provides for loans of up to $2,500,000 at the request of the Company to finance the purchase of equipment necessary for the operation of the Company’s business. Loans under the LOC Agreement accrue interest at fifteen percent (15%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. The Company has the right to draw down funds under the LOC Agreement until December 31, 2021. The amount drawn, plus all accrued interest therein, is repayable in full on April 1, 2022.

The principal amount due under the line of credit as of August 31, 2021 was $277,296.

NOTE 4 – EQUITY

Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of Common Stock with a par value of $0.001. As of August 31, 2021 and 2020, there were 40,433,399 and 2,688,400 shares, issued and outstanding, respectively. During the fiscal year ended the Company issued 37,744,999 shares comprised of the following:

•	155,000 shares were issued in a private placement at $0.01 per share, for gross proceeds of $1,550;
•	32,799,999 shares were issued in a private placement at $0.015 per share, for gross proceeds of $492,000;
•	4,500,000 shares were awarded to directors for services
•	250,000 shares were awarded to a consultant for services

Warrants

As of August 31, 2021, the Company had 590,000 Class A Warrants and 590,000 Class B warrants outstanding. Both sets of warrants may be exercised on a cashless basis and are exercisable until August 5, 2024. The Class A Warrant have an exercise price of $2.00 per share, and the Class B Warrants have an exercise price of $5.00 per share.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of August 31, 2021.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to August 31, 2020, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements except as follows:

The Company purchased $1,470,000 in additional equipment bringing the principal balance on its LOC Agreement as of December 1, 2021 to $1,747,296.

In September 2021, the Company issued 575,000 shares of common stock as a deposit for the purchase of a company whose only asset is an application to open a webhosting facility.

In November 2021, the Company issued 200,000 shares of common stock to an investment banker as compensation for investment banking services.

