Form 10-Q
period 2021-11-30
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2022-01-11
CIK 1829311

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐    No ☒

The number of shares outstanding of the registrant’s common stock as of January 7, 2022 was 40,633,399 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

PART I - FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions, or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by any forward-looking statements. These risks, uncertainties, and other factors include but are not limited to: the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on acceptable terms. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Bitmine Immersion Technologies, Inc., a Delaware corporation unless the context requires otherwise.

3

Item 1. Financial Statements.

Bitmine Immersion Technologies, Inc.

Balance Sheets

(Unaudited)

	November 30,	August 31,
	2021	2021

ASSETS
Current assets:
Cash and cash equivalents	$142,071	$218,737
Total current assets	142,071	218,737
Fixed assets -not in service	1,904,444	427,296
Total assets	$2,046,515	$646,033

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,705	$3,680
Accrued liabilities - related party	19,500	–
Accrued interest - related party	49,218	4,505
Loans payable - related party	1,747,296	277,296
Total current liabilities	1,844,719	285,481
Total liabilities	1,844,719	285,481

Commitments and contingencies	–	–

Stockholders' Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized; 40,633,399 and 40,433,399 issued and outstanding as of November 30, 2021 and August 31, 2021, respectively	4,063	4,043
Additional paid-in capital	1,367,822	817,842
Retained earnings deficit	(1,170,090)	(461,334)
Total stockholders' equity	201,796	360,551
Total liabilities and equity	$2,046,515	$646,033

The accompanying notes are an integral part of the consolidated financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Operations

(Unaudited)

	Three months	Three months
	ended	ended
	November 30,	November 30,
	2021	2020
Operating expenses:
General and administrative expenses	$28,538	$–
Professional fees	623,505	17,210
Related party compensation	12,000	–
Total operating expenses	664,043	17,210
Income (loss) from operations	(664,043)	(17,210)
Other income (expense)
Interest expense	(44,713)	(3,766)
Other income (expense), net	(44,713)	(3,766)
Net loss	$(708,756)	$(20,976)

Basic and diluted earnings (loss) per common share	$(0.02)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	40,600,432	2,688,400

The accompanying notes are an integral part of the consolidated financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Changes in Stockholders' Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Value	Capital	Earnings	Equity
Balance, August 31, 2020	2,688,400	$269	$256,751	$(307,095)	$(50,075)

Net loss	–	–	–	(20,976)	$(20,976)
Balance, November 30, 2020	2,688,400	$269	$256,751	$(328,071)	$(71,051)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Value	Capital	Earnings	Equity
Balance, August 31, 2021	40,433,399	$4,043	$817,842	$(461,334)	$360,551

Net loss	–	–	–	(708,756)	(708,756)

Common shares issued for services	200,000	20	549,980	–	550,000

Balance, November 30, 2021	40,633,399	$4,063	$1,367,822	$(1,170,090)	$201,796

The accompanying notes are an integral part of the consolidated financial statements

Bitmine Immersion Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Three months	Three months
	ended	ended
	November 30,	November 30,
	2021	2020

Cash flows from operating activities
Net loss	$(708,756)	$(20,976)
Stock based compensation	550,000	–
Change in balance sheet accounts
Accounts payable	25,025	–
Accrued liabilities - related parties	19,500	–
Accrued interest - related parties	44,713	3,766
Net cash provided by (used in) operating activities	(69,518)	(17,210)

Cash flows from investing activities
Purchase of fixed assets	(1,477,148)	–
Net cash used in investing activities	(1,477,148)	–

Cash flows from financing activities:
Related party loans - net	1,470,000	19,000
Net cash provided by (used in) financing activities	1,470,000	19,000

Net increase (decrease) in cash and cash equivalents	(76,666)	1,790
Cash and cash equivalents at beginning of period	218,737	1,930
Cash and cash equivalents at end of period	$142,071	$3,720

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

BITMINE IMMERSION TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

About Bitmine Immersion Technologies, Inc.

Bitmine Immersion Technologies Inc. f/k/a Sandy Springs Holdings, Inc. (“Bitmine” or the “Company”) is a Delaware corporation that commenced operations on July 16, 2020. A predecessor to the Company was incorporated in the state of Nevada on August 16, 1995, as Interactive Lighting Showrooms, Inc.

By a written consent dated July 16, 2021, holders of a majority of the Company’s issued and outstanding common stock approved a resolution to appoint Jonathan Bates, Raymond Mow, Michael Maloney, and Seth Bayles to the board of directors of the Company, and to appoint Jonathan Bates as Chairman, Seth Bayles as Corporate Secretary, Raymond Mow as Chief Financial Officer, and Ryan Ramnath as Chief Operating Officer (collectively, the “New O&Ds”). Erik S. Nelson remained a director and the chief executive officer. At the same time, the shareholders approved the issuance of 32,994,999 shares of common stock in the Company’s offering of common stock at $0.015 per share, and the grant of 4,750,000 shares for services, which were valued at $0.015 per share. As a result of the foregoing stock issuances, the New O&Ds (or entities controlled by them) collectively acquired 24,893,877 shares of common stock, which represented 61.3% of the issued and outstanding shares as of January 7, 2022.

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

The Company’s year-end is August 31st.

Basis of Presentation

The foregoing unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended August 31, 2021. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Operating results for the three months ended November 30, 2021 are not necessarily indicative of the results that may be expected for the year ending August 31, 2022.

Reverse Stock Split

On June 25, 2020, the Board of Directors and the shareholders of the Company approved a 1 for 40,000 reverse split, with all fractional shares rounded up to the nearest whole share, and immediately after the completion of the reverse split, effected a 200 for 1 forward stock split. The net effect of the splits as a 1 for 200 reverse split of the Company’s common shares. The stock splits were effective April 27, 2021. No fractional shares of common stock were issued connection with the Reverse Split. If, as a result of the Reverse Split, a shareholder would have otherwise held a fractional share, the shareholder received, instead of the issuance of such fractional share, one whole share of common stock.

The Company’s financial statements in this Report for the periods ended November 30, 2021, and August 31, 2021, and all references thereto have been retroactively adjusted to reflect the split unless specifically stated otherwise.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the three months ended November 30, 2021 and 2020, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On November 30, 2021, and August 31, 2021, respectively, the Company’s cash equivalents totaled $142,071 and $218,737, respectively.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share." Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Stock Purchase Warrants

The Company accounts for warrants issued to purchase shares of its common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

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

NOTE 2 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of Common Stock with a par value of $0.001. As of November 30, 2021, and August 31, 2021, there were 40,633,399 and 40,433,399 shares outstanding, respectively.

Warrants

As of November 30, 2021, and August 31, 2021, the Company had 590,000 Class A Warrants and 590,000 Class B warrants outstanding. Both sets of warrants entitle the holder to exercise the warrants on a cash or a cashless basis until August 5, 2024. The Class A Warrants have an exercise price of $2.00 per share, and the Class B Warrants have an exercise price of $5.00 per share, but otherwise have identical terms.

Issuance of Shares

During the three months ended November 30, 2021, the Company issued 200,000 shares to an investment banking firm for investment banking services. The shares were valued at $2.75 per share, which was the closing price of the shares on the date of issuance.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of November 30, 2021, and August 31, 2021.

NOTE 4 – LOANS PAYABLE-RELATED PARTY

As of November 30, 2021, and August 31, 2021, the Company owed $1,747,296 and $277,296, respectively, in principal to an investment fund controlled by our chairman under a line of credit that permits draws by the Company of up to $2,500,000. Additionally, these loans accrue interest at the rate of 15% percent per annum. As of November 30, 2021, and August 31, 2021, accrued interest was $49,218 and $4,505, respectively.

At maturity on April 1, 2022, the amount due under the line of credit along with the accrued interest will be payable in full.

NOTE 5 – SUBSEQUENT EVENTS

In September 2021, the Company issued 575,000 shares of common stock as a deposit for the purchase of a company whose only asset is an application to open a webhosting facility. On December 29, 2021, the Company and the recipient of the shares entered into an agreement which provided that the original agreement was agreed to be null, void and of no legal effect. As a result, the recipient returned the 575,000 shares to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended November 30, 2021, and 2020, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview

By a written consent dated July 16, 2021, holders of a majority of the Company’s issued and outstanding common stock approved a resolution to appoint Jonathan Bates, Raymond Mow, Michael Maloney, and Seth Bayles to the board of directors of the Company, and to appoint Jonathan Bates as Chairman, Seth Bayles as Corporate Secretary, Raymond Mow as Chief Financial Officer, and Ryan Ramnath as Chief Operating Officer (collectively, the “New O&Ds”). Prior to July 16, 2021, Erik S. Nelson was the sole director and officer. As part of the transaction, Mr. Nelson agreed to remain on the board as a director and to serve as chief executive officer. At the same time, the board and shareholders approved the issuance of 32,994,999 shares of common stock in the Company’s offering of common stock at $0.015 per share, and the grant of 4,750,000 shares for services, which were valued at $0.015 per share. As a result of the foregoing stock issuances, the New O&Ds (or entities controlled by them) collectively acquired 24,893,877 shares of common stock, which represents 61.3% of the issued and outstanding shares as of January 7, 2022.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended November 30, 2021, and 2020.

Revenues

The Company did not generate any revenues during the periods ended November 30, 2021, or 2021. The Company expects to begin revenue-generating operations in the second quarter of fiscal 2022.

Operating Expenses

During the three months ended November 30, 2021, the Company incurred $664,043 in operating expenses compared to $17,210 in operating expenses during the prior three months ended November 30, 2020. Operating expenses for the 2021 period were primarily comprised of $550,000 in stock-based compensation expense for investment banking services, $12,000 in compensation expense to one of our officers, and approximately $78,000 in legal and accounting fees, and other fees associated with being a public company. The higher level of operating expenses in the 2021 period as compared to the 2020 period is attributable to expenses incurred to as part of the Company’s entry into the bitmine hosting business. The Company expects that operating expenses will trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs associated with the commencement of operations.

Other Income (Expense)

During the three months ended November 30, 2021, the Company incurred $44,713 in other expenses, as compared to $3,766 of other expenses during the prior three-month period ended November 30, 2020. The increase in interest expense is due to increased borrowings by the Company on its Line of Credit.

Net Income (Loss)

During the three months ended November 30, 2021, the Company incurred a net loss of ($708,756), or ($0.02) per share, as compared to a net loss of ($20,976) during the three months ended November 30, 2020. The increase in the Company’s net loss in three months ended November 30, 2021, as compared to the three months ended November 30, 2020, is attributable to the factors discussed above.

Liquidity and Capital Resources

As of November 30, 2021, the Company had $142,071 in cash on hand.

During the three months ended November 30, 2021, the Company had a net loss of $708,756.

Cash flows used in operating activities were $69,518 for the three months ended November 30, 2021, compared to cash flows used of $17,210 for the three months ended November 30, 2020. The increase in cash flows used in operating activities for fiscal 2021 compared to fiscal 2020 is primarily attributable to our operating loss of $708,756 of which $550,000 of that loss was non-cash stock-based compensation.

Cash flows used in investing activities were $1,477,148 for the three months ended November 30, 2021, compared to cash flows used in investing activities of $-0- for the three months ended November 30, 2020. The entire increase during the 2021 period compared to the 2020 period in cash flows used by investing activities is due to the purchase of $1,477,148 in bitmining equipment.

Cash flows provided by financing activities were $1,470,000 for the three months ended November 30, 2021, compared to cash flows provided by financing activities of $19,000 for the three months ended November 30, 2020. The increase in cash flows provided by financing activities in the 2021 period compared to the 2020 period is attributable to borrowings on our line of credit.

A significant component of the Company’s current liquidity is derived from a Line of Credit Agreement with Innovative Digital Investors Emerging Technology, L.P., a limited partnership controlled by Jonathan Bates, our Chairman, and Raymond Mow, our chief financial officer and a director. The Line of Credit Agreement was initially entered into on July 22, 2021, and was amended and restated in its entirety on August 4, 2021, and on September 29, 2021 (as amended and restated, the “LOC Agreement”). The LOC Agreement, as most recently amended, provides for loans of up to $2,500,000 at the request of the Company to finance the purchase of equipment necessary for the operation of the Company’s business. Loans under the LOC Agreement accrue interest at fifteen percent (15%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. The amount drawn, plus all accrued interest therein, is repayable in full on April 1, 2022.

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

Our significant accounting policies are fully described in Note 1 to our consolidated financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.

Income Taxes

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended November 30, 2021. As of November 30, 2021, the Company had an accumulated deficit of $358,381 however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of November 30, 2021 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Changes in Internal Control over Financial Reporting.

As of August 31, 2021, our management concluded that our internal controls over financial reporting were not effective due to the following identified material weaknesses:

•	We have not established and/or maintained adequately designed internal controls in order to prevent or detect and correct material misstatements to the financial statements, including internal controls related to complex or nonroutine transactions.

•	We lack the necessary accounting resources with sufficient SEC reporting experience, US GAAP knowledge and accounting experience.

Since August 31, 2021, management has reevaluated its internal controls and believes that it has sufficiently remediated its previously disclosed weaknesses in internal controls as a result of the addition of skilled personnel to its management team or as independent contractors.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the three months ended November 30, 2021, the Company issued 200,000 shares, valued at $2.75 per share, for investment banking purposes. The shares were issued pursuant to the exemption from registration under the Securities Act of 1933 provided by Section 4(a)(2) thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BITMINE IMMERSION TECHNOLOGIES, INC.

Dated: January 11, 2022	By:	/s/ Erik Nelson
Erik Nelson, Chief Executive Officer (Principal Executive Officer)

Dated: January 11, 2022	By:	/s/ Raymond Mow
Raymond Mow Chief Financial Officer (Principal Financial and Accounting Officer)

