Form 10-Q
period 2022-02-28
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2022-04-18
CIK 1829311

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

_________________________________________

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

The number of shares outstanding of the registrant’s common stock as of March 31, 2022 was 43,619,399 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

PART I - FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions, or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by any forward-looking statements. These risks, uncertainties, and other factors include but are not limited to:

•	the risks of limited management, labor, and financial resources;

•	our ability to establish and maintain adequate internal controls;

•	our ability to develop and maintain a market in our securities;

•	our ability obtain financing, if and when needed, on acceptable terms;

•	the success of our digital currency mining and hosting activities;

•	the volatile and unpredictable cycles in the emerging and evolving industries in which we operate, increasing difficulty rates for bitcoin mining;

•	bitcoin halving;

•	new or additional governmental regulation;

•	the anticipated delivery dates of new hosting containers and miners;

•	the ability to successfully develop and deploy new hosting facilities;

•	the dependency on utility rate structures and government incentive programs;

•	the expectations of future revenue growth may not be realized;

•	ongoing demand for the Company's services;

•	the impact of global pandemics (including COVID-19) on logistics and shipping and the demand for our products and services; and

•	other risks described in the Company's prior press releases and in its filings with the Securities and Exchange Commission (SEC), including under the heading "Risk Factors" in the Company's Annual Report on Form 10-K and any subsequent filings with the SEC.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Bitmine Immersion Technologies, Inc., a Delaware corporation unless the context requires otherwise.

3

Item 1. Financial Statements.

Bitmine Immersion Technologies, Inc.

Balance Sheets

(Unaudited)

	February 28,	August 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$901,216	$218,737
Cryptocurrencies	4,574	–
Notes receivable	168,750	–
Prepaid expenses	5,000	–
Total current assets	1,079,540	218,737
Fixed assets -not in service	1,863,997	427,296
Total assets	$2,943,537	$646,033

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,420	$3,680
Accrued liabilities - related party	71,500	–
Accrued interest - related party	122,379	4,505
Loans payable-related party	1,894,109	277,296
Total current liabilities	2,113,408	285,481
Total liabilities	2,113,408	285,481

Commitments and contingencies	–	–

Stockholders' Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized; 43,313,399 and 40,433,399 issued and outstanding as of February 28, 2022 and November 10, 2021, respectively	4,331	4,043
Additional paid-in capital	2,108,014	817,842
Accumulated deficit	(1,282,217)	(461,334)
Total stockholders' equity	830,129	360,551
Total liabilities and equity	$2,943,537	$646,033

The accompanying notes are an integral part of the consolidated financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Operations

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021
Revenue from the sale of mining equipment	$344,700	$–	$344,700	$–
Revenue, net mining	4,574	–	4,574	–
Total revenue	349,274	–	349,274	–
Cost of sales mining equipment	186,657	–	186,657	–
Cost of sales mining	45,468	–	45,468	–
Gross profit	117,148	–	117,148	–

Operating expenses:
General and administrative expenses	20,134	5,349	48,672	22,559
Professional fees	43,520		667,025
Related party compensation	92,460	500	104,460	500
Total operating expenses	156,114	5,849	820,157	23,059
Loss from operations	(38,966)	(5,849)	(703,009)	(23,059)
Other (expense)
Interest expense	(73,162)	(4,519)	(117,874)	(8,286)
Other (expense)	(73,162)	(4,519)	(117,874)	(8,286)
Net loss	(112,127)	(10,368)	(820,883)	(31,345)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	41,417,621	2,688,400	41,006,769	2,688,400

The accompanying notes are an integral part of the consolidated financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Changes in Stockholders' Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Value	Capital	Earnings	Equity
Balance, August 31,2020	2,688,400	$269	$256,751	$(307,095)	$(50,075)

Net loss	–	–	–	(20,976)	$(20,976)

Balance, November 30, 2020	2,688,400	$269	$256,751	$(328,071)	$(71,051)

Net loss	–	–	–	(10,368)	$(10,368)

Balance, February 28, 2021	2,688,400	$269	$256,751	$(338,439)	$(81,419)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Value	Capital	Earnings	Equity
Balance, August 31, 2021	40,433,399	$4,043	$817,842	$(461,334)	$360,551

Net loss	–	–	–	(708,756)	(708,756)

Common shares issued for services	200,000	20	549,980	–	550,000

Balance, November 30, 2021	40,633,399	$4,063	$1,367,822	$(1,170,090)	$201,796

Common shares issued for services	2,100,000	210	(210)	–	–

Common shares sold in a private placement	580,000	58	724,942	–	725,000

Stock-based compensation -related party	–	–	15,460	–	15,460

Net loss	–	–	–	(112,127)	(112,127)

Balance, February 28, 2022	43,313,399	$4,331	$2,108,014	$(1,282,217)	$830,129

The accompanying notes are an integral part of the consolidated financial statements

Bitmine Immersion Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Six months	Six months
	ended	ended
	February 28,	February 28,
	2022	2021

Cash flows from operating activities
Net loss	$(820,883)	$(31,345)
Stock-based compensation	565,460	–
Gain on the sale of property	158,043	–
Depreciation	7,803	–
Change in balance sheet accounts		–
Cryptocurrencies	(4,574)	–
Notes receivable	(168,750)	–
Prepaid expenses	(5,000)	–
Accounts payable	21,740	–
Accrued liabilities -related parties	71,500	–
Accrued interest -related parties	117,874	8,286
Net cash used in operating activities	(56,788)	(23,059)

Cash flows from investing activities
Purchase of fixed assets	(1,602,546)	–
Net cash used in investing activities	(1,602,546)	–

Cash flows from financing activities:
Common shares sold in a private placement	725,000	–
Related party loans -net	1,616,813	24,000
Net cash provided by financing activities	2,341,813	24,000

Net increase in cash and cash equivalents	682,479	941
Cash and cash equivalents at beginning of period	218,737	1,930
Cash and cash equivalents at end of period	$901,216	$2,871

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

BITMINE IMMERSION TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

By a written consent dated July 16, 2021, holders of a majority of the Company’s issued and outstanding common stock approved a resolution to appoint Jonathan Bates, Raymond Mow, Michael Maloney, and Seth Bayles to the board of directors of the Company, and to appoint Jonathan Bates as Chairman, Seth Bayles as Corporate Secretary, Raymond Mow as Chief Financial Officer, and Ryan Ramnath as Chief Operating Officer (collectively, the “New O&Ds”). Erik S. Nelson remained a director and the chief executive officer. At the same time, the shareholders approved the issuance of 32,994,999 shares of common stock in the Company’s offering of common stock at $0.015 per share, and the grant of 4,750,000 shares for services, which were valued at $0.015 per share. As a result of the foregoing stock issuances, the New O&Ds (or entities controlled by them) collectively acquired 24,893,877 shares of common stock, which represented 57.5% of the issued and outstanding shares as of February 28, 2022.

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

During the three months ended February 28, 2022 the Company began implementing its business plan by generating revenue from the mining of Bitcoin digital currency and from the sale of mining equipment.

The Company’s year-end is August 31st.

Basis of Presentation

The foregoing unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended August 31, 2021. In the opinion of management, the unaudited interim condensed financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the six months ended February 28, 2022 are not necessarily indicative of the results that may be expected for the year ending August 31, 2022.

Reverse Stock Split

On June 25, 2020, the Board of Directors and the shareholders of the Company approved a 1 for 40,000 reverse split, with all fractional shares rounded up to the nearest whole share, and immediately after the completion of the reverse split, effected a 200 for 1 forward stock split. The net effect of the splits was a 1 for 200 reverse split of the Company’s common shares. The stock splits were effective April 27, 2021. No fractional shares of common stock were issued connection with the Reverse Split. If, as a result of the Reverse Split, a shareholder would have otherwise held a fractional share, the shareholder received, instead of the issuance of such fractional share, one whole share of common stock.

The Company’s financial statements in this Report for the periods ended February 28, 2022, and August 31, 2021, and all references thereto have been retroactively adjusted to reflect the split unless specifically stated otherwise.

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On February 28, 2022, and August 31, 2021, respectively, the Company’s cash equivalents totaled $901,216 and $218,737, respectively.

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

Property and equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for leasehold improvements are typically the lesser of the estimated useful life of the asset or the life of the term of the lease. The estimated useful lives for all other property and equipment are as follows:

Life (Years)
Miners and mining equipment	3
Machinery and equipment	5-7
Office and computer equipment	3

No depreciation is recorded on an asset until it is placed in service. As of February 28, 2022 and August 31, 2021 had $1,863,997 and $427,296, respectively of fixed assets not in service. During the three months ended February 28, 2022, the Company placed $187,260 of mining equipment into service, recorded $7,803 of depreciation on that equipment, and then subsequently sold the equipment to a third party on February 23, 2022 who agreed to utilize the Company to host the equipment for a three year term.

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

NOTE 3 – NOTES RECEIVABLE

As of February 28, 2022 and August 31, 2021 the balance of notes receivable was $168,750 and $-0-, respectively. The note receivable carries a 10% interest rate. The note principal is payable in two equal installments of $84,375 on April 15, 2022 and May 15, 2022, with all accrued interest being payable upon maturity of the note. The note receivable arose from the sale of mining equipment to a third party for $337,500, in which half of the sale proceeds of $168,750 was received by the Company in cash, the remaining half was in the form of a note receivable for $168,750.

NOTE 4 – LOANS PAYABLE AND ACCRUED LIABILITIES, RELATED PARTY

On July 22, 2021 the Company entered into a Line of Credit Agreement with Innovative Digital Investors Emerging Technology, L.P.(“IDI), a limited partnership controlled by Jonathan Bates, the Company’s Chairman, and Raymond Mow, the Company’s Chief Financial Officer and a Director. The Line of Credit Agreement was amended and restated in its entirety on August 4, 2021, and on September 29, 2021 (as amended and restated, the “LOC Agreement”). The LOC Agreement, as most recently amended, provides for loans of up to $2,500,000 at the request of the Company to finance the purchase of equipment necessary for the operation of the Company’s business. Loans under the LOC Agreement accrue interest at fifteen percent (15%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. The amount drawn, plus all accrued interest therein, was repayable in full on March 31, 2022. On March 30, 2022, IDI extended the maturity date on the LOC Agreement to May 31, 2022, increased the amount of borrowing available for $2,500,000 to $3,000,000, and allowed amounts to be borrowed for general working capital purposes.

As of February 28, 2022, and August 31, 2021, the Company owed $1,863,997 and $277,296, respectively, on the Line of Credit. Additionally, these loans accrue interest at the rate of 15% percent per annum. As of February 28, 2022, and August 31, 2021, accrued interest was $122,379 and $4,505, respectively.

As of February 28, 2022 and August 31, 2021, the balance of accrued liabilities related party was $71,500 and $-0- respectively. The $71,500 is comprised of accrued salary and bonus due to two company officer/directors.

NOTE 5 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of Common Stock with a par value of $0.001. As of February 28, 2022, and August 31, 2021, there were 43,313,399 and 40,433,399 shares outstanding, respectively.

In January 2022, the Company commenced a $10.0 million Unit Offering of its common stock and warrants at a Unit price of $1.25 per Unit, comprised of one share of its common stock, one Class C-1 Warrant which is exercisable to purchase one share of the Company’s common stock until January 15, 2025 at an exercise price of $2.00 per share, and one Class C-2 warrant which is exercisable to purchase one share of the Company’s common stock until January 15, 2025 at an exercise price of $4.00 per share.

The Company accounts for warrants issued to purchase shares of its common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. Under those guidelines the Company, using Black Scholes methodology using the variables below determined that the common stock value was $0.44, the C-1 warrant was $0.41 and the C-2 warrant was $0.40.

Exercise Price	$1.25 -$4,00
Stock Price	$1.25
Risk-free interest rate	0.04%
Expected volatility	223.3
Expected life (in years)	3.00
Expected dividend yield	$0

Issuance of Shares

During the six months ended February 28, 2022, the Company issued the following shares:

•	200,000 shares to an investment banking firm for investment banking services. The shares were valued at $2.75 per share, which was the closing price of the shares on the date of issuance.
•	2,100,000 shares subject to vesting for services to a company employee. These common shares were valued at $0.44 per share as described above. The shares were valued at $924,000 amortized over a 60 month vesting period.
•	580,000 shares were sold to accredited investors under the Unit Offering. The Unit Offering was valued at $1,25 per Unit, as described above for a total value of $725,000.

Warrants

As of February 28, 2022, and August 31, 2021, the Company had 590,000 Class A Warrants and 590,000 Class B warrants outstanding. Both sets of warrants entitle the holder to exercise the warrants on a cash or a cashless basis until August 5, 2024. The Class A Warrants have an exercise price of $2.00 per share, and the Class B Warrants have an exercise price of $5.00 per share, but otherwise have identical terms. Also pursuant to the Company’s Unit Offering, the Company had 580,000 C-1 warrants exercisable at $2.00 per share, and 580,000 C-2 warrants exercisable at $4.00 per share, both exercisable until January 15, 2025.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of February 28, 2022, and August 31, 2021.

NOTE 7 – SUBSEQUENT EVENTS

On March 30, 2022, IDI extended the maturity date on the LOC Agreement to May 31, 2022, increased the amount of borrowing available for $2,500,000 to $3,000,000, and allowed amounts to be borrowed for general working capital purposes.

Since February 28, 2022, the Company has received additional subscriptions for $527,500 in its Unit offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended February 28, 2022, and 2021, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview

By a written consent dated July 16, 2021, holders of a majority of the Company’s issued and outstanding common stock approved a resolution to appoint Jonathan Bates, Raymond Mow, Michael Maloney, and Seth Bayles to the board of directors of the Company, and to appoint Jonathan Bates as Chairman, Seth Bayles as Corporate Secretary, Raymond Mow as Chief Financial Officer, and Ryan Ramnath as Chief Operating Officer (collectively, the “New O&Ds”). Prior to July 16, 2021, Erik S. Nelson was the sole director and officer. As part of the transaction, Mr. Nelson agreed to remain on the board as a director and to serve as chief executive officer. At the same time, the board and shareholders approved the issuance of 32,994,999 shares of common stock in the Company’s offering of common stock at $0.015 per share, and the grant of 4,750,000 shares for services, which were valued at $0.015 per share. As a result of the foregoing stock issuances, the New O&Ds (or entities controlled by them) collectively acquired 24,893,877 shares of common stock, which represents 57.5% of the issued and outstanding shares as of February 28, 2022.

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

During the six months ended February 28, 2022 the Company began implementing its business plan by generating revenue from the mining of Bitcoin digital currency and from sale of mining equipment.

Results of Operations

Comparison of Results of Operations for the Three Months Ended February 28, 2022, and 2021.

Revenues and Cost of Sales

During the three months ended February 28, 2022 the Company generated $4,574 in Bitcoin revenue from mining. Prior to the end of the quarter, the Company sold the mining equipment that generated the Bitcoin revenue and recorded revenue on the sale of the mining equipment of $344,700. This compares to no revenue during the three months ended February 28, 2021. The Company intends to continue selling Bitmine equipment to third parties and to generate increasing levels of Bitcoin digital revenue once it receives additional equipment that is currently in transit. There can be no assurances as to this timing or the level of additional sales and revenue.

Cost of sales related to the sale of mining equipment was $186,657 and cost of sales on Bitcoin revenue was $45,468, respectively, for the three months ended February 28, 2022, compared to zero in the prior period when there was no revenue. For the sale on mining equipment we recorded a net profit of $158,043.

Since we are in the early stages of setting up our infrastructure to generate higher levels of revenues, we expect that our cost of sales to generate Bitmine digital revenue will exceed the revenue we generate, for the immediate future. These costs include electricity, utilities, facilities costs, depreciation and supplies.

Operating Expenses

During the three months ended February 28, 2022, the Company incurred $156,114 in operating expenses compared to $5,940 in operating expenses during the three months ended February 28, 2021. Operating expenses for the 2022 period were primarily comprised of $20,134 in general and administrative expenses, approximately $44,000 in legal and accounting fees, and $92,460 in related party compensation expense to two of our officers. The higher level of operating expenses in the 2022 period as compared to the 2021 period is attributable to expenses incurred to as part of the Company’s entry into the bitmine hosting business. The Company expects that operating expenses will trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs associated with the commencement of operations.

Other Income (Expense)

During the three months ended February 28, 2022, the Company incurred $73,162 in other expenses, which was comprised solely of interest expense, compared to $4,519 of interest expenses during the same three months ended February 28. 2021. The increase in interest expense is due to increased levels of borrowings by the Company under its Line of Credit in 2022 compared to the 2021 period when no Line of Credit was available.

Net Income (Loss)

As a result of the foregoing, during the three months ended February 28, 2022, the Company incurred a net loss of ($112,127), or ($0.00) per share, as compared to a net loss of ($10,368) during the three months ended February 28, 2021. The increase in the Company’s net loss in three months ended February 28, 2022, compared to the three months ended February 28, 2021 is attributable to the factors discussed above.

Comparison of Results of Operations for the Six Months Ended February 28, 2022, and 2021.

Revenues and Cost of Sales

During the six months ended February 28, 2022 the Company generated $4,574 in Bitcoin revenue from mining. Prior to the end of the quarter, the Company sold the mining equipment that generated the Bitcoin revenue and recorded revenue on the sale of the mining equipment of $344,700. This compares to no revenue during the three months ended February 28, 2021. The Company intends to continue selling Bitmine equipment to third parties and to generate increasing levels of Bitcoin digital revenue once it receives additional equipment that is currently in transit. There can be no assurances as to this timing or the level of additional sales and revenue.

Cost of sales related to the sale of mining equipment was $186,657 and cost of sales on Bitcoin revenue was $45,468, respectively, for the six months ended February 28th, compared to zero in the prior period when there was no revenue. For the sale on mining equipment we recorded a net profit of $158,043.

Since we are in the early stages of setting up our infrastructure to generate higher levels of revenues, we expect that our cost of sales to generate Bitmine digital revenue will exceed the revenue we generate, for the immediate future. These costs include electricity, utilities, facilities costs, depreciation and supp

Operating Expenses

During the six months ended February 28, 2022, the Company incurred $820,157 in operating expenses compared to $23,059 in operating expenses during the six months ended February 28, 2021. Operating expenses for the 2022 period were primarily comprised of $48,672 in general and administrative expenses, approximately $667,000 in legal, accounting, investment banking and professional fees, which includes $550,000 in non-cash stock based compensation, and $104,460 in related party compensation expense to two of our officers. The higher level of operating expenses in the 2022 period as compared to the 2021 period is attributable to expenses incurred to as part of the Company’s entry into the bitmine hosting business. The Company expects that operating expenses will trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs associated with the commencement of operations.

Other Income (Expense)

During the six months ended February 28, 2022, the Company incurred $117,874 in other expenses, which was comprised solely of interest expense, compared to $8,286 of interest expenses during the six month period ended February 28. 2021. The increase in interest expense is due to increased levels of borrowings by the Company on its Line of Credit in 2022 compared to the 2021 period when no Line of Credit was available.

Net Income (Loss)

As a result of the foregoing, during the six months ended February 28, 2022, the Company incurred a net loss of ($820,883), or ($0.00) per share, as compared to a net loss of ($31,345) during the six months ended February 28, 2021. The increase in the Company’s net loss in six months ended February 28, 2022, compared to the six months ended February 28, 2021 is attributable to the factors discussed above.

Liquidity and Capital Resources

As of February 28, 2022, the Company had $901,216 in cash on hand.

During the six months ended February 28, 2022, the Company had a net loss of ($820,883).

Cash flows used in operating activities were ($56,788) for the six months ended February 28, 2022, compared to cash flows used of ($23,059) for the six months ended February 28, 2021. The increase in cash flows used in operating activities for fiscal 2022 compared to fiscal 2021 is primarily attributable to our operating loss of ($820,883), which was offset by non-cash stock-based compensation of $565,460, an increase of $11,7,874 of accrued interest, and the accrual of $71,500 of compensation to related parties during the six months ended February 28, 2022, as well as minor changes in other balance sheet accounts.

Cash flows used in investing activities were ($1,602,546) for the six months ended February 28, 2022, compared to cash flows used in investing activities of $-0- for the six months ended February 28, 2021. The entire increase in cash flows used by investing activities during the 2022 period compared to the 2011 period is due to the purchase of $1,602,546 bitmining equipment.

Cash flows provided by financing activities were $2,341,813 for the six months ended February 28, 2022, compared to cash flows provided by financing activities of $24,000 for the six months ended February 28, 2021. The increase in cash flows provided by financing activities in the 2022 period compared to the 2021 period is attributable to $1,616,813 in borrowings on our Line of Credit and $725,000 in proceeds from the sale of common stock and warrants in 2022.

A significant component of the Company’s current liquidity is derived from a Line of Credit Agreement with Innovative Digital Investors Emerging Technology, L.P., (“IDI”) a limited partnership controlled by Jonathan Bates, our Chairman, and Raymond Mow, our chief financial officer and a director. The Line of Credit Agreement was initially entered into on July 22, 2021, and was amended and restated in its entirety on August 4, 2021, and on September 29, 2021 (as amended and restated, the “LOC Agreement”). The LOC Agreement, as most recently amended, provides for loans of up to $2,500,000 at the request of the Company to finance the purchase of equipment necessary for the operation of the Company’s business. Loans under the LOC Agreement accrue interest at fifteen percent (15%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full.

On March 30, 2022, IDI extended the maturity date on the LOC Agreement to May 31, 2022, increased the amount of borrowing available for $2,500,000 to $3,000,000, and agreed that borrowings may be used for general working capital purposes.

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

Additionally, in January 2022 the Company began a $10 million Unit Offering of shares and warrants and raised $725,000 under the offering during the six months ended February 22, 2022. See Note 5. to the financial statements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 1 to our financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of February 28, 2022 are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

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

Since August 31, 2021, management has reevaluated its internal controls and believes that it has sufficiently remediated its previously disclosed weaknesses in internal controls as a result of the addition of skilled personnel to its management team or as independent contractors. As of February 28, 2022 our management has concluded that our internal controls over financial reporting were effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. However, please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, Item I A. of our Annual Report on Form 10-K for the year ended September 30, 2021, which could materially affect our business, financial condition or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Furthermore, we add the following risk factor to the risk factors set forth in prior reports filed with the SEC:

Supply chain and shipping disruptions have resulted in shipping delays, a significant increase in shipping costs, and could increase product costs and result in lost sales, which may have a material adverse effect on our business, operating results and financial condition.

Supply chain disruptions, resulting from factors such as the COVID-19 pandemic, labor supply and shipping container shortages, have impacted, and may continue to impact, us and our third-party manufacturers and suppliers. These disruptions have resulted in longer lead times and increased product costs and shipping expenses, including with respect to the delivery of miners that we have purchased. While we have taken steps to minimize the impact of these increased costs by working closely with our suppliers and customers, there can be no assurances that unforeseen events impacting the supply chain will not have a material adverse effect on us in the future. Additionally, the impacts supply chain disruptions have on our third-party manufacturers and suppliers are not within our control. It is not currently possible to predict how long it will take for these supply chain disruptions to cease. Prolonged supply chain disruptions impacting us and our third-party manufacturers and suppliers could interrupt product manufacturing, increased lead times, increased product costs and result in lost sales and bitcoin production, result in a delay in the delivery of miners that we have purchased, and continue to increase shipping costs associated with the delivery of our purchased miners, which may have a material adverse effect on our business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the three months ended February 28, 2022, the Company issued securities in the following private transactions:

•	2,100,000 shares subject to vesting for services to a company employees and director. These common shares were valued at $0.44 per share, or $$924,000, and subject to vesting over a 60 month vesting period. The shares were issued pursuant to the exemption from registration under the Securities Act of 1933 provided by Section 4(a)(2) thereunder.
•	580,000 Units were sold to accredited investors under the Unit Offering at $1.25 per Unit, for total proceeds received of $725,000. Each Unit consists of one share of common stock, one Class C-1 Warrant and one Class C-2 Warrant. The Units were issued pursuant to the exemption from registration under the Securities Act of 1933 provided by Rule 506(b) and Section 4(a)(2) thereunder.

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

BITMINE IMMERSION TECHNOLOGIES, INC.

Dated: April 18, 2022	By:	/s/ Erik Nelson
Erik Nelson, Chief Executive Officer (Principal Executive Officer)

Dated: April 18, 2022	By:	/s/ Raymond Mow
Raymond Mow Chief Financial Officer (Principal Financial and Accounting Officer)

