Form 10-Q
period 2022-05-31
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2022-07-14
CIK 1829311

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

The number of shares outstanding of the registrant’s common stock as of July 14, 2022, was 47,098,091 shares.

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

3

Item 1. Financial Statements.

Bitmine Immersion Technologies, Inc.

Balance Sheets

(Unaudited)

	May 31,	August 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$499,912	$218,737
Other receivable	–	–
Subscriptions receivable	–	–
Cryptocurrencies	17,366	–
Notes receivable	168,750	–
Accounts receivable - other	6,680	–
Prepaid expenses	29,228	–
Total current assets	721,936	218,737
Fixed assets - not in service	2,688,306	427,296
Total assets	$3,410,242	$646,033

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$72,610	$3,680
Accrued liabilities - related party	102,792	–
Accrued interest - related party	200,670	4,505
Loans payable-related party	1,894,109	277,296
Total current liabilities	2,270,181	285,481
Total liabilities	2,270,181	285,481

Commitments and contingencies	–	–

Stockholders' Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized; 44,086,091 and 40,433,399 issued and outstanding as of May 31, 2022 and August 31, 2021 respectively	4,409	4,043
Additional paid-in capital	2,904,781	817,842
Retained earnings deficit	(1,769,129)	(461,334)
Total stockholders' equity	1,140,061	360,551
Total liabilities and equity	$3,410,242	$646,033

The accompanying notes are an integral part of the consolidated financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Operations

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	May 31,	May 31,	May 31,	May 31,
	2022	2021	2022	2021
Revenue from the sale of mining equipment	$–	$–	$344,700	$–
Revenue, net hosting	16,567	–	21,141	–
Total revenue	16,567	–	365,841	–
Cost of sales mining equipment	–	–	186,657	–
Cost of sales mining	99,711	–	145,179	–
Gross profit	(83,144)	–	34,005	–

Operating expenses:
General and administrative expenses	141,312	–	189,982	–
Professional fees	75,705	13,555	742,730	36,114
Related party compensation	109,172	–	213,633	500
Impairment of cryptocurrency	3,775	–	3,775	–
Total operating expenses	329,964	13,555	1,150,119	36,614
Income (loss) from operations	(413,108)	(13,555)	(1,116,115)	(36,614)
Other income (expense)
Interest expense	(78,290)	(6,386)	(196,165)	(14,672)
Interest income	4,485	–	4,485	–
Other income (expense), net	(73,805)	(6,386)	(191,680)	(14,672)
Net loss	(486,912)	(19,941)	(1,307,795)	(51,286)

Basic loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Diluted loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted-average number of common shares outstanding: Basic	43,712,529	2,803,400	41,910,194	2,688,400
Weighted-average number of common shares outstanding: Diluted	43,712,529	2,803,400	41,910,194	2,688,400

The accompanying notes are an integral part of the consolidated financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Changes in Stockholders' Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Value	Capital	Earnings	Equity
Balance, August 31, 2020	2,688,400	$269	$256,751	$(307,095)	$(50,075)

Net loss	–	–	–	(20,976)	(20,976)

Balance, November 30, 2020	2,688,400	$269	$256,751	$(328,071)	$(71,051)

Net loss	–	–	–	(10,368)	(10,368)

Balance, February 28, 2021	2,688,400	$269	$256,751	$(338,439)	$(81,419)

Proceeds from private placement	115,000	12	1,139	–	1,150

Net loss	–	–	–	(19,941)	(19,941)

Balance, May 31, 2021	2,803,400	$281	$257,890	$(358,380)	$(100,210)

Bitmine Immersion Technologies, Inc.

Statements of Changes in Stockholders' Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Value	Capital	Earnings	Equity
Balance, August 31, 2021	40,433,399	$4,043	$817,842	$(461,334)	$360,551

Net loss	–	–	–	(708,756)	(708,756)

Common shares issued for services	200,000	20	549,980	–	550,000

Balance, November 30, 2021	40,633,399	$4,063	$1,367,822	$(1,170,090)	$201,796

Common shares issued for services	2,100,000	210	(210)	–	–

Common shares sold in a private placement	580,000	58	724,942	–	725,000

Stock-based compensation -related party	–	–	15,460	–	15,460

Net loss	–	–	–	(112,127)	(112,127)

Balance, February 28, 2022	43,313,399	$4,331	$2,108,014	$(1,282,217)	$830,129

Net loss	–	–	–	(486,912)	(486,912)

Common shares issued for services	200,000	20	87,944	–	87,964

Common shares sold in a private placement	530,000	53	662,447	–	662,500

Stock based compensation -related party	42,692	4	46,377	–	46,381

Balance, May 31, 2022	44,086,091	$4,409	$2,904,781	$(1,769,129)	$1,140,061

The accompanying notes are an integral part of the consolidated financial statements

Bitmine Immersion Technologies, Inc.

Statements of Cash Flows

	Nine months	Nine months
	ended	ended
	May 31,	May 31,
	2022	2021
Cash flows from operating activities
Net loss	$(1,307,795)	$(51,286)
Stock based compensation	699,805	–
Gain on the sale of property	158,043	–
Depreciation	7,803	–
Change in balance sheet accounts
Cryptocurrencies	(17,366)	–
Accounts receivable other	(6,680)	–
Notes receivable	(168,750)	–
Prepaid expenses	(29,228)	–
Accounts payable	68,927	–
Accrued liabilities - related parties	102,792	–
Accrued interest - related parties	196,165	14,672
Net cash provided by (used in) operating activities	(296,284)	(36,614)

Cash flows from investing activities
Purchase of fixed assets	(2,426,854)	–
Net cash used in investing activities	(2,426,854)	–

Cash flows from financing activities:
Common shares sold in a private placement	1,387,500	1,150
Related party loans - net	1,616,813	37,000
Net cash provided by (used in) financing activities	3,004,313	38,150

Net increase (decrease) in cash and cash equivalents	281,175	1,536
Cash and cash equivalents at beginning of period	218,737	1,930
Cash and cash equivalents at end of period	$499,912	$3,466

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

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

By a written consent dated July 16, 2021, holders of a majority of the Company’s issued and outstanding common stock approved a resolution to appoint Jonathan Bates, Raymond Mow, Michael Maloney, and Seth Bayles to the board of directors of the Company, and to appoint Jonathan Bates as Chairman, Seth Bayles as Corporate Secretary, Raymond Mow as Chief Financial Officer, and Ryan Ramnath as Chief Operating Officer (collectively, the “New O&Ds”). Erik S. Nelson remained a director and the chief executive officer. At the same time, the shareholders approved the issuance of 32,994,999 shares of common stock in the Company’s offering of common stock at $0.015 per share, and the grant of 4,750,000 shares for services, which were valued at $0.015 per share. As a result of the foregoing stock issuances, the New O&Ds (or entities controlled by them) collectively acquired 24,893,877 shares of common stock, which represented approximately 62% of the issued and outstanding shares at the time.

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

During the nine months ended May 31, 2022, the Company began implementing its business plan by generating revenue from the mining of Bitcoin digital currency and the sale of mining equipment.

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

Operating results for the nine months ended May 31, 2022, are not necessarily indicative of the results that may be expected for the year ending August 31, 2022.

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

The Company’s financial statements in this Report for the periods ended May 31, 2022, and August 31, 2021, and all references thereto have been retroactively adjusted to reflect the split unless specifically stated otherwise.

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

Revenues from digital currency mining

The Company has entered into contracts with digital asset mining pool operators to provide computing power to the mining pools. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company starts providing computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less net digital asset transaction fees to the mining pool operator), for successfully adding a block to the blockchain, plus a fractional share of the transaction fees attached to that blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. The transaction consideration the Company receives is noncash consideration, in the form of digital currency, which the Company measures at fair value on the date received which is not materially different than the fair value at contract inception or time the Company has earned the award from the mining pools. Fair value of the digital currency award received is determined using the spot price of the related digital currency on the date earned.

There is currently no definitive guidance under GAAP or alternative accounting framework for the accounting for digital currencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On May 31, 2022, and August 31, 2021, respectively, the Company’s cash equivalents totaled $499,912 and $218,737, respectively.

Digital Currency

Digital currencies are included in current assets in the consolidated balance sheets. Digital currencies are recorded at cost less impairment. They are classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles — Goodwill and Other, and are accounted for in connection with the Company’s revenue recognition policy detailed above and in Note 2 – Summary of Significant Accounting Policies. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. Quantitative impairment is measured using the quoted price of the digital currency at the time its fair value is being measured in accordance with ASC 820, Fair Value Measurement. Quoted prices are obtained from the principal market. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted as per ASC 350, Intangibles – Goodwill and Other.

Digital currencies earned by the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows. The sales of digital currencies are included within investing activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in other income (expense) in the consolidated statements of operations and comprehensive income (loss). The Company accounts for its gains or losses in accordance with the first in first out (“FIFO”) method of accounting.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

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

No depreciation is recorded on an asset until it is placed in service. As of May 31, 2022, and August 31, 2021 had $2,688,306 and $427,296, respectively of fixed assets not in service. During the three months ended February 28, 2022 the Company placed $187,260 of mining equipment into service, recorded $7,803 of depreciation on that equipment, and then subsequently sold the equipment to a third party on February 23, 2022 who agreed to utilize the Company to host the equipment for a three-year term.

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

NOTE 2 – NOTES RECEIVABLE

As of May 31, 2022 and August 31, 2021 the balance of notes receivable was $168,750 and $-0-, respectively. The note receivable carries a 10% interest rate. The note principal is payable in two equal installments of $84,375 on April 15, 2022 and May 15, 2022, with all accrued interest being payable upon maturity of the note. The note receivable arose from the sale of mining equipment to a third party for $337,500, in which half of the sale proceeds of $168,750 was received by the Company in cash, and the remaining half was in the form of a note receivable for $168,750. During the three months ended May 31, 2022, the Company recorded $4,485 in interest income on this note.

On May 5, 2022 by mutual agreement, the due dates of the note were extended two months to June 15, 2022 and July 15, 2022, respectively. As of the date of this report, no payment has been received on either installment due.

NOTE 3– LOANS PAYABLE AND ACCRUED LIABILITIES, RELATED PARTY

On July 22, 2021 the Company entered into a Line of Credit Agreement with Innovative Digital Investors Emerging Technology, L.P.(“IDI), a limited partnership controlled by Jonathan Bates, the Company’s Chairman, and Raymond Mow, the Company’s Chief Financial Officer and a Director. The Line of Credit Agreement was amended and restated in its entirety on August 4, 2021, on September 29, 2021 and March 30, 2022 (as amended and restated, the “LOC Agreement”). The LOC Agreement, as most recently amended, provides for loans of up to $3,000,000 at the request of the Company to finance the purchase of equipment necessary for the operation of the Company’s business, and related working capital. Loans under the LOC Agreement accrue interest at fifteen percent (15%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. The amount drawn, plus all accrued interest therein, is repayable in full on July 1, 2022.

Subsequent to May 31, 2022, the Company amended and restated the LOC Agreement to extent the period in which the Company may borrow funds under the LOC Agreement to August 31, 2022, and extended the maturity date to December 1, 2022. See Note 6 – Subsequent Events.

As of May 31, 2022, and August 31, 2021, the Company owed $1,894,109 and $277,296, respectively, on the Line of Credit. Additionally, these loans accrue interest at the rate of 15% percent per annum. As of May 31, 2022, and August 31, 2021, accrued interest was $200,670 and $4,505, respectively.

As of May 31, 2022, and August 31, 2021, the balance of accrued liabilities related party was $102,792 and $-0- respectively. The $102,972 is comprised of accrued salary and bonus due to three company officers, two of whom are directors.

NOTE 4 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of Common Stock with a par value of $0.0001. As of May 31, 2022, and August 31, 2021, there were 44,086,091 and 40,433,399 shares outstanding, respectively.

In January 2022, the Company commenced a $10.0 million Unit Offering of its common stock and warrants at a Unit price of $1.25 per Unit, comprised of one share of its common stock, one Class C-1 Warrant which is exercisable to purchase one share of the Company’s common stock until January 15, 2025, at an exercise price of $2.00 per share, and one Class C-2 warrant which is exercisable to purchase one share of the Company’s common stock until January 15, 2025, at an exercise price of $4.00 per share.

The Company accounts for warrants issued to purchase shares of its common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. Under those guidelines, the Company, using Black Scholes methodology using the variables below determined that the common stock value was $0.44, the C-1 warrant was $0.41 and the C-2 warrant was $0.40.

Exercise Price	$1.25 -$4,00
Stock Price	$1.25
Risk-free interest rate	0.04%
Expected volatility	223.3
Expected life (in years)	3.00
Expected dividend yield	$0

Issuance of Shares

During the nine months ended May 31, 2022, the Company issued the following shares:

•	200,000 shares to an investment banking firm for investment banking services. The shares were valued at $2.75 per share, which was the closing price of the shares on the date of issuance.
•	2,100,000 shares subject to vesting for services to a company employee. These common shares were valued at $0.44 per share as described above. The shares were valued at $924,000 amortized over a 60-month vesting period.
•	1,110,000 shares were sold to accredited investors under the Unit Offering. The Unit Offering was valued at $1.25 per Unit, as described above for a total proceeds of $1,387,500.
•	200,000 shares were issued to an investment banking firm for banking services. These shares were valued at $0.44 according to the methodology for the Unit Offering described above
•	42,692 shares were issued to an executive officer and director pursuant to the terms of his employment contract. These shares are subject to vesting amortized over 60 months and were valued at $0.44 according to the terms of the Unit Offering.

Warrants

As of May 31, 2022, and August 31, 2021, the Company had 590,000 Class A Warrants and 590,000 Class B warrants outstanding. Both sets of warrants entitle the holder to exercise the warrants on a cash or a cashless basis until August 5, 2024. The Class A Warrants have an exercise price of $2.00 per share, and the Class B Warrants have an exercise price of $5.00 per share, but otherwise have identical terms. Also pursuant to the Company’s Unit Offering, the Company had 1,110,000 Class C-1 warrants exercisable at $2.00 per share, and 1,110,000 Class C-2 warrants exercisable at $4.00 per share, both exercisable until January 15, 2025.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

As of May 31, 2022, the Company was contractually committed to an equipment supplier for approximately $130,000. This payable will be due to supplier when the underlying equipment is shipped. The shipment is expected to occur by the end of September 30, 2022

NOTE 6 – SUBSEQUENT EVENTS

Since May 31, 2022, the Company received additional subscriptions for 3,012,000 Units in the Unit offering, for gross proceeds of $4,518,000. Of those subscriptions, 2,672,000 Units, equal to $3,340,000, was in the form of a sale of new mining equipment to the Company, and the remainder was in cash.

On June 24, 2022, the Company amended and restated its LOC agreement with IDI. Under the new amended and restated LOC, the Company is entitled to borrow funds up to the limit of $3,000,000 with a new maturity date of December 1, 2022. All other terms of the prior LOC remained unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended May 31, 2022, and 2021, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview

By a written consent dated July 16, 2021, holders of a majority of the Company’s issued and outstanding common stock approved a resolution to appoint Jonathan Bates, Raymond Mow, Michael Maloney, and Seth Bayles to the board of directors of the Company, and to appoint Jonathan Bates as Chairman, Seth Bayles as Corporate Secretary, Raymond Mow as Chief Financial Officer, and Ryan Ramnath as Chief Operating Officer (collectively, the “New O&Ds”). Prior to July 16, 2021, Erik S. Nelson was the sole director and officer. As part of the transaction, Mr. Nelson agreed to remain on the board as a director and to serve as chief executive officer. At the same time, the board and shareholders approved the issuance of 32,994,999 shares of common stock in the Company’s offering of common stock at $0.015 per share, and the grant of 4,750,000 shares for services, which were valued at $0.015 per share. As a result of the foregoing stock issuances, the New O&Ds (or entities controlled by them) collectively acquired 24,893,877 shares of common stock, which represented approximately 62% of the issued and outstanding shares at the time.

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

During the nine months ended May 31, 2022, the Company began implementing its business plan by generating revenue from the mining of Bitcoin digital currency and from the sale of mining equipment.

Results of Operations

Comparison of Results of Operations for the Three Months Ended May 31, 2022, and 2021.

Revenues and Cost of Sales

During the three months ended May 31, 2022, the Company generated $16,567 in Bitcoin revenue from hosting third-party miners, compared to $-0- revenue in the corresponding period. The Company expects to generate increasing levels of Bitcoin digital revenue from hosting third parties and for mining for our own account once it receives additional equipment that is currently in transit. There can be no assurances as to this timing or the level of additional sales and revenue.

Cost of sales related to Bitcoin revenue was $99,711 for the three months ended May 31, 2022, compared to zero in the prior period when there was no revenue.

Since we are in the early stages of setting up our infrastructure to generate higher levels of revenues, we expect that our cost of sales to generate Bitmine digital revenue from hosting or mining for our own account will exceed the revenue we generate until we achieve sufficient economies of scale by deploying more miners. These costs include electricity, utilities, facilities costs, depreciation and supplies.

Operating Expenses

During the three months ended May 31, 2022, the Company incurred $329,964 in operating expenses compared to $13,555 in operating expenses during the three months ended May 31, 2021. Operating expenses for the 2022 period were primarily comprised of $141,312 in general and administrative expenses, $75,705 in legal and accounting fees, and $109,172 in related party compensation expense to three of our officers. Included in the $329,964 in operating expenses is $134,344 in non-cash expenses due to the issuance of common stock for services and to related parties as compensation pursuant to the terms of an employment agreement. Additionally, we incurred $3,775 in impairment expenses on our cryptocurrency holdings due to the significant decline in the price of Bitcoin we are holding. The higher level of operating expenses in the 2022 period as compared to the 2021 period is attributable to expenses incurred as part of the Company’s entry into the bitmine hosting business. The Company expects that operating expenses will trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs associated with the commencement of operations.

Other Income (Expense)

During the three months ended May 31, 2022, the Company incurred $73,805 in other expenses, which was comprised of interest expense of $78,290 and interest income of $4,485, compared to $6,386 of interest expenses during the same three months ended May 31, 2021. The increase in interest expense is due to increased levels of borrowings by the Company under its LOC Agreement in 2022 compared to the 2021 period when no line of credit was available.

Net Income (Loss)

As a result of the foregoing, during the three months ended May 31, 2022, the Company incurred a net loss of ($486,912), or ($0.01) per share, as compared to a net loss of ($19,941) or $(0.01) per share during the three months ended May 31, 2021. The increase in the Company’s net loss in the three months ended May 31, 2022, compared to the three months ended May 31, 2021, is attributable to the factors discussed above.

Comparison of Results of Operations for the Nine Months Ended May 31, 2022, and 2021.

Revenues and Cost of Sales

During the nine months ended May 31, 2022, the Company generated $21,141 in Bitcoin revenue from hosting third-party miners. Additionally, the Company recorded revenue on the sale of the mining equipment of $344,700. This compares to no revenue during the three months ended May 31, 2021. The Company intends to continue selling Bitmine equipment to third parties and to generate increasing levels of Bitcoin digital revenue from hosting third parties and from mining for its own account once it receives additional equipment that is currently in transit. There can be no assurances as to this timing or the level of additional sales and revenue.

Cost of sales related to the sale of mining equipment was $186,657 and the cost of sales on Bitcoin revenue was $145,179, respectively, for the nine months ended May 31, 2022, compared to zero in the prior period when there was no revenue. For the sale on mining equipment, we recorded a net profit of $158,043.

Since we are in the early stages of setting up our infrastructure to generate higher levels of revenue, we expect that our cost of sales to generate Bitmine digital revenue from hosting or mining for our own account will exceed the revenue we generate until achieve sufficient economies of scale by deploying more miners. These costs include electricity, utilities, facilities costs, depreciation and supplies.

Operating Expenses

During the nine months ended May 31, 2022, the Company incurred $1,150,119 in operating expenses compared to $36,614 during the nine months ended May 31, 2021. Operating expenses for the 2022 period were primarily comprised of $189,982 in general and administrative expenses, 742,730 in legal expenses, accounting, investment banking, and professional fees, which includes $637,964 in non-cash stock-based compensation, and $213,633 in related party compensation expense to three of our officers. Additionally, we incurred $3,775 in impairment expenses on our cryptocurrency holdings due to the significant decline in the price of Bitcoin we are holding. The higher level of operating expenses in the 2022 period as compared to the 2021 period is attributable to expenses incurred as part of the Company’s entry into the bitmine hosting business. The Company expects that operating expenses will trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs associated with the commencement of operations.

Other Income (Expense)

During the nine months ended May 31, 2022, the Company incurred $191,680 in other expenses, which was comprised of $196,165 in interest expense, and $4,485 in interest income, compared to $14,672 of interest expenses during the nine months ended May 31, 2021. The increase in interest expense is due to increased levels of borrowings by the Company on its Line of Credit in 2022 compared to the 2021 period when no Line of Credit was available.

Net Income (Loss)

As a result of the foregoing, during the nine months ended May 31, 2022, the Company incurred a net loss of ($1,307,795), or ($0.03) per share, as compared to a net loss of ($51,826), or $(0.02) during the nine months ended May 31, 2021. The increase in the Company’s net loss in the nine months ended May 31, 2022, compared to the nine months ended May 31, 2021, is attributable to the factors discussed above.

Liquidity and Capital Resources

As of May 31, 2022, the Company had $499,912 in cash on hand.

During the nine months ended May 31, 2022, the Company had a net loss of ($1,307,795).

Cash flows used in operating activities were ($296,284) for the nine months ended May 31, 2022, compared to cash flows used of ($36,614) for the nine months ended May 31, 2021. The increase in cash flows used in operating activities for fiscal 2022 compared to fiscal 2021 is primarily attributable to our operating loss of ($1,307,795), which was offset by non-cash stock-based compensation of $565,460, an increase of $102,792 of accrued interest, and the accrual of $102,792 of compensation to related parties during the nine months ended May 31, 2022, as well as minor changes in other balance sheet accounts.

Cash flows used in investing activities were ($2,426,854) for the nine months ended May 31, 2022, compared to cash flows used in investing activities of $-0- for the nine months ended May 31, 2021. The entire increase in cash flows used by investing activities during the 2022 period compared to the 2021 period is due to the purchase of $2,426,854 bitmining and associated equipment.

Cash flows provided by financing activities were $3,004,313 for the nine months ended May 31, 2022, compared to cash flows provided by financing activities of $38,150 for the nine months ended May 31, 2021. The increase in cash flows provided by financing activities in the 2022 period compared to the 2021 period is attributable to $1,616,813 in borrowings on our LOC Agreement and $1,387,500 in proceeds from the Unit offering in 2022.

A significant component of the Company’s current liquidity is derived from a Line of Credit Agreement with Innovative Digital Investors Emerging Technology, L.P., (“IDI”) a limited partnership controlled by Jonathan Bates, our Chairman, and Raymond Mow, our chief financial officer, and a director. The Line of Credit Agreement was initially entered into on July 22, 2021, and was amended and restated in its entirety on August 4, 2021, on September 29, 2021, on March 30, 2022 and on June 24, 2022 (as amended and restated, the “LOC Agreement”). The LOC Agreement, as most recently amended, provides for loans of up to $3,000,000at the request of the Company to finance the purchase of equipment necessary for the operation of the Company’s business and related working capital. Loans under the LOC Agreement accrue interest at fifteen percent (15%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. As most recently amended, the Company is entitled to borrow amounts under the LOC Agreement until August 31, 2022, and the maturity date under the LOC Agreement is December 1, 2022.

The Company believes that the accessibility to the LOC Agreement will enable it to purchase equipment it can either resell at a profit or can be used to generate revenue through the mining of Bitcoin and other crypto-currencies. Additionally, the Company believes that this revenue combined with cash on hand will provide it with sufficient liquidity to fund its operations for the next 12 months. Nevertheless, in order to expedite the Company’s entry into the bitmine hosting business, and to ensure that the Company has adequate cash reserves, the Company has engaged an investment banker and is pursuing additional capital-raising alternatives, including the potential issuance of common stock in a private placement, or the issuance of convertible notes or preferred stock. There is no assurance that the Company will be able to raise additional capital or that the terms of any capital raise are not dilutive to current shareholders or carry other terms that are unfavorable to the Company and its shareholders.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

A review and evaluation were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures as of May 31, 2022, are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Changes in Internal Control over Financial Reporting.

As of August 31, 2021, our management concluded that our internal controls over financial reporting were not effective due to the following identified material weaknesses:

•	We have not established and/or maintained adequately designed internal controls in order to prevent or detect and correct material misstatements to the financial statements, including internal controls related to complex or non-routine transactions.

•	We lack the necessary accounting resources with sufficient SEC reporting experience, US GAAP knowledge, and accounting experience.

Since August 31, 2021, management has reevaluated its internal controls and believes that it has sufficiently remediated its previously disclosed weaknesses in internal controls as a result of the addition of skilled personnel to its management team or as independent contractors. As of May 31, 2022, our management has concluded that our internal controls over financial reporting were effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. However, please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, Item I A. of our Annual Report on Form 10-K for the year ended September 30, 2021, and our Quarterly Report on Form 10-Q for the quarter ended February 28, 2022, which could materially affect our business, financial condition or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the three months ended May 31, 2022, the Company issued securities in the following private transactions:

•	200,000 shares were issued to an investment bank for investment banking services. The shares were issued pursuant to the exemption from registration under the Securities Act of 1933 provided by Section 4(a)(2) thereunder.
•	530,000 Units were sold to accredited investors under the Unit Offering at $1.25 per Unit, for total proceeds received of $662,500. Each Unit consists of one share of common stock, one Class C-1 Warrant and one Class C-2 Warrant. The Units were issued pursuant to the exemption from registration under the Securities Act of 1933 provided by Rule 506(b) and Section 4(a)(2) thereunder.
•	42,692 shares were issued to an executive officer and director pursuant to the terms of his employment contract. The shares were issued pursuant to the exemption from registration under the Securities Act of 1933 provided by Section 4(a)(2) thereunder.

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

BITMINE IMMERSION TECHNOLOGIES, INC.

Dated: July14, 2022	By:	/s/ Jonathan Bates
Jonathan Bates, Chief Executive Officer (Principal Executive Officer)

Dated: July14, 2022	By:	/s/ Raymond Mow
Raymond Mow Chief Financial Officer (Principal Financial and Accounting Officer)

