Form 10-K
period 2022-08-31
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2022-12-09
CIK 1829311

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2022

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

As of February 28, 2022 (the last trading day of the registrant’s second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant, based on the $2.00 closing price of the registrant’s common stock as reported on the OTC Markets on that date, was approximately $22,641,290. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of December 9, 2022, there were 48,706,915 shares of common stock of the registrant issued and outstanding.

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

On April 6, 2020, the predecessor redomiciled in the State of Delaware by merging with a Delaware subsidiary named RESS Merger Corp., which was the successor in the merger. Thereafter, effective July 15, 2020, the predecessor and the Company effected a holding company reorganization pursuant to Section 251(g) of the Delaware General Corporation Law (the “DGCL”) under which RESS Merger Corp. merged with RESS of Delaware, Inc., a Delaware subsidiary of RESS Merger Corp., and all shareholders of RESS Merger Corp. received one share of common stock of the Company, another Delaware subsidiary of RESS Merger Corp., for each share that they previously held in RESS Merger Corp., and RESS of Delaware, Inc. (the successor in the merger with RESS Merger Corp.) becoming a subsidiary of the Company.

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

Company Overview

Since July 2021, our business has been as a blockchain technology company that is building out industrial scale digital asset mining, equipment sales and hosting operations. The Company’s primary business is hosting third-party equipment used in mining of digital asset coins and tokens, specifically Bitcoin, as well as self-mining for its own account. Our state-of-the-art facilities will be specifically designed and constructed for housing advanced mining equipment. Our data centers will provide power, racks, proprietary thermodynamic management (heat dissipation and airflow management), redundant connectivity, 24/7 security, as well as software which provide infrastructure management and custom firmware that boost performance and energy efficiency.

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

We initially decided to locate our initial facilities in Trinidad, because it has some of the cheapest electricity in the world due to its abundant supplies of oil and gas and because some of our technical staff is located there. We have entered into an agreement with Telecommunications Services of Trinidad & Tobago Limited (“TSTT”), the largest and oldest telecom company in Trinidad, to co-locate up to 125 800 kw containers for hosting digital asset miners. TSTT has up to 93 potential locations for co-location of our containers. Under the agreement, we have the option, but not obligation, to co-locate containers at our own pace. We pay a fixed amount per container, plus the actual electricity costs incurred by our containers in the amount billed to TSTT by the local utility without any markup. The agreement provides that our hosting containers will be billed for electricity usage at the local utility’s standard rates, which is the greater of 3.5 cents per kwh or 75% of the declared reserve capacity, which is equal to the customer’s highest expected monthly kilovolt-ampere demand at $7.40. The term of the agreement expires on October 14, 2031. We have the right to terminate our agreement with TSTT at any time that the price for electricity consumption exceeds $0.05 per kwh.

Until our permanent hosting facilities are operational, we are temporarily leasing space for a small number of ASIC computers with a co-host. We intend to move all of our currently owned and customer owned miners to our new TSTT hosting facilities once they are operational.

In October 2022, we completed the installation of initial hosting containers under our agreement with TSTT. However, prior to commencing operations, TSTT advised us that the utility had refused to honor its existing agreement with TSTT with respect to electricity supplied to our pilot hosting site, and instead indicated that the rate would be approximately $0.09 per kwh. TSTT has informed us that it does not believe that its contract with the local utility entitles it to vary the rate it charges for the use of electricity and has protested the decision. At this time, we are unable to predict how this dispute between TSTT and the utility will be resolved, what form any resolution may take or how long any resolution may take. Accordingly, we are delaying the installation of additional containers in Trinidad until this dispute is resolved. Until the dispute between TSTT and the utility is resolved, we intend to focus our efforts on purchasing or developing hosting locations in the United States and Canada, either directly or in joint ventures with other industry participants.

In light of the recent developments in Trinidad, we are focusing our efforts in the near term on developing hosting locations in the United States and Canada. We are exploring situations where medium to long-term power agreements may be available at affordable prices, whether using traditional power sources such as coal or natural gas, as well as environmentally friendly sources such as hydroelectric, wind and solar-backed projects, which might allow us to generate collateral revenue from the sale of excess power to the local utility grid and from the generation of saleable carbon credits.

We recently entered into a joint arrangement whereby we would contribute one immersion contain and six transformers, and sold four immersion containers to a joint venture with a third party that has procured a location and a medium or long-term power purchase agreement in Pecos, Texas.

Our digital asset mining operation is focused on the generation of digital assets by solving complex cryptographic algorithms to validate transactions on specific digital asset network blockchains, which is commonly referred to as “mining.” Mining requires the use of specialized computers equipped with application-specific integrated circuit (ASIC) chips (known as “miners”) to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) in exchange for digital asset rewards (primarily bitcoin). Whether we are hosting our client’s computers or mining for our own account with our own computers, the miners participate in “mining pools” organized by “mining pool operators” in which we or our clients share mining power (known as “hash rate”) with the hash rate generated by other miners participating in the pool to earn digital asset rewards. The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. Fees are paid to the mining pool operator to cover the costs of maintaining the pool. The pool uses software that coordinates the pool members’ mining power, identifies new block rewards, records how much hash rate each participant contributes to the pool, and assigns digital asset rewards earned by the pool among its participants in proportion to the hash rate each participant contributed to the pool in connection with solving a block.

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

Revenue Sources

Our revenue will consist primarily of fees generated from our hosting operations, sales of mining equipment to be hosted in our data centers and proceeds related to Bitcoin transaction processing for our own account.

•	Hosting revenue from customers and related parties. Hosting revenue from customers and related parties is based on consumption-based contracts with our customers and related parties. Most contracts are renewable, and our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which vary from one to three years in length. Our typical agreement provides for full reimbursement of the client’s share of electricity costs of the hosting facility, and a percentage of bitcoin generated by the client’s activities. The percentage is negotiable on a case-by-case basis but is expected to average 25% of revenues. In addition, we may earn minor services revenue from equipment repairs and handling shipping logistics. We do not indemnify our hosting clients against loss. The agreements are normally terminable in the event of a default by either party. The agreements are often subject to suspension in the event force majeure events or when the prevailing gross margins on digital asset mining are not positive. In addition, some of our agreements may allow a client to terminate the agreement in the event the price of electricity exceeds a certain benchmark, which is negotiated on a case-by-case basis based on the location of the hosting facility. Our hosting customers may supply their own equipment or may purchase the equipment from us.

•	Digital asset mining income. We will conduct proprietary digital asset mining operations using specialized computers equipped with application-specific integrated circuit (ASIC) chips (known as “miners”) to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) in exchange for digital asset rewards (primarily Bitcoin). The Company will participate in “mining pools” organized by “mining pool operators” in which we share our mining power (known as “hash rate”) with the hash rate generated by other miners participating in the pool to earn digital asset rewards. The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. Fees are paid to the mining pool operator to cover the costs of maintaining the pool. The pool uses software that coordinates the pool members’ mining power, identifies new block rewards, records how much hash rate each participant contributes to the pool, and assigns digital asset rewards earned by the pool among its participants in proportion to the hash rate each participant contributed to the pool in connection with solving a block. Revenues from digital asset mining are impacted by volatility in Bitcoin prices, as well as increases in the Bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks.

•	Equipment sales to customers and related parties. Equipment sales to customers and related parties is derived from our ability to leverage our partnerships with leading equipment manufacturers to secure equipment in advance, which is then sold to our customers and related parties. Our equipment sales are typically in connection with a hosting contract, but have sold equipment to parties that are not hosting customers where the terms are attractive.

We consider these all to be part of the same line of business. We do not have any fixed goals regarding the percentage of our data centers that we use for hosting third party miners versus the percentage that we use for self-mining. For mining or hosting equipment that we purchase, we also do not have any fixed goals regarding whether we utilize the equipment for our own account, sell it to a customer or other third party or contribute it to a joint venture. We let market conditions and overall profitability analysis guide the decisions. When we host, we look for opportunities to profitably sell miners to the hosting client in a buy/host transaction. In some instances, we may resell data center and electrical equipment if we are offered an attractive price and believe that we can replace it at a lower price and by the time we may need it for our internal operations. These decisions are dynamic and based on the overall market for all of the above.

Our decision to utilize the data center space for hosting versus self-mining will depend on the relative profitability of each segment at the time and whether we have the capital to invest in new miners for mining for our own account at the time. In recent years, the prices of miners have fluctuated widely due to supply and demand factors, and mining for our own account is less profitable when the price of miners is high due to the capital costs needed to acquire the miners. In addition, the margins from mining have also fluctuated widely in recent years due to wide fluctuations in the price of digital assets and the electricity prices need to mine digital assets.

We do not generally accept digital assets as payment for goods and services. However, we have agreed to accept digital assets as payment in some situations, and expect to enter into more such arrangements in the future. To the extent we agree to accept digital assets as payment, we intend to only accept Bitcoin. We expect that most of our hosting contracts will provide that we receive a percentage of Bitcoin mined by our hosting customers as partial payment for our hosting services. In addition, under our hosting agreements we have the right to apply Bitcoin mined by our hosting customers toward payment of amounts invoiced in U.S. dollars if the invoiced amount is not paid by its due date; however, in such situations, the credit that is applied to the U.S. dollar invoice is based on the actual cash proceeds received from the conversion of the Bitcoin into U.S. dollars or a discount to the spot price of Bitcoin if it is not immediately converted in U.S. dollars. We have also agreed to sell hosting containers to a third party for a note payable in Bitcoin.

We do not have a set policy in regard to how long we hold digital assets that we receive as payment, other than to immediately sell digital assets as needed to pay operating expenses or for capital expenditures. We do not plan to hold any digital assets that we receive as a long-term investment. We hold our digital assets in a cold storage wallet account in our name, and not with a custodian or other intermediary. We have an account with Gemini Trust Company, LLC, which is a qualified custodian regulated by the New York Department of Financial Services, to which we transfer any digital assets that we decide to liquidate immediately prior to their liquidation. We do not store any digital assets at Gemini.

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

We don’t have a fixed policy regarding fiat currencies, other than to immediately sell enough to cover operating expenses, to sell enough to cover capital expenses when required, and to ultimately sell all of it when needs arise. We do not plan to leverage our balance sheet in order to hold bitcoin.

Bitcoin exists entirely in electronic form, as virtually irreversible public transaction ledger entries on the blockchain, and transactions in Bitcoin are recorded and authenticated not by a central repository, but by a decentralized peer-to-peer network. This decentralization avoids certain threats common to centralized computer networks, such as denial of service attacks, and reduces the dependency of the Bitcoin network on any single system. While the Bitcoin network as a whole is decentralized, the private keys used to access Bitcoin balances are not widely distributed and are held on hardware (which can be physically controlled by the holder or by a third party such as a custodian) or via software programs on third-party servers and loss of such private keys results in an inability to access, and effective loss of, the corresponding Bitcoin. Consequently, Bitcoin holdings are susceptible to all of the risks inherent in holding any electronic data, such as power failure, data corruption, security breach, communication failure, and user error, among others. These risks, in turn, make Bitcoin subject to theft, destruction, or loss of value from hackers, corruption, or technology-specific factors such as viruses that do not affect conventional fiat currency. In addition, the Bitcoin network relies on open-source developers to maintain and improve the Bitcoin protocol. Accordingly, Bitcoin may be subject to protocol design changes, governance disputes such as “forked” protocols, competing protocols, and other open source-specific risks that do not affect conventional proprietary software.

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

Digital Asset Mining

Specialized computers, or “miners,” power and secure blockchains by solving complex cryptographic algorithms to validate transactions on specific digital asset networks. In order to add blocks to the blockchain, a miner must map an input data set consisting of the existing blockchain, plus a block of the most recent digital asset transactions and an arbitrary number called a “nonce,” to an output data set of a predetermined length using the SHA256 cryptographic hash algorithm. Solving these algorithms is also known as “solving or completing a block.” Solving a block results in a reward of digital assets, such as Bitcoin, in a process known as “mining.” These rewards of digital assets currently can be sold profitably when the sale price of the digital asset exceeds the cost of “mining,” which generally consists of the cost of mining hardware, the cost of the electrical power to operate the machine, and other facility costs to house and operate the equipment.

Mining processing power is generally referred to as “hashing power.” A “hash” is the computation run by mining hardware in support of the blockchain. A miner’s “hash rate” refers to the rate at which it is capable of solving such computations per second. Miners with higher rated hash rate when operating at maximum efficiency have a higher chance of completing a block in the blockchain and receiving a digital asset reward. Currently, the likelihood that an individual mining participant acting alone will solve a block and be awarded a digital asset is extremely low. As a result, to maximize the opportunities to receive a reward, most large-scale miners have joined with other miners in “mining pools” where the computing power of each pool participant is coordinated to complete the block on the blockchain and mining rewards are distributed to participants in accordance with the rules of the mining pool. Fees payable to the operator of the pool vary but are typically as much as 2% of the reward earned and are deducted from the amounts earned by each pool participant. Mining pools are subject to various risks including connection issues, outages and other disruptions which can impact the quantity of digital assets earned by participants.

Mathematically Controlled Supply

The method for creating new Bitcoins is mathematically controlled in a manner so that the supply of Bitcoins grows at a limited rate pursuant to a pre-set schedule. The number of Bitcoins awarded for solving a new block is automatically halved every 210,000 blocks. This means every block up to and including block 210,000 produced a reward of 50 Bitcoin, while blocks beginning with 210,001 produced a reward of 25 Bitcoin. Since blocks are mined on average every 10 minutes, 144 blocks are mined per day on average. At 144 blocks per day, 210,000 blocks take four years to mine on average. The current fixed reward for solving a new block is 6.25 Bitcoin per block and it is anticipated that the reward will decrease by half to become 3.125 Bitcoin per block in early 2024, according to estimates of the rate of block solution calculated by BitcoinClock.com. This deliberately controlled rate of Bitcoin creation means that the number of Bitcoins in existence will never exceed 21 million and that Bitcoins cannot be devalued through excessive production unless the Bitcoin Network’s source code (and the underlying protocol for Bitcoin issuance) is altered. The Company monitors the Blockchain network and, as of July 16, 2022, based on the information we collected from our network access, more than 19 million Bitcoins have been mined.

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

We expect to use miners with a J/TH efficiency of 30-40 based on the current generation of ASIC computers, although we own a small number of less efficient machines. We do not intend to accept anything lower than 82 TH/s machines in the future. Our average efficiency for machines in immersion will be approximately 36 J/TH on the current deployment. The legacy machines have an approximate efficiency of 51.5 J/TH.

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

Equipment Costs

As the market value of digital assets has increased in 2020 and 2021, the demand for the newest, most efficient miners also increased, leading to scarcity in the supply of and thereby a resulting increase in the price of miners. Since the market value of digital assets have declined in 2020, the demand for all types of mines has also decreased. As a result, the cost of new machines can be unpredictable. Additionally, the demand for hosting space in 2020 and 2021 increased the demand for the equipment necessary to build and operate hosting centers, which resulted in price increases and long lead times to acquire such equipment from manufacturers. With the decline in digital asset prices in 2022, the market for hosting equipment has shifted back in favor of buyers, although not as much as has been the case with mining equipment. Our ability to secure the necessary equipment in a timely manner, while maintaining proper cost controls, will be key to our success.

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

From the third fiscal quarter of calendar year 2020 through 2021, the market prices of digital assets increased substantially, which resulted in an increase in the scale and sophistication of competition in the digital asset mining industry, with new entrants and existing competitors gaining access to substantial capital resources to build larger and larger mining operations. This caused many new and existing competitors may be encouraged to build or expand their Bitcoin mining operations. In 2022, as digital asset prices have fallen, the trend has somewhat reversed, but not entirely as a result of projects and commitments made by industry participants before 2022. The market has also been impacted by the trend of some countries (mainly China) that formerly were major hosting centers to outlaw or greatly restrict digital asset mining within their borders.

While we do not believe that we are subject to anti-money laundering laws in the United States as this time, we verify that our customers are not listed on OFAC’s SDN list on a voluntary basis.

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

Our Facilities

We initially planned to locate our initial facilities in Trinidad, because it has some of the cheapest electricity in the world due to its abundant supplies of oil and gas and because some of our technical staff is located there. We have entered into an agreement with Telecommunications Services of Trinidad & Tobago Limited (“TSTT”), the largest and oldest telecom company in Trinidad, to co-locate up to 125 800 kw containers for hosting digital asset miners. TSTT has up to 93 potential locations for co-location of our containers. Under the agreement, we have the option, but not obligation, to co-locate containers at our own pace. We pay a fixed amount per container, plus the actual electricity costs incurred by our containers in the amount billed to TSTT by the local utility without any markup. The agreement provides that our hosting containers will be billed for electricity usage at the local utility’s standard rates, which is the greater of 3.5 cents per kwh or 75% of the declared reserve capacity, which is equal to the customer’s highest expected monthly kilovolt-ampere demand at $7.40. The term of the agreement expires on October 14, 2031. However, we have the right to terminate our agreement with TSTT at any time that the price for electricity consumption exceeds $0.05 per kwh. Also, both parties have the right to terminate the agreement on one month notice to the other party in either the third or sixth year of the term.

As of December 2021, electricity prices in Trinidad and Tobago averaged 5.2 cents per kilowatt-hour, which is the average price among all households, which ranks it among the lowest rates available in the world. In particular, Trinidad and Tobago ranked 34th out of 148 countries surveyed in terms of the affordability of its electricity prices. In comparison, the average price in the United States was 16.2 cents per kwh, and in Canada was 10.7 cents per kwh. Most countries with lower rates have either unstable political environments or inadequate and unstable electrical infrastructure that make then unsuitable for data centers. See https://globalpetrolprices.com/electricity_prices/. The rate that we expect to pay is 3.5 cents per kwh, which is less than the average in Trinidad and Tobago, because electricity to our facilities will be supplied through TSTT’s contract with the local utility.

In October 2022, we completed the installation of initial hosting containers under our agreement with TSTT. However, prior to commencing operations, TSTT advised us that the local utility had refused to honor its existing agreement with TSTT with respect to electricity supplied to our hosting containers, and instead indicated that the rate would be approximately $0.09 per kwh. TSTT has informed us that it does not believe that the local utility’s contract entitles it to vary the rate it charges for the use of electricity and has protested the decision. At this time, we are unable to predict how this dispute between TSTT and the local utility will be resolved, what form any resolution may take or how long any resolution may take. Accordingly, we are delaying the installation of additional containers in Trinidad until this dispute is resolved.

We lease 1,800 square feet of warehouse space in Trinidad that we use to house a 72-slot fan cooled container that we also lease. The warehouse lease is for eleven months beginning on February 1, 2022 and provides for rental payments of $3,818 per month. The container lease is for twelve months beginning February 1, 2022, and provides for rental payments of $2,500 per month. We are using this space as a temporary facility for our initial hosting customer until our permanent facilities become operational.

In light of the recent developments in Trinidad, we are focusing our efforts in the near term on developing hosting locations in the United States and Canada. We are exploring situations where medium to long-term power agreements may be available at affordable prices, whether using traditional power sources such as coal or natural gas, as well as environmentally friendly sources such as hydroelectric, wind and solar-backed projects, which might allow us to generate collateral revenue from the sale of excess power to the local utility grid and from the generation of saleable carbon credits.

The Company’s president allows the Company to utilized the office space of an affiliated company for its executive offices without charge to the Company.

Hosting Equipment

Our focus is to build data center using immersion hosting containers. In 2021 and 2022, we purchased a total of ten immersion hosting containers from Submer for an average of approximately $269,000 each. We have deployed or sold the immersion containers as follows:

•	We installed two of the immersion containers at our initial co-location facility in Trinidad, although operations are the facility are currently delayed pending the resolution of a dispute between TSTT and the local utility regarding the rate that will be charged for electricity supplied to the facility.

•	In August 2022, we sold two immersion containers to a third party in Trinidad for $960,000, of which $910,000 is payable over twenty five months with interest at 7.5% per annum, for monthly payments of $40,950 per month.

•	In October 2022, we sold four immersion containers to a joint venture with ROC Digital Mining I, LLC (“ROC Digital”) for $1,200,000, and made an equity contribution of one immersion container. Our equity contribution also included six GE Protec 1500 KVA transformers valued at $150,000 each.

•	Under our agreement with ROC Digital, we retained the right to install one container at the joint venture’s hosting site, which we are entitled to use for self-mining or hosting third party miners.

Although we originally bought our immersion containers with the intention of using them purely for hosting third party equipment, we elected to sell two of the containers because we were offered an attractive price for them and because we did not a suitable location to install them in the short-term. While we do not have any agreements to purchase additional immersion containers from Submer, we believe that additional immersion containers available for purchase from Submer or other vendors as we need them for additional hosting facilities.

Mining Equipment

Digital asset mining is dependent on specialized digital asset mining hardware utilizing application-specific integrated circuit (“ASIC”) chips to solve blocks on blockchains using the 256-bit secure hashing algorithm. Almost all of these miners are produced outside of the United States, mostly in China and Southeast Asia, by a few manufacturers, the largest of which is Bitmain Technologies, Ltd (“Bitmain”). Our principal supplier for miners has been Bitmain. Our mining business is highly dependent upon digital asset mining equipment suppliers such as Bitmain providing an adequate supply of new generation digital asset mining machines at economical prices to enable profitable mining by us and by third-party customers intending to purchase our hosting and other solutions.

We do not have any agreements for the acquisition of miners. To date, we have purchased miners opportunistically as they been available for sale in the “spot” market. Based on historical market activity, as the market value of digital assets increases, the demand for the newest, most efficient miners will also increase, leading to scarcity in the supply, and thereby a resulting increase in the price of miners. If we need to purchase miners in larger quantities in order to fill data center capacity, we have to enter into formal agreements with Bitmain or other suppliers. These agreements, like those of other miner manufacturers, generally require significant refundable deposits payable months in advance of delivery and additional advance payments in monthly installments thereafter. These agreements also contain other terms and conditions favorable to the manufacturer.

As of November 4, 2022, we own a total of 362 miners, consisting of: 25 Whatsminers, 72 Antimer T-19s, 25 Canaan Avalons, and 240 Antminer S-19s (not including defective or retired miners). We initially sold a number of the miners to our initial hosting client, but recently terminated the hosting relationship and required the miners (along with other miners) in order to concentrate on self-mining. For our current inventory of miners, we paid an average of $2,587 per machine, or $29.99 per terahash. The miners that we owned as of November 4, 2022 have an average mining efficiency of 38.34 j/TH.

Due to the significant drop in the price of miners (70-80% since early 2021) relative to the cost of the datacenter and electrical equipment needed to host the miners has led us to focus more on self-mining, since the capital investment needed to self-mine is significantly less than last year.

Patents and Trademarks

We intend to protect our intellectual property rights through a combination of trademark, patent, copyright and trade secrets laws.

Employees and Independent Contractors

As of December 1, 2022, we had six employees and independent contractors, which do not include our officers who are performing services without a contract or compensation until we raise capital.

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

Historically, an increase in interest and demand for digital assets has led to a shortage of hosting and transaction processing hardware and increased prices. Higher Bitcoin prices increase the demand for mining equipment and increases the cost. In addition, as more companies seek to enter the mining industry, the demand for machines may outpace supply and create mining machine equipment shortages. We and our customers and potential customers have experienced, and may in the future experience, difficulty in obtaining new equipment or replacement components for our and their existing equipment, including graphics processing units and application-specific integrated circuit chipsets and computer servers, which has had, and in the future may have, a material impact on the demand for our services and associated revenue. Currently, with the restriction on digital asset mining in China and the recent drop in digital asset prices, there is increased availability, and decreased prices, of new and used mining equipment. However, these trends may be temporary, particularly the drop in digital asset prices, and a return to higher prices could, once again, lead to shortages of mining equipment and an increase in prices, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our proprietary mining operations can only be successful and ultimately profitable if the costs, including hardware and electricity costs, associated with mining digital assets are lower than the price of the digital assets that are mined by us. Mining equipment experiences ordinary wear and tear from operation and may also face more significant malfunctions caused by factors which may be beyond our control. As miners become degrade due to ordinary wear and tear from usage, or are lost or damaged due to factors outside of our control, these miners will need to be repaired or replaced along with other equipment from time to time for us to stay competitive. In addition, continued developments in ASIC miners has resulted in constantly improvements in miners, as measured by such factors as electricity efficiency and/or price per exahash mined. Developments in mining technology may render our miners uncompetitive before they reach the end of their useful life. Many of the new miners we will need to purchase are made by third-party manufacturers located primarily in China. This upgrading process requires substantial capital investment, and we may face challenges in doing so on a timely and cost-effective basis based on availability of new miners and our access to adequate capital resources. If we are unable to obtain adequate numbers of new and replacement miners at scale, we may be unable to remain competitive in our highly competitive and evolving industry.

Moreover, in order to grow our hosting business, we need additional hosting facilities to increase our capacity for more miners. The costs of constructing, developing, operating and maintaining hosting facilities and growing our hosting operations may increase in the future, which may make it more difficult for us to expand our business and to operate our hosting facilities profitably.

We will need to raise additional funds through equity or debt financings in order to meet our capital needs. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. An inability to generate sufficient cash from operations or to obtain additional debt or equity financing would adversely affect our results of operations. Additionally, if this happens, we may not be able to mine digital assets as efficiently or in similar amounts as our competition and, as a result, our business and financial results could suffer.

If future prices of Bitcoin are not sufficiently high, our business, results of operations and financial condition could be materially and adversely affected, which may have a negative impact on the trading price of our securities.

Our financial condition and results of operations are, and are expected to increasingly be, reliant on our ability to sell the Bitcoin we receive from mining at a price greater than our costs to produce that Bitcoin, and our ability to sell Bitcoin that we receive as a fee for hosting services at price greater than our cost to provide hosting services.

To the extent the cost to purchase new miners or hosting equipment increases or our electricity costs increase, our cost to produce a single Bitcoin also increases, therefore requiring a corresponding increase in the price of Bitcoin for us to maintain profitable operations from mining. If future prices of Bitcoin are not sufficiently high, we may not realize the benefit of the capital expenditures we incur each time we acquire new miners and expand our hosting environment to host those miners. If this occurs, our business, results of operations and financial condition could be materially and adversely affected, which may have a negative impact on the trading price of our securities, which may have a materially adverse impact on investors’ investment in our Company.

To the extent the cost of purchase and installation of new hosting equipment increases, our cost to provide hosting services will also increase, therefore requiring a corresponding increase in the price of Bitcoin for us to maintain profitable operations from hosting. If future prices of Bitcoin are not sufficiently high, we may not realize the benefit of the capital expenditures we incur each time we expand our hosting operations. If this occurs, our business, results of operations and financial condition could be materially and adversely affected, which may have a negative impact on the trading price of our securities, which may have a materially adverse impact on investors’ investment in our Company.

Recently, the market prices of all digital currencies have fallen substantially along with the drop in world stock exchanges. The price of Bitcoin is still sufficient to enable us and our hosting clients to mine Bitcoin profitably; however, if the price drops much farther the marginal cost of mining Bitcoin will exceed the value of the Bitcoin that is mined, with the result that both we and our hosting clients may be forced to cease mining Bitcoin until it becomes profitable to do so again. The cessation of Bitcoin mining would have a materially adverse impact on our business.

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

Our growth depends in large part on our ability to successfully mine digital assets and to attract customers for our hosting capabilities. We may not be able to attract customers to our hosting capabilities for a number of reasons, including if:

•	there is a reduction in the demand for our services due to macroeconomic factors in the markets in which we operate;

•	we fail to provide competitive pricing terms or effectively market them to potential customers;

•	we provide hosting services that are deemed by existing and potential customers or suppliers to be inferior to those of our competitors, or that fail to meet customers’ or suppliers’ ongoing and evolving program qualification standards, based on a range of factors, including available power, preferred design features, security considerations and connectivity;

•	businesses decide to host internally as an alternative to the use of our services;

•	we fail to successfully communicate the benefits of our services to potential customers;

•	we are unable to strengthen awareness of our brand;

•	we are unable to provide services that our existing and potential customers’ desire;

•	our customers are unable to secure an adequate supply of new generation digital asset mining equipment to host with us;

•	we are unable to obtain deliveries of hosting equipment, including immersion containers and transformers, which have recently been in short supply; or

•	we are unable to find suitable locations for hosting facilities which have electricity at competitive rates.

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

Adverse developments in the blockchain industry, and in the blockchain hosting market could lead to a decrease in the demand for hosting resources, which could have a material adverse effect on our business, financial condition and results of operations. We face risks including those related to:

•	a decline in the adoption and use of Bitcoin and other similar digital assets within the technology industry or a decline in value of digital assets;

•	increased costs of complying with existing or new government regulations applicable to digital assets and other factors;

•	a downturn in the market for blockchain hosting space generally, which could be caused by an oversupply of or reduced demand for blockchain space;

•	any transition by our customers of blockchain hosting from third-party providers like us to customer-owned and operated facilities;

•	the rapid development of new technologies or the adoption of new industry standards that render our or our customers’ current products and services obsolete or unmarketable and, in the case of our customers, that contribute to a downturn in their businesses, increasing the likelihood of a default under their service agreements or their becoming insolvent;

•	a slowdown in the growth of the Internet generally as a medium for commerce and communication;

•	availability of an adequate supply of new generation digital asset mining equipment to enable us to mine digital assets at scale and for customers who want to host with us to be able to do so;

•	the degree of difficulty in mining digital assets and the trading price of such assets; and

•	an increase in political opposition to mining digital assets, for example due to concerns about its impact on climate change or its impact on the availability of affordable electricity to other consumers in the local market, the degree of difficulty in mining digital assets and the trading price of such assets.

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

Our business is heavily impacted by social, political, economic and other events and circumstances in countries outside of the United States, most particularly in China and other non-Western countries. These events and circumstances are largely outside of our influence and control. We are heavily dependent on the Chinese manufacture of equipment. Historically China was a location of significant digital asset mining at low electric power rates. Recently, China and other foreign governments have taken action to prohibit or significantly restrict digital asset mining. For example, in May and June 2021, in their efforts to curb digital asset trading and mining, regulators in several Chinese Provinces, including Qinghai, Inner Mongolia and Sichuan, announced policies to curb or ban local digital asset mining operations. Later, the Chinese government extended the ban on digital asset mining to all Chinese Provinces, effective July 31, 2021. The long-term impact of governmental restrictions on digital asset mining is unknown and could be either beneficial or detrimental to our business and profitability. Currently, the restrictions in China have increased the demand for cost-effective data hosting services outside of China. Whether or not the lack of mining activity in China will negatively impact Chinese miner manufacturing and the development, price, availability of new and enhanced mining equipment is unknown. Should China or other countries that currently restrict digital asset mining eliminate such restrictions or actually seek to enhance such mining activity, the likely increase in mining activity could reduce our revenue and profitability.

Adoption of a different method of validating transactions in bitcoin could materially impair the business of mining firms, and could even make them obsolete.

Transactions in bitcoin are currently validated by a system called “proof of work,” where powerful computers run software that races to solve complex problems, verifying transactions in the process. The system is widely known as “mining” because the computers earn payments in cryptocurrency as rewards for the verification service. The system has been criticized by many because it requires substantial amounts of electricity to validate transactions. Recently, another type of digital currency, Ethereum, implemented a different system of validation called “proof of stake,” which is expected to require 99% less energy consumption. In the event bitcoin adopts a similar system, it could make bitcoin mining substantially less profitable and could even render the business obsolete.

Where there is no assurance that bitcoin will not adopt a “proof of stake” system. Even if bitcoin decided to adopt such a system, we do not believe that the adoption would occur during in the near term, given the number of years it took Ethereum to create and implement its alternative system.

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

As of December 1, 2022, we owed $400,000 to an investment fund controlled by our chairman under a line of credit that permits draws by the company of up to $1,000,000. At maturity on December 1, 2023, the amount due under the line of credit along with accrued interest will be payable in full.

It is necessary for us to grow our business in order to generate the free cash flow necessary to repay the principal and interest on our indebtedness. If we were to default on the amounts owed or other terms and conditions of the convertible notes, the lender would have the right to exercise rights and remedies to collect, which would include obtaining judgement lien on our assets and selling them to pay the judgment. A default would have a material adverse effect on our business and our stockholders could lose their entire investment in us. We may need to raise capital in order to repay our amounts due under the line of credit at maturity. There is no assurance that we will be able to raise such capital on terms that will be favorable to common stockholders.

Delays in the construction of our hosting facilities or significant cost overruns could present significant risks to our business and could have a material adverse effect on our business, financial condition and results of operations.

The servers used for digital asset transaction processing and colocation hosting require the use of facilities (“hosting facilities”) with a highly specialized infrastructure and considerable, reliable power in order to compete effectively. Our growth strategy is to build mining capacity in locations that have reliable sources of low-cost power, and to utilize that capacity to host third-party miners and to host our own proprietary mining equipment. We have completed our initial hosting facility in Trinidad (which has not commenced operations due to a dispute over electricity costs to the facility), and continue to search for new locations for hosting facilities, but inside and outside Trinidad. We may face challenges in obtaining suitable land to build new hosting facilities, as we need to work closely with the local power suppliers and local governments of the places where our proposed hosting facilitates are located. Delays in actions that require the assistance of such third parties, in receiving required permits and approvals or in mediations with local communities, if any, may negatively impact our construction timelines and budget or result in any new hosting facilities not being completed at all.

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

Governments or government regulators may potentially restrict electricity suppliers from providing electricity to hosting facilities and hosting and transaction processing operators in times of electricity shortage or may otherwise potentially restrict or prohibit the provision of electricity to transaction process operators like us. Some governments, such as China, have moved to ban all digital asset mining due to the adverse impact such mining has on the environment and/or to conserve the electricity for use by other businesses and consumers in the market. In the event government regulators issue moratoriums or impose bans or restrictions involving hosting operations or transaction processing in jurisdictions in which we operate, we will not be able to continue our operations in such jurisdictions. A moratorium, ban or restriction could have a material adverse effect our business, financial condition and results of operations.

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

Our ability to earn a profit on our hosting contracts requires that we accurately estimate the costs involved and outcomes likely to be achieved and assess the probability of generating sufficient hosting and colocation capacity within the contracted time period. These expenses include electricity, facilities costs, equipment costs, supplies, and personnel. In addition, we may not be able to obtain all expected benefits, including tax abatements or government incentives offered in opportunity zones.

Also, we generally do not charge a fixed sum for hosting, but charge a percentage of the Bitcoin mined by the customer. To the extent the price of Bitcoin falls, our fee for hosting services will fall proportionally, and may fall below the cost to provide the hosting services. The inability to accurately estimate the factors upon which we base our contract pricing could have a material adverse effect on our business, financial condition and results of operations.

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

Banking relationships can be difficult to maintain for companies in the crypto currency space.

A number of companies that engage in Bitcoin and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. To the extent that such events may happen to us, they could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.

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

Moreover, service interruptions and equipment failures may expose us to potential legal liability. As our services are critical to our customers’ business operations, any disruption in our services could result in lost profits of or other indirect or consequential damages to our customers. Although our customer contracts typically contain provisions limiting our liability for service outages causes by factors beyond our control, there can be no assurance that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a service interruption that they may ascribe to us. The outcome of any such lawsuit would depend on the specific facts of the case and any legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards, which would as a result have a material adverse effect on our business, financial condition and results of operations.

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

Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled directors and other employees. In particular, it is difficult to locate experienced executives in our industry and offer them competitive salaries at this stage in our development. We may be unable to retain our directors, senior executives and key personnel or attract and retain new directors, senior executives and key personnel in the future, any of which could have a material adverse effect on our business, financial condition and results of operations. At this time, we are not paying any salaries to certain members of our management team, and are not paying market salaries to the remainder. There is no assurance that we will be able to retain any member of management while we are unable to competitive compensation and benefits to management.

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

In addition, we invest significant time and expenses in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements, and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business, financial condition and results of operations. At this time, we lack the resources to hire all of the skilled employees that we need to properly operate our business.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we anticipate that we will have to expend significant resources, including accounting-related costs and significant management oversight.

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

Further, while we do not believe that we have any weaknesses in disclosure controls or internal controls over financial reporting at this time, we may discover material weaknesses in our disclosure controls and internal control over financial reporting in the future as our business outgrows our current infrastructure. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting while we are an emerging growth company.

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

While certain digital assets may be deemed to be securities, we do not believe that certain other digital assets, in particular Bitcoin, are securities; therefore, we believe that less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis will comprise digital assets that could be considered investment securities. Accordingly, we do not believe that we are an inadvertent investment company by virtue of the 40% inadvertent investment company test as described in the second bullet point above. Although we do not believe any of the digital assets we may own, acquire or mine are securities, there is still some regulatory uncertainty on the subject, see “Risk Factors — There is no one unifying principle governing the regulatory status of digital assets nor whether digital assets are securities in any particular context. Regulatory changes or actions in one or more countries may alter the nature of an investment in us or restrict the use of digital assets in a manner that adversely affects our business, prospects or operations.” If certain digital assets, including Bitcoin, were to be deemed securities, and consequently, investment securities by the SEC, we could be deemed an inadvertent investment company.

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

Furthermore, the SEC may determine that certain digital assets or interests may constitute securities under the “Howey” test as stated by the United States Supreme Court. We do not believe our planned mining activities would require registration for us to conduct such activities and accumulate digital assets. However, the SEC, CFTC, IRS, stock exchanges, or other governmental or quasi-governmental agency or organization may conclude that our activities involve the offer or sale of “securities,” or ownership of “investment securities,” and we may be subject to regulation or registration requirements under various federal laws and related rules. Such regulation or the inability to meet the requirements to continue operations, would have a material adverse effect on our business and operations. We may also face similar issues with various state securities regulators who may interpret our actions as subjecting us to regulation, or requiring registration, under state securities laws, banking laws, or money transmitter and similar laws, which are also an unsettled area or regulation that exposes us to risks. In light of such certainty, any determination that we make regarding the applicability of any law or regulation to our activities would be a risk-based assessment, and would not be binding on any regulatory body or court, and would not preclude legal or regulatory action against us.

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

We may be subject to risks associated with misleading and/or fraudulent disclosure or use by the creators of digital assets. Generally, we rely primarily on a combination of white papers and other disclosure documents prepared by the creators of applicable digital assets, as well as on our management’s ability to obtain adequate information to evaluate the potential implications of transacting in these digital assets. However, such white papers and other disclosure documents and information may contain misleading and/or fraudulent statements (which may include statements concerning the creators’ ability to deliver in a timely fashion the product and/or service disclosed in their white papers and other disclosure documents) and/or may not reveal any unlawful activities by the creators. Recently, there has been an increasing number of investigations and lawsuits by the SEC and the CFTC involving digital asset creators for fraud and misappropriation, among other charges. Additionally, FinCEN has increased its enforcement efforts involving digital asset creators regarding compliance with anti-money laundering and Know-Your-Customer laws.

To the extent that any of these creators make misleading and/or fraudulent disclosures or do not comply with federal, state or foreign laws, or if we are unable to uncover all material information about these digital assets and/or their creators, we may not be able to make a fully informed business decision relating to our transacting in or otherwise involving such digital assets, which could have a material adverse effect on our business, financial condition and results of operations.

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

To the extent that digital asset exchanges or other trading venues are involved in fraud or experience security failures or other operational issues, a reduction in digital asset prices could occur. Digital asset market prices depend, directly or indirectly, on the prices set on exchanges and other trading venues, which are new and, in most cases, largely unregulated as compared to established, regulated exchanges for securities, derivatives and other currencies. For example, during the past three years, a number of Bitcoin exchanges have been closed due to fraud, business failure or security breaches. Failures of digital asset companies have accelerated in 2022 with the substantial drop in digital assets prices. In many of these instances, the customers of the closed Bitcoin exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Bitcoin exchanges. While smaller exchanges are less likely to have the infrastructure and capitalization that provide larger exchanges with additional stability, larger exchanges may be more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information, or gain access to private computer systems) and may be more likely to be targets of regulatory enforcement action. Continued failures of digital asset companies, and resulting customer losses, could create a crisis of confidence in digital assets that jeopardizes the future of the industry, and by extension our business.

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

Certain digital assets held by us may be a third-party digital asset service. We intend to evaluate the security procedures of any third party service to ensure that its dual authentication security, secured facilities, segregated accounts and cold storage are reasonably designed to safeguard our Bitcoin from theft, loss, destruction or other issues relating to hackers and technological attack. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by us. In addition, our service providers may have limited liability under their services agreement, which may limit our ability to recover losses relating to our Bitcoin. If such digital assets are lost, stolen or destroyed under circumstances rendering a third party liable to us, it is possible that the responsible third party may not have the financial resources or insurance sufficient to satisfy any or all of our claims against the third party, or have the ability to retrieve, restore or replace the lost, stolen or destroyed digital assets due to governing network protocols and the strength of the cryptographic systems associated with such digital assets. To the extent that we are unable to recover on any of our claims against any such third party, such loss could have a material adverse effect on our business, financial condition and results of operations.

Losses relating to our business may be uninsured, or insurance may be limited.

Our hosting and colocation operations are subject to hazards and risks normally associated with the daily operations of hosting facilities. Currently, we do not have any insurance, except for insurance covering loss of equipment while in transit. Once our operations become more significant, we plan to obtain insurance that is standard for businesses of our nature, including insurance covering business interruption for lost profits, property and casualty, public liability, commercial employee, workers’ compensation, personal property and auto liability. However, until we procure such insurance, we are subject to wide variety of business risks without any insurance to reimburse us for any damages we suffer. However, it may not be possible, either because of a lack of available policies, limits on coverage or prohibitive cost, for us to obtain insurance of any type that would cover losses associated with our digital asset portfolio. In general, we anticipate that certain losses related to our business may be uninsurable, or the cost of insuring against these losses may not be economically justifiable.

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

In early 2014, the IRS issued basic guidance on the tax treatment of digital assets. The IRS has taken the position that a digital asset is “property” rather than “currency” for tax purposes. Thus, general tax principles applicable to property transactions apply to the acquisition, ownership, use or disposition of digital assets. This overall treatment creates a potential tax liability for, and potential tax reporting requirements applicable to us in any circumstance where we mine or otherwise acquire, own or dispose of a digital asset. In 2019, the IRS issued additional guidance specifically relating to the taxation consequences that could arise from a digital asset hard fork event in which a new unit of digital asset may or may not be received, and released frequently asked questions to address certain digital asset topics such as basis, gain or loss on the sale or exchange of certain kinds of digital assets and how to determine the fair market value of such digital assets. The IRS’s treatment of digital assets as “property” may prevent the widespread adoption of digital assets in retail transactions, due to the need to report each transaction as a separate taxable event and track the tax basis of all digital assets used in a transaction.

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

The field of digital assets is constantly expanding with over 4,000 digital assets in existence as of January 2021. We intend to evaluate the potential for mining or investing in existing, new and alternative digital assets. To the extent we elect to commence activities to generate digital assets, we would be required to invest our assets either to obtain mining equipment configured to generate digital assets based on a “proof of work” protocol or to post “stakes” to generate digital assets based on a “proof of stake” protocol. In addition, or in the alternative, we may trade our digital assets for other digital assets on centralized or decentralized exchanges. Optimization of such trades may vary depending on the exchange on which the trade is conducted because we may not have access to all exchanges on which such trades are available. Further, trading on centralized and decentralized exchanges may expose us to additional risks if such exchanges experience breaches of security measures, system errors or vulnerabilities, software corruption, hacking or other irregularities. Any new digital asset obtained through generation or trading may be more volatile or fail to increase in value compared to digital assets we currently hold. As a result, any investment in different digital assets may not achieve our goals, may be viewed negatively by analysts or investors and may negatively affect our revenues and results of operations.

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

We expect to sell most or all of our digital assets to pay for costs and expenses, which will reduce the amount of digital assets we hold, thus preventing us from recognizing any gain from the appreciation in value of the digital assets we have sold and may sell in the future.

We expect to sell most or all of the digital assets that we earn from mining or hosting to pay for costs and expenses we incur, capital expenditures and other working capital, irrespective of then-current digital asset prices. When we sell a digital asset, we are unable to benefit from any future appreciation in the underlying value of that digital asset. However, we also avoid a loss on the digital asset to the extent it declines in price after the sale.

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

Currently, we hold the majority of our digital currencies in cold storage to reduce the risk of malfeasance, but this risk cannot be eliminated. In order to minimize risk, we have established processes to manage wallets that are associated with our digital currency holdings. We utilize several layers of threat reduction techniques, including: (i) the use of hardware wallets to store sensitive private key information; (ii) performance of transactions offline; and (iii) offline generation storage and use of private keys. There can be no assurances that any processes we have adopted or will adopt in the future are or will be secure or effective, and we would suffer significant and immediate adverse effects if we suffered a loss of our digital currency due to an adverse software or cybersecurity event.

We are presently evaluating several third-party custodial wallet alternatives with multi-signature enterprise storage solution to safeguard our digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. There can be no assurance that we will utilize such services, as other new options may develop in the future, and if a custodial wallet is used there can be no assurance that such services will be more secure than those that we presently employ.

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

Currently, we hold the majority of our digital currencies in cold storage to reduce the risk of malfeasance, but this risk cannot be eliminated.  In order to minimize risk, we have established processes to manage wallets that are associated with our digital currency holdings. We utilize several layers of threat reduction techniques, including: (i) the use of hardware wallets to store sensitive private key information; (ii) performance of transactions offline; and (iii) offline generation storage and use of private keys. There can be no assurances that any processes we have adopted or will adopt in the future are or will be secure or effective, and we would suffer significant and immediate adverse effects if we suffered a loss of our digital currency due to an adverse software or cybersecurity event.

We are presently evaluating several third-party custodial wallet alternatives with multi-signature enterprise storage solution to safeguard our digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. There can be no assurance that we will utilize such services, as other new options may develop in the future, and if a custodial wallet is used there can be no assurance that such services will be more secure than those that we presently employ.

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

Our ability to adopt technology in response to changing security needs or trends poses a challenge to the safekeeping of our digital assets.

The history of digital asset exchanges has shown that exchanges and large holders of digital assets must adapt to technological change in order to secure and safeguard their digital assets. We currently keep all of our digital assets in a cold storage wallet in our name to reduce the risk of malfeasance, but this risk cannot be eliminated.  In order to minimize risk, we have established processes to manage wallets that are associated with our digital currency holdings. We utilize several layers of threat reduction techniques, including: (i) the use of hardware wallets to store sensitive private key information; (ii) performance of transactions offline; and (iii) offline generation storage and use of private keys. There can be no assurances that any processes we have adopted or will adopt in the future are or will be secure or effective, and we would suffer significant and immediate adverse effects if we suffered a loss of our digital currency due to an adverse software or cybersecurity event.

We are presently evaluating several third-party custodial wallet alternatives with multi-signature enterprise storage solution to safeguard our digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. There can be no assurance that we will utilize such services, as other new options may develop in the future, and if a custodial wallet is used there can be no assurance that such services will be more secure than those that we presently employ.

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

Our common stock is quoted on the Pink OTC Market under the symbol “BMNR.” However, despite being quoted, there is currently no established market for our common stock. We cannot assure you that an active trading market for our common stock will develop on that exchange or elsewhere or, if developed, that any market will be sustained. Accordingly, we cannot assure you of the likelihood that an active trading market for our common stock will develop or be maintained, your ability to sell your shares of our common stock when desired or the prices that you may obtain for your shares.

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

As of December 1, 2022, our executive officers, directors, significant shareholders and affiliated persons and entities collectively, beneficially owned approximately 57.3% of our outstanding common stock and 100% of our Series A Convertible Preferred Stock, and as a result control 63.2% of the votes on any matter submitted to a vote of shareholders. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

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

As a public company quoted in the United States, we will incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and any exchange on which we list our shares, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We have entered into an agreement with Telecommunications Services of Trinidad & Tobago Limited (“TSTT”), the largest and oldest telecom company in Trinidad, to co-locate up to 125 800 kw containers for hosting digital asset miners. TSTT has up to 93 potential locations for co-location of our containers. Under the agreement, we have the option, but not obligation, to co-locate containers at our own pace. We pay a fixed amount per container, plus the actual electricity costs incurred by our containers in the amount billed to TSTT by the local utility without any markup. The agreement provides that our hosting containers will be billed for electricity usage at the local utility’s standard rates, which is the greater of 3.5 cents per kwh or 75% of the declared reserve capacity, which is equal to the customer’s highest expected monthly kilovolt-ampere demand at $7.40. The term of the agreement expires on October 14, 2031. However, we have the right to terminate our agreement with TSTT at any time that the price for electricity consumption exceeds $0.05 per kwh. Also, both parties have the right to terminate the agreement on one month notice to the other party in either the third or sixth year of the term.

We lease 1,800 square feet of warehouse space in Trinidad that we use to house a 72-slot fan cooled container that we also lease. The warehouse lease is for eleven months beginning on February 1, 2022 and provides for rental payments of $3,818 per month. The container lease is for twelve months beginning February 1, 2022, and provides for rental payments of $2,500 per month. We are using this space as a temporary facility for our initial hosting customer until our permanent facilities become operational.

The Company’s president allows the Company to utilized the office space of an affiliated company for its executive offices without charge to the Company.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price for Equity Securities

Our common stock is quoted on the Pink OTC Market under the symbol “BMNR” The following table sets forth the quarterly high and low daily close for our common stock for the two years ended August 31, 2022. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a very limited market for the Company’s common stock.

	Price Range
	High	Low
Year ended August 31, 2021
First Quarter	$3.20	$1.00
Second Quarter	$44.00	$1.60
Third Quarter	$19.20	$0.26
Fourth Quarter	$2.07	$0.24
Year ended August 31, 2022
First Quarter	$5.49	$2.22
Second Quarter	$3.85	$0.41
Third Quarter	$3.74	$1.34
Fourth Quarter	$2.70	$0.71

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

Holders

At December 1, 2022, the Company had 48,706,915 outstanding shares of common stock and 280 shareholders of record.

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

Recent Sales of Unregistered Securities

During the fourth quarter of the fiscal year covered by this report we issued shares of common stock and Series A Preferred Stock in the following unregistered transactions:

•	On August 2022, the Company issued 600,000 shares of common stock to Erik Nelson, our president, 850,000 shares of common stock to Raymond Mow, our chief financial officer, and 150,000 shares of Series A Preferred Stock to Jonathan Bates, our chief executive officer. The shares were issued for executive compensation.

•	On August 31, 2022, the Company issued 58,824 shares of common stock to Chris Moses, our Executive Vice President for Client Relations and Power Acquisitions, for executive compensation.

•	On August 31, 2022, the Company issued 303,966 shares of Series A Convertible Preferred Stock to Innovative Digital Investors Emerging Technology, L.P. in satisfaction of $3,039,662 of indebtedness.

•	In June 2022, the Company issued 3,012,000 Units in its Unit Offering for $3,765,000 in a private placement conducted pursuant to Rule 506(b) under the Securities Act of 1933. Each Unit consists of one share of common stock, one Class C-1 Warrant and one Class C-2 Warrant. In connection with the private placement, the Company also issued 25,600 Class C-1 Warrants, 25,600 Class C-2 Warrants, and 25,600 C-3 Warrants to a registered broker who referred three of the investors.

Other than the securities issued in the Unit Offering, all of the securities were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

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

Overview

Since July 2021, our business has been as a blockchain technology company that is building out industrial scale digital asset mining, equipment sales and hosting operations. The Company’s primary business is hosting third-party equipment used in mining of digital asset coins and tokens, specifically Bitcoin, as well as self-mining for its own account. Our state-of-the-art facilities will be specifically designed and constructed for housing advanced mining equipment. Our data centers will provide power, racks, proprietary thermodynamic management (heat dissipation and airflow management), redundant connectivity, 24/7 security, as well as software which provide infrastructure management and custom firmware that boost performance and energy efficiency.

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

We initially decided to locate our initial facilities in Trinidad, because it has some of the cheapest electricity in the world due to its abundant supplies of oil and gas and because some of our technical staff is located there. We have entered into an agreement with Telecommunications Services of Trinidad & Tobago Limited (“TSTT”), the largest and oldest telecom company in Trinidad, to co-locate up to 125 800 kw containers for hosting digital asset miners. TSTT has up to 93 potential locations for co-location of our containers. Under the agreement, we have the option, but not obligation, to co-locate containers at our own pace. We pay a fixed amount per container, plus the actual electricity costs incurred by our containers in the amount billed to TSTT by the local utility without any markup. The agreement provides that our hosting containers will be billed for electricity usage at the local utility’s standard rates, which is the greater of 3.5 cents per kwh or 75% of the declared reserve capacity, which is equal to the customer’s highest expected monthly kilovolt-ampere demand at $7.40. The term of the agreement expires on October 14, 2031. We have the right to terminate our agreement with TSTT at any time that the price for electricity consumption exceeds $0.05 per kwh.

Until our permanent hosting facilities are operational, we are temporarily leasing space for a small number of ASIC computers with a co-host. We intend to move all of our currently owned and customer owned miners to our new TSTT hosting facilities once they are operational.

In October 2022, we completed the installation of initial hosting containers under our agreement with TSTT. However, prior to commencing operations, TSTT advised us that the utility had refused to honor its existing agreement with TSTT with respect to electricity supplied to our pilot hosting site, and instead indicated that the rate would be approximately $0.09 per kwh. TSTT has informed us that it does not believe that its contract with the local utility entitles it to vary the rate it charges for the use of electricity and has protested the decision. At this time, we are unable to predict how this dispute between TSTT and the utility will be resolved, what form any resolution may take or how long any resolution may take. Accordingly, we are delaying the installation of additional containers in Trinidad until this dispute is resolved. Until the dispute between TSTT and the utility is resolved, we intend to focus our efforts on purchasing or developing hosting locations in the United States and Canada, either directly or in joint ventures with other industry participants.

In light of the recent developments in Trinidad, we are focusing our efforts in the near term on developing hosting locations in the United States and Canada. We are exploring situations where medium to long-term power agreements may be available at affordable prices, whether using traditional power sources such as coal or natural gas, as well as environmentally friendly sources such as hydroelectric, wind and solar-backed projects, which might allow us to generate collateral revenue from the sale of excess power to the local utility grid and from the generation of saleable carbon credits.

We recently entered into a joint arrangement whereby we would contributed one immersion contain and six transformers, and sold four immersion containers to a joint venture with a third party that has procured a location and a medium or long-term power purchase agreement in Pecos, Texas.

Our digital asset mining operation is focused on the generation of digital assets by solving complex cryptographic algorithms to validate transactions on specific digital asset network blockchains, which is commonly referred to as “mining.” Mining requires the use of specialized computers equipped with application-specific integrated circuit (ASIC) chips (known as “miners”) to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) in exchange for digital asset rewards (primarily bitcoin). Whether we are hosting our client’s computers or mining for our own account with our own computers, the miners participate in “mining pools” organized by “mining pool operators” in which we or our clients share mining power (known as “hash rate”) with the hash rate generated by other miners participating in the pool to earn digital asset rewards. The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. Fees are paid to the mining pool operator to cover the costs of maintaining the pool. The pool uses software that coordinates the pool members’ mining power, identifies new block rewards, records how much hash rate each participant contributes to the pool, and assigns digital asset rewards earned by the pool among its participants in proportion to the hash rate each participant contributed to the pool in connection with solving a block.

Our digital asset self-mining activity competes with a myriad of mining operations throughout the world to complete new blocks in the blockchain and earn the reward in the form of an established unit of a digital asset. Revenue from digital asset mining and hosting third party digital asset miners are impacted by volatility in bitcoin prices, as well as increases in the Bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks.  Gross profits from digital asset mining are primarily impacted by the cost of electricity to operate the miners and to a lesser extent by other operating costs. While we expect to sell or exchange a portion of the digital assets we mine to fund our growth strategies or for general corporate purposes, we may hold our digital assets as investments in anticipation of continued adoption of digital assets as a “store of value” and a more efficient medium of exchange than traditional fiat currencies.

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

We also generate revenues from the advantageous purchase and sale of equipment used for digital asset mining and hosting. We have relationships with some suppliers that enable us to acquire highly desired equipment at attractive prices, which we plan to resell to third parties. In most cases, resales of digital asset mining equipment would be to our hosting customers, which have the dual benefit of generating short-term gross profits from the equipment sale as well as growing the customer base of our hosting business. We have recently resold some hosting equipment in Trinidad to third parties that we determined would not be need in the short-term due to the dispute between TSTT and the local utility described above.

The primary factors that will impact future hosting revenues include: (i) the price of bitcoin, since hosting revenues are primarily a percentage of bitcoin mined by clients; (ii) the completion of operational hosting facilities, as potential hosting clients have been reluctant to sign contracts prior to the date the Company has a fully operational hosting facility; and (iii) the availability of attractive electricity prices, since power usage is the primary marginal cost for any mining operation. Our hosting revenues will also be impacted by the resolution of the dispute between TSTT and the local utility regarding the electricity rate that will be charged our co-location facilities in Trinidad, as well as by the timing of the resolution.

The primary factors that will impact proprietary mining revenues include: (i) the price of bitcoin; (ii) the completion of operational facilities to provide us with a cost-effective facility to operate in; (iii) the availability of attractive electricity prices, since power usage is the primary marginal cost for any mining operation; and (iv) the availability of mining equipment suitable for the Company’s immersion hosting environment at attractive prices and available capacity in the Company’s hosting facilities. Our proprietary mining activities will also be impacted by the resolution of the dispute between TSTT and the local utility regarding the electricity rate that will be charged our co-location facilities in Trinidad, as well as by the timing of the resolution.

Revenues from cryptocurrency mining, whether derived from hosting clients or from proprietary mining, are impacted significantly by volatility in Bitcoin prices, as well as increases in the Bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks. From August 2021 to August 2022, the Bitcoin network hash rate increased by approximately 81.958% as a result of, among other factors, the increased number of miners working to solve blocks on the Bitcoin blockchain during that period, many of which make use of newer, more efficient ASIC chips that are specially designed to solve blocks using the SHA-256 set of cryptographic hash functions employed on the Bitcoin blockchain. For the years ended August 31, 2022 and 2021, the average network hash rate working on the Bitcoin blockchain was 225.8037 EH/s and 124.0961 EH/s, respectively. Further, the difficulty index increased over 75.856% in the last year. The market price of Bitcoin fell from $48,834.27 as of September 1, 2021 to $20,048.27 on August 31, 2022.

The primary factors that will impact resales of mining equipment include the availability of equipment at attractive prices and the number of participants willing to enter the mining business or expand their existing operations, which is highly correlated to the margin from mining, as determined by the market price of bitcoin and prevailing energy costs. Also, our resales of mining equipment will be impacted by the existence of hosting capacity with attractive electricity rates in our hosting operations.

Results of Operations

Comparison of Results of Operations for Years Ended August 31, 2022 and 2021.

Revenues

During the year ended August 31, 2022, the Company generated $23,644 in Bitcoin revenue from hosting third-party miners, compared to $-0- revenue in the year ended August 31, 2021. Hosting revenues during the year ended August 31, 2022 were adversely impacted by the Company’s decision not to charge its hosting client for electricity usage as an accommodation due to delays in completing the permanent facility at which its machines were to be hosted, as described below. The Company had no operations in the year ended August 31, 2021, prior to launching its Bitcoin hosting and mining business in July 2021. The Company signed its first hosting client in February 2022 under a three year contract to host 215 miners. The Company had deployed 103 of the client’s machines during the year ended August 31, 2022 while the Company completed work on permanent facilities. The Company could not deploy the balance of the machines because the temporary facility did not have the capacity and because the hosting environment was not suitable for some machines. The Company originally expected to deploy all of client’s machines by April 2022, but was delayed due to production delays by the Company’s vendor of immersion containers, delays in site preparation in Trinidad, and the delayed availability of certain electrical equipment in Trinidad. The Company completed its first hosting facility in Trinidad in October 2022, but has delayed opening the facility pending resulting of a dispute between our co-location partner in Trinidad and the electricity company in Trinidad over the price that will be charged for electricity provided to your hosting operations. At this time, we do not have an information on when the dispute will be resolved and in what manner. As a consequence, we are currently focusing our efforts on the development of hosting centers in the United States and Canada, both directly and in joint ventures with third parties.

During the year ended August 31, 2022, the Company generated $9,325 in Bitcoin revenue from self-mining digital assets, compared to $-0- revenue in the year ended August 31, 2021.

During the year ended August 31, 2022, the Company generated $394,700 in revenue from equipment sales, compared to $-0- revenue in the year ended August 31, 2021. The largest sale consisted of the sale of non-customized 72 Antminer T-17's and 25 Whatsminer M31S with an aggregate cost basis of $186,657. The gross profit on the sale of these units was calculated but subtracting the cost of the units from the sales proceeds, less accrued depreciation of the equipment. The cost basis of the equipment consisted of the purchase price of the equipment plus shipping costs and value added taxes. The terms of the sale were a cash payment of $168,750 and the execution of a note by the purchaser for $168,750, payable with interest at 10% in two installments, one in the amount of $84,375 due on April 15, 2022 and a second installment of $84,375 in principal and all accrued interest due on May 15, 2022. The Company later agreed to extend the dates of both payments to June 15, 2022 and July 15, 2022, respectively, as an accommodation to the customer for delays in completing the hosting facility in which they will be permanently hosted.

The Company also sold two immersion crypto containers to West Indian Mining Company Ltd. (“Wimco”) for $960,000. Wimco made an initial payment of $50,000 prior to August 31, 2022 which the Company recorded as revenue during the year ended August 31, 2022. Under the terms of the agreement Wimco agreed to make 25 equal monthly installment payments of $40,950 which includes interest at 7.5%. Under the guidelines of ASC 606, since Wimco is a new entity with a limited credit history and terms of the sale to Wimco enable the Company to regain title to the equipment in the event of a payment default, the Company has recorded deferred revenue of $485,234 on the transaction. As Wimco makes its monthly payments, the Company will reduce its note receivable and deferred revenue and recognize income from the sale of equipment, cost of sales and interest income.

 The Company expects hosting revenues in future periods to be lower as a result of our decision to focus on self-mining over hosting third party miners. In the current market environment, the price of ASIC miners has fallen to the point that we believe self-mining is more profitable than hosting third party miners. The Company currently owns 362 miners that it plans to use for proprietary mining, the deployment of which will occur when its immersion hosting environment is operational. The Company also expects to generate additional revenues from the resale of certain hosting equipment, primarily containers and transformers. In the fourth quarter of 2022, the Company sold two hosting containers to a third party, and subsequent to August 31, 2022 has sold or contributed five hosting containers and six transformers to a joint venture that is constructing a hosting facility in Texas. In addition, the Company is seeing good opportunities to acquire mining equipment at attractive prices, which should create opportunities for additional revenues.

The primary factors that will impact our revenues in subsequent periods are described in the “—Overview” above.

Cost of Sales

Cost of sales related to Bitcoin hosting and mining revenue was $201,292 for the year ended August 31, 2022, compared to $-0- in the year ended August 31, 2021 when there was no revenue. Cost of sales normally includes electricity, utilities, facilities costs, depreciation and supplies. For the year ended August 31, 2022, major components of cost of sales include rent to house mining and hosting equipment in temporary facilities, electricity, and supplies. The Company believes that cost of sales as a percentage of revenues were greater in the year ended August 31, 2022 than what it expects to incur in future periods. Cost of sales in the year ended August 31, 2022 were inflated by costs associated with maintaining temporary hosting facilities while our permanent hosting facility was being completed, costs associated with the setup of temporary hosting facilities and the completion of our new hosting facility that we determined not to capitalize. Furthermore, our temporary hosting facilities carried electricity costs that were materially higher than the costs that we expect to incur in our permanent facilities.

Cost of sales related to sales of mining equipment was $355,407 for the year ended August 31, 2022, compared to $-0- in the year ended August 31, 2021 when there was no revenue. Cost of sales consists of the purchase price of equipment sold, plus shipping and value added tax on the equipment, as well as the cost of writing off a note for $168,750 payable by our initial hosting client in relation to mining equipment sold to the client.

Since we are in the early stages of setting up our infrastructure to generate higher levels of revenues, we expect that our cost of sales to generate asset revenue from hosting or mining for our own account will exceed the revenue we generate until we achieve sufficient economies of scale by deploying more miners. In future periods, the largest component of our cost of sales will consist of electricity costs, which will increase substantially as our hosting facilities are fully utilized. However, hosting clients will be responsible for reimbursing their pro rata share of electricity costs. The balance of the electricity costs attributable to our proprietary mining operations will be paid for by bitcoin revenues generated from those operations.

Operating Expenses

During the year ended August 31, 2022, the Company incurred $1,585,154 in operating expenses compared to $131,815 in operating expenses during the year ended August 31, 2021. Operating expenses for the 2022 period were primarily comprised of $227,597 in general and administrative expenses, $856,925 in professional fees comprised of legal, accounting and approximately $638,000 in non-cash investment banking fees in the form of stock compensation, and $489,096 in related party compensation expense to our officers and employees. Included in the $1,585,154 in 2022 operating expenses is $856,724 in non-cash stock based compensation due to the issuance of common stock for services and to related parties as compensation pursuant to the terms of employment agreements. Additionally, we incurred $11,535 in impairment expenses on our cryptocurrency holdings due to the significant decline in the price of Bitcoin we are holding. The higher level of operating expenses in the 2022 period as compared to the 2021 period is attributable to expenses incurred as part of the Company’s entry into the bitmine hosting business. The Company expects that operating expenses will trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs associated with the commencement of operations.

Other Income (Expense)

During the year ended August 31, 2022, the Company incurred $291,048 in other expenses, which was comprised solely of interest expense of $291,048 compared to $22,424 of interest expenses during the same year ended August 31, 2021. The increase in interest expense is due to increased levels of borrowings by the Company under its line of credit in fiscal 2022 compared to fiscal 2021 when the line of credit was only available for the last 40 days of the year and the average amount borrowed was significantly less than in fiscal 2022.

Net Income (Loss)

As a result of the foregoing, during the year ended August 31, 2022, the Company incurred a net loss of ($2,005,233), or ($0.05) per share, as compared to a net loss of ($154,239) or ($0.02) per share during the year ended August 31, 2022. The increase in the Company’s net loss in the year ended August 31, 2022, compared to the year ended August 31, 2021, is attributable to the factors discussed above.

Liquidity and Capital Resources

As of August 31, 2022, the Company had $392,550 in cash on hand.

During the year ended August 31, 2022 the Company had a net loss of $2,005,233.

Cash flows used in operating activities were $1,629,243 for the year ended August 31, 2022 compared to cash flows used of $76,361 for the year ended August 31, 2021. The increase in cash used in operating activities for fiscal 2022 compared to fiscal 2021 is primarily attributable to an increase in 2022 of the operating loss of $1,065,520, offset by $856,724 of non-cash stock compensation in the year ended August 31, 2022 as compared to $71,250 in the year ended August 31, 2021.

Cash flows used in investing activities were $6,107,306 for the year ended August 31, 2022 compared to cash flows used in investing activities of $427,296 for the year ended August 31, 2021. The entire increase during fiscal 2022 period compared to fiscal 2021 in cash flows used by investing activities is due to the purchase of $5,680,010 more in Bitmine equipment in 2022 compared to 2021.

Cash flows provided by financing activities were $7,910,361 for the year ended August 31, 2022 compared to cash flows provided by financing activities of $720,464 for the year ended August 31, 2021. The increase in cash flows provided by financing activities in fiscal 2022 is attributable to $5,152,500 received from the Unit Offering conducted in the year ended August 31, 2022 as well as $2,757,861 in draws under the LOC Agreement with IDI, net of repayment.

Through August 31, 2022, a significant component of the Company’s current liquidity has been derived from the LOC Agreement with IDI. The LOC Agreement was initially entered into on July 22, 2021, and was amended and restated in its entirety on August 4, 2021, September 29, 2021, March 30, 2022 and June 24, 2022. On August 31, 2022, the Company and IDI agreed to convert all amounts then due under the LOC Agreement into shares of Series A Convertible Preferred Stock with a stated value equal to the principal and interest due under the LOC Agreement, which resulted in the issuance of 303,966 shares of Series A Preferred Stock for $3,039,662 due thereunder

On October 19, 2022, the Company entered into a new Line of Credit Agreement with IDI (the “2022 LOC Agreement”), under which the Company has the right to borrow up to $1,000,000 to finance the purchase of equipment necessary for the operation of the Company’s business, and related working capital. Loans under the 2022 LOC Agreement accrue interest at twelve percent (12%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. The Company has the right to submit draw requests under the 2022 LOC Agreement until April 15, 2023. Each draw request is subject to the approval of IDI in its sole discretion. The amount drawn, plus all accrued interest therein, is repayable in full on December 1, 2023. As of the date of this Report the amount borrowed under the 2022 LOC Agreement amounted to $400,000

The Company believes that cash on hand, amounts that may borrow under the 2022 LOC Agreement, and expected receipts from sale transactions will provide it with sufficient liquidity to fund its operations for the next 12 months. The Company expects to receive approximately $41,000 monthly from the sale of two immersion containers in August 2022, and approximately $31,000 per month from the sale of four immersion containers to a joint venture in which the company will be both lender to and equity investor. Currently, the Company owns 362 miners which it plans to use for self-mining. Assuming neither the price of bitcoin nor the difficulty index changes, and based on the Company’s expected electricity costs, the Company estimates that it could generate approximately $19,500 in monthly gross profit from the miners once they are moved to a permanent location in Trinidad. Other sources of revenue that the Company expects to receive include equity distributions from the ROC Digital joint venture once it becomes operational in late 2022. The Company does not budget to include any proceeds from the exercise of its outstanding warrants because it is not able to predict when or if the market price of its common stock will exceed the exercise price of its warrants.

Nevertheless, while the Company does not need additional capital to maintain operations, it will need additional capital to expand its digital asset hosting and mining business, and take advantage of opportunities in the market place that currently exist due to the recent decline in digital asset prices. Therefore, the Company has engaged an investment banker and is pursuing additional capital-raising alternatives, including the potential issuance of common stock in a private placement, or the issuance of convertible notes or preferred stock. There is no assurance that the Company will be able to raise additional capital or that the terms of any capital raise are not dilutive to current shareholders or carry other terms that are unfavorable to the Company and its shareholders.

Bitcoin Holdings

At August 31, 2022, we held approximately 1.07 Bitcoin with a fair market value of $21,433 on the balance sheet. All of the Bitcoin were classified as “Cryptocurrencies” on the balance sheet. The quoted market value of a single Bitcoin as of August 31, 2022 was approximately $20,050. During the year ended August 31, 2022 we incurred an impairment charge on cryptocurrency of $11,535 due to the significant decline in the market price of cryptocurrency.

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

On July 22, 2021, the Company entered into a LOC Agreement with Innovative Digital Investors Emerging Technology, L.P., a limited partnership controlled by Jonathan Bates, our Chairman, and Raymond Mow, our chief financial officer and a director. The LOC Agreement was amended and restated in its entirety on August 4, 2021, September 29, 2021, March 30, 2022 and June 24, 2022 (as amended and restated, the “LOC Agreement”). On August 31, 2022, the Company and IDI agreed to convert all amounts then due under the LOC Agreement into shares of Series A Convertible Preferred Stock with a stated value equal to the principal and interest due under the LOC Agreement, which resulted in the issuance of 303,966 shares of Series A Preferred Stock for $3,039,662 due thereunder.

On October 19, 2022, the Company entered into a new Line of Credit Agreement (the “2022 LOC Agreement”) with IDI. The 2022 LOC Agreement provides for loans of up to $1,000,000 at the request of the Company to finance the purchase of equipment necessary for the operation of the Company’s business, and related working capital. Loans under the 2022 LOC Agreement accrue interest at twelve percent (12%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. The Company has the right to submit draw requests under the 2022 LOC Agreement until April 15, 2023. Each draw request is subject to the approval of IDI in its sole discretion. The amount drawn, plus all accrued interest therein, is repayable in full on December 1, 2023. As of November 4, 2022, the amount advanced under the 2022 LOC Agreement was $400,000.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The most significant estimates relate to the calculation of stock-based compensation, useful lives and recoverability of long-lived assets, income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. There have been no material changes to the Company’s accounting estimates since the Company’s financial statements for the fiscal year ended August 31, 2021.

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606.

Revenues from digital currency mining – General

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer;
•	Step 2: Identify the performance obligations in the contract;
•	Step 3: Determine the transaction price;
•	Step 4: Allocate the transaction price to the performance obligations in the contract; and
•	Step 5: Recognize revenue when the Company satisfies a performance obligation.

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

•	Variable consideration
•	Constraining estimates of variable consideration
•	The existence of a significant financing component in the contract
•	Noncash consideration
•	Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

The Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are immaterial and are recorded as a deduction from revenue), for successfully adding a block to the blockchain. The terms of the agreement provide that neither party can dispute settlement terms after thirty-five days following settlement. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the cryptocurrency award received is determined using the market rate of the related cryptocurrency at the time of receipt.

Revenues from Hosting

The Company provides energized space to customers who locate their equipment within the Company’s co-hosting facility. The equipment generating the hosting revenue is owned by the customer. Currently, the Company accepts the mining proceeds daily from the mining pool into a cold wallet address in the Company’s name. The Company sends its hosting client its portion daily, as the Company receives such proceeds. All performance obligations are achieved simultaneously by providing the hosting environment for the customers’ operations.  Hosting revenues consist of amounts billed in U.S. dollars for electricity and other fees, and a percentage of cryptocurrency generated by the client’s hosting activities. With regard to hosting revenues that are billed in U.S. dollars, revenues are recorded at the time of invoicing. With regard to hosting revenues that are based on a percentage of cryptocurrency generated by the customer, revenues are recorded based on the Company’s share of cryptocurrency received from the mining pool on the date of receipt.

During the period ending August 31, 2022, all of the Company’s hosting revenue was derived from one hosting customer.

Revenues from the sale of mining equipment

The Company records revenue from the resale of mining equipment it has purchased. Revenue for the sale of mining equipment is recognized under the guidelines of ASC 606.

Revenues From Mining

Revenues from mining cryptocurrency for its own account will be recorded at the spot price for the cryptocurrency on a daily basis based on the Company’s proportionate share of cryptocurrency earned by the mining pools in which the Company participates on the date the Company receives its share from the pool.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On August 31, 2022, and August 31, 2021, the Company’s cash equivalents totaled $392,550 and $218,737, respectively.

Cryptocurrency

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment quarterly, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses, if the price of cryptocurrency increases is not permitted. During the year ended August 31, 2022, the Company recorded an impairment charge of $11,535 due to a reduction in the quoted price of cryptocurrency.

Cryptocurrency earned by the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows. The sales of digital currencies are included within investing activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in other income (expense) in the consolidated statements of operations and comprehensive income (loss). The Company accounts for its gains or losses in accordance with the first in first out (“FIFO”) method of accounting.

The Company holds its cryptocurrencies in a cold storage wallet account in its name, and not with a custodian or other intermediary. The Company has an account with Gemini Trust Company, LLC, which is a qualified custodian regulated by the New York Department of Financial Services. Currently, the Company does not store cryptocurrencies at Gemini, and only transfers cryptocurrencies that it desires to liquidate to its account at Gemini immediately prior to the liquidation. The Company uses Gemini’s multi-signature feature for account access.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC Topic 260, “Earnings per Share.” Basic earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. As of August 31, 2022 there were no common stock equivalents that were dilutive.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, with the assistance of management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2022. These controls are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2022 based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2022 based on those criteria.

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

(c)	Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance Directors and Executive Officers

Our directors and executive officers and their ages at December 1, 2022, are listed in the following table:

Name	Age	Title
Jonathan Bates	52	Chairman of the Board and Chief Executive Officer
Erik S. Nelson	55	President and Director
Raymond Mow	56	Chief Financial Officer and Director
Seth Bayles	42	Corporate Secretary and Director
Michael Maloney	37	Director
Ryan Ramnath	29	Chief Operating Officer

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

Ryan Ramnath has served as our Chief Operating Officer since July 2021. Ryan Ramnath currently holds the role as Chief Executive Officer (CEO) of Bitflair Mining Corp. (“Bitfair”), a Canadian owned Trinidad-operated liquid cooled bitcoin mine. Mr. Ramnath co-founded Bitflair in 2017 and was instrumental in navigating the local Trinidad environment to successfully launch the first liquid-cooled bitcoin mine in the Caribbean. Since 2014, Mr. Ramnath has worked in various engineering capacities in the upstream and downstream energy sectors. Mr. Ramnath worked for the National Gas Company of Trinidad and Tobago from June 2014 to August 2014 as reliability engineer intern. Mr. Ramnath worked for Imperial Oil Company as a pipeline engineer from September 2015 to April 2016. Mr. Ramnath worked for BHP Billiton has a drilling engineering Intern from June 2016 to August 2016. Mr. Ramnath has worked for Royal Dutch Shell since January 2018 to the present, first as a wellsite operations engineer from until July 2019, and thereafter as drilling engineer. As the CEO of Bitflair Mining Corp, Mr. Ramnath has developed special skills in the design, engineering and implementation of solutions in the liquid-cooled hosting business. Mr. Ramnath was appointed as the Chief Operating Officer (COO) of Bitmine Immersion Technologies in 2021 due to his comprehensive understanding of the liquid-cooled bitcoin mining infrastructure and ability to build, fix and repair any mechanical issues which may arise. Mr. Ramnath graduated from the University of Toronto with a Mechanical Engineering – High 5 Distinction.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended August 31, 2022, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such report, except as follows:

•	Raymond Mow failed to file a Form 4 reporting the issuance of 850,000 shares of common stock as compensation on August 23, 2022;

•	Erik S. Nelson failed to file a Form 4 reporting the issuance of 600,000 shares of common stock as compensation on August 23, 2022;

•	Jonathan Bates failed to file a Form 4 (but filed a Form 5) reporting the issuance of 150,000 shares of Series A Convertible Preferred Stock as compensation, and the issuance to Innovative Digital Investors Emerging Technology, LP of 303,996 shares of Series A Convertible Preferred Stock in conversion of a loan to the Company, each of which occurred on August 31, 2022;

•	Rykor Energy Solutions, LLC failed to file a Form 3 reporting its ownership of 2,672,000 shares of common stock, 2,672,000 Class C-1 Warrants, and 2,672,000 Class C-2 Warrants that it acquired in June 2022 by subscribing in the Company’s Unit Offering.

Item 11. Executive Compensation

The following identifies the elements of compensation for fiscal years 2022 and 2021 with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during fiscal year 2022, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at August 31, 2022 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at August 31, 2022.

Based on our compensation for the fiscal year ended August 31, 2022, Jonathan Bates and Erik Nelson constitute our only “named executive officers” pursuant to Item 402 of Regulation S-K.

Summary Compensation Table

	Fiscal		Stock		All Other
Name and Principal Position	Year	Salary	Compensation	(a)	Compensation	Total
Erik S. Nelson (1)	2022	$–	$110,000		$–	$110,000
Chief Executive Officer	2021	$–	$–		$–	$–

Jonathan Bates (2)	2022	$–	$–		$–	$–
Chief Executive Officer	2021	$–	$–		$–	$–

(1) Mr. Nelson served as our chief executive officer from July 16, 2020 to May 2022.  Mr. Nelson did not receive any cash compensation for his services for either the 2021 or 2022 fiscal years. On August 31, 2022 Mr. Nelson was awarded two tranches of common stock. The first tranche of 250,000 shares immediately vested and were valued at $0.44 for a total value of $110,000. The second tranche of 350,000 shares cliff vests on January 15, 2025 if Mr. Nelson is employed by the Company at the time. These shares were valued at $0.44 for a total value of $154,000, and will be amortized to expense by the Company pro rata from the period from September 1, 2022 through January 15, 2025 .

2) Mr. Bates has served as our chief executive officer from May 2022 to the present. Mr. Bates did not receive any cash compensation for his service. On August 31, 2022 Mr. Bates was awarded 150,000 Series A Preferred Shares. These shares cliff vest on January 15, 2025 if Mr. Bates is employed by the Company at that time. Each Preferred Share was valued at $10 per share for a total value of $1,500,000, and will be amortized to expense by the Company pro rata from the period from September 1, 2022 through January 15, 2025.

(a) The assumptions used to value the stock compensation is as follows:

•	The Company’s common stock is very thinly traded and not indicative of the fair market value of the common stock;

•	During the fiscal year ended August 31, 2022 the Company conducted a Unit Offering of common stock and two warrants and sold $5,152,500 worth of the Unit Offering at a price of $1.25 per Unit;

•	The Company used this offering as an indication of the fair market value of its common stock and performed a Black Scholes analysis to determine the respective values of the common stock and warrants included in the Unit Offering. The Black Scholes analysis yield a value of $0.44 per share for the common stock.

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

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding all outstanding equity awards held by the named executive officers at August 31, 2022. There are no outstanding option awards. Outstanding restricted stock grants have been approved by our Board.

	Stock Awards
Name (a)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j) (1)
Jonathan Bates (2)	–	–	150,000	$1,147,826
Erik Nelson (3)	–	–	350,000	$154,000

(1)	The value of the unearned awards is based upon the estimated value of our common stock on August 31, 2022, which was $0.44 per share, based on the value estimated for the common stock in a $1.25 Unit offering completed shortly before the issuance of the awards.

(2)	The restricted stock grant consisted of 150,000 shares of Series A Preferred Stock issued as of August 31, 2022, which vest on January 15, 2025 in the event the executive is still employed by us as of that date. The Series A Preferred Shares are convertible into 2,608,696 shares of common stock. None of the shares had vested as of August 31, 2022.

(3)	The restricted stock grant consisted of 350,000 shares of common stock issued as of August 23, 2022, which vest on January 15, 2025 in the event the executive is still employed by us as of that date. None of the shares had vested as of August 31, 2022.

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

Director Compensation

The following table details the total compensation earned by our non-employee directors during the year ended August 31, 2022.

Name	Fee Earned or Paid in Cash ($) (1)	Restricted Stock Awards ($) (2)	All Other Compensation ($)	Total ($)
Michael Maloney	$–	$–	$–	$–
Seth Bayles	$–	$–	$–	$–
Raymond Mow	$–	$–	$–	$–

(1)	Excludes travel expense reimbursements.

(2)	Includes 850,000 shares of restricted issued to Mr. Mow. The shares were valued at $374,000, or $0.44 per share, which is the price at which the Company sold shares for cash in a contemporaneous offering to third parties as described in the Summary Compensation Table above for Executive Officers. These shares vest on January 15, 2025 if Mr. Mow is employed by the Company at that time and will be amortized to expense by the Company pro rata for the period from September 1, 2022 through January 15, 2025

There were no options outstanding to directors as of August 31, 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 1, 2022, certain information concerning the beneficial ownership of our common stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities & Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after December 1, 2022 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name	Shares Beneficially Owned	Percent of Common Stock (1)
5% Stockholders
Jonathan Bates (2)	23,595,583	41.7%
Innovative Digital Investors Emerging Technology, LP (2)	16,786,887	31.1%
Rykor Energy Solutions, LLC (3)	8,016,000	14.8%
Sam Jorgensen (4)	6,887,754	14.2%
BFAM Partners, LLC (2)	4,200,000	8.6%
Michael Maloney	4,000,000	8.2%
Abed Equities (5)	3,650,000	7.5%
BitFlair Mining Corp. (6)	3,443,877	7.1%
Erik S. Nelson (7)	3,255,000	6.7%
Coral Investment Partners, LP (8)	2,505,000	5.0%
Directors and Named Executive Officers
Jonathan Bates (2)	23,595,583	41.7%
Michael Maloney	4,000,000	8.2%
Ryan Ramnath (9)	3,443,877	7.1%
Erik S. Nelson (7)	2,655,000	6.5%
Raymond Mow	1,250,000	4.3%
Seth Bayles	500,000	1.0%
Officers and Directors as a Group	36,894,460	63.9%

(1)	Based on 48,706,915 shares of common stock issued and outstanding as of December 1, 2022.

(2)	Includes (i) 11,500,000 shares owned by Innovative Digital Investors Emerging Technology, LP (“Innovative”), (ii) 5,286,887 shares that Innovative has the right to acquire upon the conversion of 303,966 shares of Series A Convertible Preferred Stock, (iii) 4,200,000 shares owned by BFAM Partners, LLC, of which Mr. Bates is the 100% owner, and (iv) 2,608,696 shares that Mr. Bates has the right to acquire upon the conversion of 150,000 shares of Series A Convertible Preferred Stock. Mr. Bates has sole voting and investment power of any shares owned by Innovative by virtue of his ownership of its general partner. Mr. Bates has sole voting and investment power of any shares owned by BFAM and Co. BFAM and Co. and an individual retirement account established by Mr. Bates own approximately 14.63% of Innovative. Mr. Bates owns 90% of BFAM and Co., and a trust established for his children on the remaining 10%. Mr. Bates disclaims beneficial ownership of any shares owned by Innovative beyond his percentage interest in such entity.

(3)	Includes (i) 2,672,000 shares held outright, (ii) 2,672,000 Class C-1 Warrants which are exercisable immediately, and (iii) 2,672,000 Class C-2 Warrants which are exercisable immediately. John Kelly and Nick Marrocco have shared voting and investment power over the securities owned by Rykor Energy Solutions, LLC.

(4)	Includes (i) 3,443,877 shares owned by Mr. Jorgensen and (ii) 3,443,877 shares owned by BitFlair Mining Corp. (“BitFlair”), of which Mr. Jorgensen has shared voting and investment power. Mr. Jorgenson disclaims beneficial ownership of shares held by BitFlair beyond his 40% percentage interest therein.

(5)	Gabriel Abed sole voting and investment power over any shares owned by Abed Equities.

(6)	Ryan Ramnath and Sam Jorgenson have shared voting and investment power over any shares owned by Bitflair Mining Corp.

(7)	Includes (i) 600,000 shares owned by Mr. Nelson, (ii) 2,505,000 shares beneficially owned by Coral Investment Partners, LP (“Coral”), as to which Mr. Nelson, in his capacity as owner of the general partner, has sole voting and investment power, consisting of (A) 1,505,000 shares owned by Coral, (B) 500,000 Class A Warrants owned by Coral which are immediately exercisable, and (C) 500,000 Class B Warrants owned by Coral which are immediately exercisable, (iii) 150,000 shares beneficially owned by Sterling Acquisitions 1, Inc., which is owned by Mr. Nelson, consisting of (X) 50,000 shares owned by Sterling, (Y) 50,000 Class A Warrants owned by Sterling, and (Z) 50,000 Class B Warrants owned by Sterling. Mr. Nelson disclaims beneficial ownership of shares held by Coral beyond his 40% ownership interest therein.

(8)	Includes (A) (i) 1,505,000 shares held outright, (ii) 500,000 Class A Warrants which are exercisable immediately, and (iii) 500,000 Class B Warrants which are exercisable immediately. Erik S. Nelson has sole voting and investment power of any shares owned by Coral Investment Partners, LP.

(9)	Includes 3,443,877 shares owned by BitFlair Mining Corp. (“BitFlair”), of which Mr. Ramnath has shared voting and investment power. Mr. Ramnath disclaims beneficial ownership of shares held by BitFlair beyond his percentage interest in Bitflair of 40%.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of August 31, 2022 about the securities issued, or authorized for future issuance, under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders	–	–	–
2022 Restricted Common Stock Grants to Officers (1)	3,550,000	$0.44	–
2022 Restricted Common Stock Bonus Grants to Officer (2)	101,516	$0.44	n/a
2022 Restricted Preferred Stock Grant to Officer (3)	2,608,696	$0.44	–
2021 Restricted Common Stock Grant to Officer (4)	4,500,000	$0.015	–
Total	10,760,212	$0.2622	–

(1)	Consists of the following transactions:
a.	In February 2022, we granted 2,100,000 shares of restricted common stock to Chris Moses. The shares were valued at $924,000 on the date of the award, based on a value of $0.44 per share. The shares vest on January 15, 2027.
b.	In August 2022, we granted 850,000 shares of restricted common stock to Raymond Mow. The shares were valued at $374,00 on the date of the award, based on a value of $0.44 per share. The shares vest on January 15, 2025.
c.	In August 2022, we granted 600,000 shares of restricted common stock to Erik S. Nelson. The shares were valued at $264,000 on the date of the award, based on a value of $0.44 per share. 250,000 of the shares were for past services and vested immediately. The remaining 350,000 shares vest on January 15, 2025.
(2)	In February 2022, we entered into an employment agreement with Chris Moses, under which we are obligated to issue quarterly bonuses payable in shares of common stock equal to $50,000 divided by the closing price on the last day of each calendar quarter. During the fiscal year ended 2022, we issued Mr. Moses 101,516 shares of common stock as quarterly bonuses, which we valued at $0.44 per share rather than the closing price for common stock.
(3)	In August 2022, we granted 150,000 shares of restricted Series A Convertible Preferred Stock to Jonathan Bates. The shares were valued at $1,500,000 on the date of the award. The shares vest on January 15, 2025. The shares are convertible into common stock at the stated value of $10 per share divided by $0.575, which would result in the issuance of 2,608,696 shares of common stock on conversion.
(4)	In August 2021, we granted 4,000,000 shares to Michael Maloney and 500,000 shares issued to Seth Bayles as compensation for agreeing to join the board of directors. The shares were valued at $0.015, which is the price at which the Company sold shares for cash in a contemporaneous offering to third parties.

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

On July 22, 2021, the Company entered into the LOC Agreement with Innovative Digital Investors Emerging Technology, L.P. (“IDI”), a limited partnership controlled by Jonathan Bates, our Chairman, and Raymond Mow, our chief financial officer and a director. The LOC Agreement was amended and restated in its entirety on August 4, 2021, September 29, 2021, March 30, 2022 and June 24, 2022. On August 31, 2022, the Company and IDI agreed to convert all amounts then due under the LOC Agreement into shares of Series A Convertible Preferred Stock with a stated value equal to the principal and interest due under the LOC Agreement, which resulted in the issuance of 303,966 shares of Series A Preferred Stock for $3,039,662 due thereunder.

On October 19, 2022, the Company entered into a new Line of Credit Agreement (the “2022 LOC Agreement”) with IDI. The 2022 LOC Agreement provides for loans of up to $1,000,000 at the request of the Company to finance the purchase of equipment necessary for the operation of the Company’s business, and related working capital. Loans under the 2022 LOC Agreement accrue interest at twelve percent (12%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. The Company has the right to submit draw requests under the 2022 LOC Agreement until April 15, 2023. Each draw request is subject to the approval of IDI in its sole discretion. The amount drawn, plus all accrued interest therein, is repayable in full on December 1, 2023. As of December 9, 2022, the amount advanced under the 2022 LOC Agreement was $400,000.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services provided by BF Borgers CPA PC for the years ended August 31, 2022 and 2021, respectively:

The following table shows the fees billed aggregate to the Company for the periods shown:

	Fiscal Year 2022	Fiscal Year 2021
Audit Fees (1)	$$129,680	$12,000
Total Fees	$129,680	$12,000

(1)	Audit Fees. Audit services include work performed for the audit of our financial statements and the review of financial statements included in our quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

•	Report of Independent Registered Public Accounting Firms;

•	Balance Sheets as of August 31, 2022 and August 31, 2021;

•	Statements of Operations for the Years Ended August 31, 2022 and 2021;

•	Statements of Stockholders’ Equity for the Years Ended August 31, 2022 and 2021;

•	Statements of Cash Flows for the Years Ended August 31, 2022 and 2021.

(3)	Exhibits

The accompanying Index to Exhibits is incorporated herein by reference.

Item 16. 10-K Summary

None.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Form 8-K filed September 6, 2022).

3.2	Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock (incorporated by reference from Form 8-K filed September 6, 2022.

3.3	Certificate of Merger (incorporated by reference from Form 10 filed October 27, 2020).

3.4	Bylaws of Sandy Springs Holdings, Inc. (incorporated by reference from Form 10 filed October 27, 2020).

4.1	Amended Form of Class A Warrant (Incorporated by reference from Exhibit 4.1 to Form 8-K filed July 27, 2021).

4.2	Amended Form of Class B Warrant (Incorporated by reference from Exhibit 4.2 to Form 8-K filed July 27, 2021).

4.3	Warrant Agent Agreement by and between Bitmine Immersion Technologies, Inc. and West Coast Stock Transfer, Inc. (incorporated by reference from Form 8-K/A filed September 9, 2021).

4.4	Form of Class C-1 Warrant (incorporated by reference from Form S-1, File No. 333-266348, filed July 27, 2022).

4.5	Form of Class C-2 Warrant (incorporated by reference from Form S-1, File No. 333-266348, filed July 27, 2022).

4.6	Form of Class C-3 Warrant (incorporated by reference from Form S-1, File No. 333-266348, filed July 27, 2022).

10.1	Employment Agreement between the Company and Ryan Ramnath dated July 19, 2021 (incorporated by reference from Form 8-K/A filed September 9, 2021).

10.2*	Master Services Agreement between Telecommunications Services of Trinidad and Tobago Limited and the Company for Colocation Services dated October 21, 2021

10.3*	Form of Restricted Stock Agreement

10.4	Line of Credit Agreement between the Company and Innovative Digital Investors Emerging Technology, L.P. dated October 19, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).

10.5	Promissory Note executed by ROC Digital Mining I LLC dated October 13, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).

10.6	Security Agreement executed by ROC Digital Mining I LLC and the Company dated October 13, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).

10.7	Transfer, Bill of Sale and Assignment executed by ROC Digital Mining I LLC and the Company dated October 13, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).

10.8	Limited Liability Company Operating Agreement of ROC Digital Mining I LLC dated July 27, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).

10.9	Limited Liability Company Operating Agreement of ROC Digital Mining Manager LLC dated July 27, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).

14	Code of Ethics (incorporated by reference to the Annual Report on Form 10-K for the year ended August 31, 2021).

21	List of Subsidiaries (incorporated by reference from Form S-1, File No. 333-266348, filed July 27, 2022).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Accounting Officer.

32.1**	Section 1350 Certification of Principal Executive Officer.

32.2**	Section 1350 Certification of Principal Financial Officer.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BITMINE IMMERSION TECHNOLOGIES, INC.

Dated: December 9, 2022	By:	/s/ Jonathan Bates
Jonathan Bates, Chief Executive Officer
(Principal Executive Officer)

Dated: December 9, 2022	By:	/s/ Raymond Mow
Raymond Mow, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jonathan Bates	Chairman, Director and Chief Executive Officer	December 9, 2022
Jonathan Bates

/s/ Erik S. Nelson	Director and President	December 9, 2022
Erik S. Nelson

/s/ Raymond Mow	Director and Chief Financial Officer	December 9, 2022
Raymond Mow

/s/ Seth Bayles	Director	December 9, 2022
Seth Bayle

/s/ Michael Maloney	Director	December 9, 2022
Michael Maloney

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Bitmine Immersion Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bitmine Immersion Technologies, Inc. as of August 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2020

Lakewood, CO

December 9, 2022

Bitmine Immersion Technologies, Inc.

Balance Sheets

	August 31,	August 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$392,550	$218,737
Prepaid expenses	5,000	–
Notes receivable - short term	491,395	–
Total current assets	888,945	218,737
Cryptocurrency	21,434	–
Notes receivable - long term	532,345	–
Fixed assets, net	21,875	–
Fixed assets - not in service	6,509,602	427,296
Total assets	$7,974,201	$646,033

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	84,761	3,680
Accrued interest - related party	–	4,505
Loans payable - related party	–	277,296
Deferred revenue	232,913	–
Total current liabilities	317,673	285,481
Deferred revenue -long term	252,322	–
Total liabilities	569,995	285,481

Commitments and contingencies	–	–

Stockholders' Equity:
Series A Preferred Stock, $0.0001 par value, 500,000 shares authorized, 453,966 and -0- shares issued and outstanding as of August 31, 2022 and August 31, 2021, respectively	45	–
Common stock, $0.0001 par value, 500,000,000 shares authorized; 48,606,915 and 40,433,399 issued and outstanding as of August 31, 2022 and August 31, 2021 respectively	4,861	4,043
Additional paid-in capital	9,865,866	817,842
Accumulated deficit	(2,466,566)	(461,334)
Total stockholders' equity	7,404,205	360,551
Total liabilities and equity	$7,974,201	$646,033

The accompanying notes are an integral part of the consolidated financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Operations

	Year	Year
	ended	ended
	August 31,	August 31,
	2022	2021
Revenue from the sale of mining equipment	$394,700	$–
Revenue from hosting	23,644	–
Revenue self-mining	9,325	–
Total revenue	427,668	–
Cost of sales mining equipment	355,407	–
Cost of sales hosting and self-mining	201,292	–
Gross profit	(129,030)	–

Operating expenses:
General and administrative expenses	227,597	63,815
Professional and investment banking fees	856,925	–
Related party compensation	489,096	68,000
Impairment of cryptocurrency	11,535	–
Total operating expenses	1,585,154	131,815
Loss from operations	(1,714,184)	(131,815)
Other (expense)
Interest expense	(291,048)	(22,424)
Other (expense)	(291,048)	(22,424)
Net loss	(2,005,233)	(154,239)

Basic and diluted earnings (loss) per common share	$(0.05)	$(0.02)

Weighted-average number of common shares outstanding:
Basic and diluted	43,107,688	9,758,184

The accompanying notes are an integral part of the consolidated financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Changes in Stockholders' Equity

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31,2020	–	$–	2,688,400	$269	$256,751	$(307,095)	$(50,075)

Proceeds from private placement	–	–	32,994,999	3,299	490,316	–	493,615

Stock based compensation related party	–	–	4,500,000	450	67,050	–	67,500

Stock based compensation	–	–	250,000	25	3,725	–	3,750

Net loss	–	–	–	–	–	(154,239)	(154,239)

Balance, August 31, 2021	–	$–	40,433,399	$4,043	$817,842	$(461,334)	$360,551

	`				Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2021	–	$–	40,433,399	$4,043	$817,842	$(461,334)	$360,551

Stock based compensation - related party	–	–	2,201,516	220	108,250	–	108,741

Conversion of debt to Series A Preferred - related party	303,966	30	–	–	3,039,632	–	3,039,662

Series A Preferred for services - related party	150,000	15	–	–	(15)	–	–

Common stock issued for services - related party	–	–	1,450,000	145	109,855	–	110,000

Common shares issued for services	–	–	400,000	40	637,944	–	637,964

Common shares sold in a private placement	–	–	4,122,000	412	5,152,088	–	5,152,500

Net loss	–	–	–	–	–	(2,005,233)	(2,005,233)

Balance. August 31, 2022	453,966	$45	48,606,915	$4,861	$9,865,865	$(2,466,566)	$7,404,205

The accompanying notes are an integral part of the consolidated financial statements

Bitmine Immersion Technologies, Inc.

Statements of Cash Flows

	Year	Year
	ended	ended
	August 31,	August 31,
	2022	2021

Cash flows from operating activities
Net loss	$(2,005,233)	$(154,239)
Stock based compensation	856,724	71,250
Depreciation	3,125	–
Change in balance sheet accounts
Notes receivable	(1,023,741)	–
Cryptocurrencies	(21,434)	–
Prepaid expenses	(5,000)	–
Accounts payable	81,081	3,680
Deferred revenue	485,234	–
Accrued liabilities -related parties	–	2,948
Net cash used in operating activities	(1,629,243)	(76,361)

Cash flows from investing activities
Purchase of fixed assets	(6,107,306)	(427,296)
Net cash used in investing activities	(6,107,306)	(427,296)

Cash flows from financing activities:
Common shares sold in a private placement	5,152,500	493,615
Related party loans -net	2,757,861	226,849
Net cash provided by financing activities	7,910,361	720,464

Net increase in cash and cash equivalents	173,812	216,807
Cash and cash equivalents at beginning of period	218,737	1,930
Cash and cash equivalents at end of period	$392,550	$218,737

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

BITMINE IMMERSION TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company’s financial statements in this Report for the periods ended August 31, 2022, and August 31, 2021, and all references thereto have been retroactively adjusted to reflect the split unless specifically stated otherwise.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The most significant estimates relate to the calculation of stock-based compensation, useful lives and recoverability of long-lived assets, income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. There have been no material changes to the Company’s accounting estimates since the Company’s financial statements for the fiscal year ended August 31, 2021.

Segment Reporting

The Company operates in one segment - the cryptocurrency mining industry. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. All material Company operations qualify for aggregation due to their similar customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing and distribution processes.

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606.

Revenues from digital currency mining

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer;
•	Step 2: Identify the performance obligations in the contract;
•	Step 3: Determine the transaction price;
•	Step 4: Allocate the transaction price to the performance obligations in the contract; and
•	Step 5: Recognize revenue when the Company satisfies a performance obligation.

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

•	Variable consideration
•	Constraining estimates of variable consideration
•	The existence of a significant financing component in the contract
•	Noncash consideration
•	Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

The Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are immaterial and are recorded as a deduction from revenue), for successfully adding a block to the blockchain. The terms of the agreement provide that neither party can dispute settlement terms after thirty-five days following settlement. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the cryptocurrency award received is determined using the market rate of the related cryptocurrency at the time of receipt.

Revenues from Hosting

The Company provides energized space to customers who locate their equipment within the Company’s co-hosting facility. The equipment generating the hosting revenue is owned by the customer. Currently, the Company accepts the mining proceeds daily from the mining pool into a cold wallet address in the Company’s name. The Company sends its hosting client its portion daily, as the Company receives such proceeds. All performance obligations are achieved simultaneously by providing the hosting environment for the customers’ operations.  Hosting revenues consist of amounts billed in U.S. dollars for electricity and other fees, and a percentage of cryptocurrency generated by the client’s hosting activities. With regard to hosting revenues that are billed in U.S. dollars, revenues are recorded at the time of invoicing. With regard to hosting revenues that are based on a percentage of cryptocurrency generated by the customer, revenues are recorded based on the Company’s share of cryptocurrency received from the mining pool on the date of receipt.

During the period ending August 31, 2022, all of the Company’s hosting revenue was derived from one hosting customer.

Revenues from the sale of mining equipment

The Company records revenue from the resale of mining equipment it has purchased. Revenue for the sale of mining equipment is recognized under the guidelines of ASC 606.

Revenues From Self -Mining

Revenues from mining cryptocurrency for its own account will be recorded at the spot price for the cryptocurrency on a daily basis based on the Company’s proportionate share of cryptocurrency earned by the mining pools in which the Company participates on the date the Company receives its share from the pool.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On August 31, 2022, and August 31, 2021, respectively, the Company’s cash equivalents totaled $392,550 and $218,737, respectively.

Cryptocurrency

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment quarterly, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses, if the price of cryptocurrency increases, is not permitted. During the year ended August 31, 2022, the Company recorded an impairment charge of $11,535 due to a reduction in the quoted price of cryptocurrency.

Cryptocurrency earned by the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows. The sales of digital currencies are included within investing activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in other income (expense) in the consolidated statements of operations and comprehensive income (loss). The Company accounts for its gains or losses in accordance with the first in first out (“FIFO”) method of accounting.

The Company holds its cryptocurrencies in a cold storage wallet account in its name, and not with a custodian or other intermediary. The Company has an account with Gemini Trust Company, LLC, which is a qualified custodian regulated by the New York Department of Financial Services. Currently, the Company does not store cryptocurrencies at Gemini, and only transfers cryptocurrencies that it desires to liquidate to its account at Gemini immediately prior to the liquidation. The Company uses Gemini’s multi-signature feature for account access.

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

Stock Purchase Warrants

The Company accounts for warrants issued to purchase shares of its common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. We determine the accounting classification of warrants we issue, as either liability or equity classified, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate us to settle the warrants or the underlying shares by paying cash or other assets, and warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet the liability classification under ASC 480-10, we assess the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature.

If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, we also assess whether the warrants are indexed to our common stock and whether the warrants are classified as equity under ASC 815-40 or other GAAP. After all such assessments, we conclude whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. We do not have any liability classified warrants as of any period presented.

Property and equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for leasehold improvements are typically the lesser of the estimated useful life of the asset or the life of the term of the lease. The estimated useful lives for all other property and equipment are as follows:

Life (Years)
Miners and mining equipment	3
Machinery and equipment	5-7
Office and computer equipment	3

No depreciation is recorded on an asset until it is placed in service. Due to the nature of the equipment, it can only be placed in service when the hosting site is properly configured to turn on the machines. As of August 31, 2022, and August 31, 2021 had $6,509,602 and $427,296, respectively, of fixed assets not in service. As of the same dates respectively, $25,000 and $-0- equipment was in service. During the years ended August 31, 2022 and August 31, 2021, we recorded $3,125 and $-0-, respectively, in depreciation expense.

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

In March 2022, the SEC staff released Staff Accounting Bulletin No. 121 ("SAB 121"), which requires entities that hold crypto assets on behalf of platform users to recognize a liability to reflect the entity’s obligation to safeguard the crypto assets held for its platform users, whether directly or through an agent or another third party acting on its behalf, along with a corresponding safeguarding asset. Both the liability and corresponding safeguarding asset shall be measured at fair value. SAB 121 also requires disclosure of the nature and amount of crypto assets being safeguarded, how the fair value is determined, an entity’s accounting policy for safeguarding liabilities and corresponding safeguarding assets, and may require disclosure of other information about risks and uncertainties arising from the entity’s safeguarding activities. The Company is not in the business of holding its customer’s crypto assets for safekeeping. For crypto assets that are not maintained on our platform and for which the Company does not maintain a private key or the ability to recover a customer’s private key, these balances are not recorded, as there is no related safeguarding obligation in accordance with SAB 121. This guidance is effective from the first interim period after June 15, 2022 and should be applied retrospectively. We adopted SAB 121 during the three months ended August 31, 2022, and it did not have any impact on our financial statements.

NOTE 2 – CRYPTOCURRENCIES

The following table presents additional information about the Company’s Bitcoin for the year ended August 31, 2022:

Beginning balance – August 31, 2021	$–
Revenue received from hosting and self-mining	32,969
Impairment of cryptocurrencies	(11,535)
Ending balance – August 31, 2022	$21,434

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues:

	Year Ended August 31,
	2022	2021
Hosting revenue and self-mining revenue – net	$32,969	$–
Equipment sales	394,700	–
Total revenue	$427,669	$–

NOTE 4 – PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at August 31, 2022 and August 31, 2021:

	August 31, 2022			August 31, 2021
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$25,000	$(3,125)	$21,875	$–	$–	$–
Equipment not yet in service	6,509,602	–	6,509,602	427,296	–	427,296
Total fixed assets	$6,534,602	$(3,125)	$6,531,477	$427,296	$–	$427,296

For the year ended August 31, 2022 and 2021, the Company recorded $3,125 and $-0-, respectively in depreciation expense.

NOTE 5 – NOTES RECEIVABLE

As of August 31, 2022 and August 31, 2021 the balance of notes receivable, short term and long term was $1,023,741 and $-0-, respectively. As of May 31, 2022 the Company had a note receivable arose from the sale of mining equipment and pursuant to a hosting agreement with the Crypto Company (“TCC”) for $337,500, in which half of the sale proceeds of $168,750 was received by the Company in cash, and the remaining half was in the form of a note receivable for $168,750.

On October 19, 2022, the Company entered into a Repurchase and Hosting Agreement (the “TCC Agreement”) with “TCC”, under which the Company agreed to repurchase certain ASIC miners which it had previously sold to TCC, purchase some additional ASIC miners owned by TCC, and terminate a hosting agreement between the Company and TCC. On February 23, 2022, the Company sold TCC 70 Antminer T-17’s for $175,000 and 25 Whatsminers for $162,500, for a total purchase price of $337,500. TCC paid 50% of the purchase price in cash, and the balance by execution of a note payable to the Company for $168,750. Simultaneous with the sale, the Company and TCC entered into a hosting agreement under which the Company agreed to host the miners at its hosting facilities in Trinidad, along with other miners owned by TCC. Under the hosting agreement, the Company will (a) accept the return of the 70 Antminer TY-17s for a credit of $175,000, (b) purchase the 25 Whatsminers for $62,500, and (c) purchase 72 Antminer T-19s from TCC for $144,000. The credit and purchase prices for the equipment will be applied to cancel the note, with the balance of $212,500 payable by the Company in cash. Upon consummation of the TCC Agreement, the hosting agreement will be terminated. The effective date of the TCC Agreement will not occur until the Company pays the net price due to TCC. The Company plans to use the 25 Whatsminers and 72 Antminer T-19s in its self-mining operations, as part of its transition from a hosting company to a self-mining company. The Company believes it can repair some of the 70 Antminer T-17s, which it will use for self-mining. As a result of the TCC Agreement the Company wrote off its note receivable of $168,750 and charged it to "Cost of sales - mining equipment” on its Statements of Operations for the year ended August 31, 2022.

On August 12, 2022 the Company sold two immersion crypto containers to West Indian Mining Company Ltd. (“Wimco”) for $960,000. Wimco made an initial payment of $50,000 prior to August 31, 2022 which the Company recorded as revenue on its Statement of Operations for period ended August 31, 2022. Under the terms of the agreement Wimco agreed to make 25 equal monthly installment payments of $40,950 which includes interest at 7.5%. Under the guidelines of ASC 606, since Wimco is a new entity with a limited credit history and terms of the sale to Wimco enable the Company to regain title to the equipment in the event of a payment default, the Company has recorded deferred revenue of $485,234 on the transaction. As Wimco makes its monthly payments, the Company will reduce its note receivable and deferred revenue and recognize income from the sale of equipment, cost of sales and interest income.

 NOTE 6– LOANS PAYABLE AND ACCRUED LIABILITIES, RELATED PARTY

On July 22, 2021 the Company entered into a Line of Credit Agreement with Innovative Digital Investors Emerging Technology, L.P. (“IDI”), a limited partnership controlled by Jonathan Bates, the Company’s Chairman, and Raymond Mow, the Company’s Chief Financial Officer and a Director. The Line of Credit Agreement was amended and restated several times (as amended and restated, the “LOC Agreement”). The LOC Agreement, as most recently amended, provides for loans of up to $3,000,000 at the request of the Company to finance the purchase of equipment necessary for the operation of the Company’s business, and related working capital. Loans under the LOC Agreement accrue interest at fifteen percent (15%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full.

On August 31, 2022, the Company issued 303,966 shares of Series A Convertible Preferred Stock to IDI. in satisfaction of all outstanding indebtedness of $3,039,662, comprised of $2,744,108 in principal and $295,554 in interest. See Note 7. Stockholders’ Equity

As of August 31, 2022, and August 31, 2021, the Company owed $-0- and $277,296, respectively, on the LOC. Additionally, these loans accrue interest at the rate of 15% percent per annum. As of August 31, 2022, and August 31, 2021, accrued interest was $-0- and $4,505, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of Common Stock with a par value of $0.0001. As of August 31, 2022, and August 31, 2021, there were 48,606,915 and 40,433,399 shares outstanding, respectively.

In January 2022, the Company commenced a $10.0 million Unit Offering of its common stock and warrants at a Unit price of $1.25 per Unit, comprised of one share of its common stock, one Class C-1 Warrant and one Class C-2 Warrant.

Each Class C-1 Warrant is exercisable to purchase one share of the Company’s common stock until January 15, 2025, at an exercise price of $2.00 per share, provided that the Class C-1 Warrant is callable on thirty days’ notice at by the Company at any time that (i) the market value of the Common Stock exceeds $4.00 per share of the twenty (20) previous trading days (ii) the Common Stock has an average daily trading volume of greater than 50,000 shares per day during the previous (20) trading days, as reported by Bloomberg L.P. and (iii) a registration statement is in effect covering the resale of the shares issuable upon exercise of the Warrant. The Class C-1 Warrant is exercisable on a cashless basis if the Company fails to file a registration statement to register the shares issuable on exercise within thirty days of termination of the Unit Offering, or such registration statement is not declared effective within six months after the termination of the Unit Offering; otherwise, the Class C-1 Warrant may only be exercised on a cash basis.

Each Class C-2 Warrant is exercisable to purchase one share of the Company’s common stock until January 15, 2025, at an exercise price of $4.00 per share, provided that the Class C-2 Warrant is callable on thirty days’ notice at by the Company at any time that (i) the market value of the Common Stock exceeds $7.00 per share of the twenty (20) previous trading days (ii) the Common Stock has an average daily trading volume of greater than 50,000 shares per day during the previous (20) trading days, as reported by Bloomberg L.P. and (iii) a registration statement is in effect covering the resale of the shares issuable upon exercise of the Warrant. The Class C-2 Warrant is exercisable on a cashless basis if the Company fails to file a registration statement to register the shares issuable on exercise within thirty days of termination of the Unit Offering, or such registration statement is not declared effective within six months after the termination of the Unit Offering; otherwise, the Class C-2 Warrant may only be exercised on a cash basis.

The Company accounts for the issuance of equity in the Unit Offering under the guidelines of ASC 820, “Fair Value Measurement” since its common stock is considered thinly traded and not indicative of fair market value.

Additionally, the Company accounts for warrants issued to purchase shares of its common stock in the Units Offering as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. Under those guidelines, the Company, using Black Scholes methodology to estimate the fair value of the warrants that are issued. Using the Black-Scholes method and the variables below, the Company estimated that each Class C-1 Warrant was worth $0.41, each Class C-2 Warrant was worth $0.40, and therefore that the value of the common stock sold in the Unit offering was worth $0.44.

Exercise Price	$1.25 -$4.00
Stock Price	$1.25
Risk-free interest rate	0.04%
Expected volatility	223.3
Expected life (in years)	3.00
Expected dividend yield	$-0-

The paid in capital associated with the Unit Offering has been aggregated on one line item in the Statements of Changes in Stockholders Equity. No expense was recorded in connection with the Unit Offering.

Issuance of Common Shares

During the year ended August 31, 2022, the Company issued the following shares of restricted common stock:

•	200,000 shares were issued to an investment banking firm for banking services. The shares were valued at $550,000, or $2.75 per share which was the closing price of the shares on the date of issuance.
•	2,100,000 shares subject to vesting for services to a company employee. The common shares were valued at $924,000, or $0.44 per share according to the value indicated from the Unit Offering described above. The value of the shares will be amortized over a 60-month vesting period.
•	4,122,000 shares were sold to accredited investors under the Unit Offering. The Unit Offering was valued at $1.25 per Unit, as described above for total proceeds of $5,152,500.
•	200,000 shares were issued to an investment banking firm for banking services. The shares were valued at $88,000, or $0.44 per share according to the value indicated from the Unit Offering described above.
•	101,516 shares were issued to an executive officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $444,667, or $0.44 per share according to the value indicated from the Unit Offering described above. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.
•	850,000 shares were issued to Raymond Mow, our chief financial officer. The common shares were valued at $374,000, or $0.44 per share according to the value indicated from the Unit Offering described above. The shares vest on January 15, 2025 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2025.
•	350,000 shares were issued to Erik Nelson, our president. The common shares were valued at $154,000, or $0.44 per share according to the value indicated from the Unit Offering described above. The shares vest on January 15, 2025 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2025.
•	250,000 shares were issued to Erik Nelson, our president. The common shares were valued at $110,000, or $0.44 per share according to the value indicated from the Unit Offering described above. The shares are fully vested.

The Company estimates the fair value of stock-based compensation based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). The Company attributes compensation to expense using the straight-line method. Since the Company’s common stock is thinly traded, the Company utilizes the value, or an estimate thereof, paid by third parties for common stock in arms-length transactions with the Company.

Series A Convertible Preferred Stock

On August 31, 2022, the Company filed a Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Delaware Secretary of State, which authorized the creation and issuance of up to 500,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred”). Under the Certificate of Designation, the Series A Preferred has the following rights:

Dividends: Each share of Series A Preferred is entitled to receive non-cumulative dividends equal to the amount of dividends that the holder of such share would have received if such share of Series A Preferred were converted into shares of common stock immediately prior to the record date of the dividend declared on the common stock.

Liquidation Preference: The Series A Preferred Stock is entitled to receive, prior to any distribution to any junior class of securities, an amount equal to $10 per share, plus any accrued but unpaid dividends, as a liquidation preference before any distribution may be made to the holders of any junior security, including the common stock.

Voting Rights: Each holder of Series A Preferred Stock shall vote with holders of the common stock upon any matter submitted to a vote of shareholders, in which event it shall have the number of votes equal to the number of shares of common stock into which such share of Series A Preferred Stock would be convertible on the record date for the vote or consent of shareholders. Each holder of Series A Preferred Stock shall also be entitled to one vote per share on each submitted to a class vote of the holders of Series A Preferred Stock.

Directors: The Series A Preferred Stock has the exclusive right to nominate and vote on two (2) members of the board of directors.

Voluntary Conversion Rights: Each share of Series A Preferred Stock is convertible into that number of shares of common stock equal to the liquidation preference of the Series A Preferred divided by a conversion price of $0.575 per share.

Rank: The Series A Preferred ranks senior to the common stock and any other class or series of preferred stock that may be authorized.

Redemption by Company: The Company may redeem all of the Series A Preferred at any time on twenty days notice by payment of the liquidation preference of the Series A Preferred.

Redemption by the Holders: Any holder of Series A Preferred may request that some or all of its Series A Preferred be redeemed to the extent of 30% of the liquid net assets of the Company in excess of $2 million. To the extent any holder requests redemption under this provision, the Company is required to send a notice to all other Series A Preferred holders, who will be entitled to request redemption of some or all of their shares as well. Each holder is required to redeem at least the lesser of 10,000 shares or the number of shares of Series A Preferred held by the holder.

Redemption on Fundamental Transaction: In the event the Company engages in a fundamental transaction, a majority of the holders of Series A Preferred may require the Company to redeem all of the Series A Preferred at the closing of the transaction.

Right to Participate in Future Fundings: Each holder of Series A Preferred has the right to participate in future capital raising transactions to the extent of its proportionate ownership of the Company on an as converted basis. The right extents to any issuance of common or preferred stock or debt securities convertible into common or preferred stock, except for certain exempted transactions.

Anti-Dilution Protection: The conversion price of the Series A Preferred is subject to reduction to the extent the company issues shares of common stock at a purchase price less than the then current conversion price, (ii) debt or equity securities convertible into common stock at a conversion price less than the then current conversion price, (iii) options or warrants exercisable for common stock at an exercise price less than the then current conversion price, or (iv) options or warrants to purchase convertible debt or equity securities, where the combined exercise and conversion prices would enable the holder to acquire shares of common stock for less than the then current conversion price.

On August 31, 2022, the Company and IDI agreed to convert all principal and interest owed under the LOC Agreement into shares of Series A Preferred with a stated value equal to the principal and interest converted. The conversion resulted in the conversion of $3,039,662 of indebtedness into 303,966 shares of Series A Preferred. IDI is a limited partnership controlled by Jonathan Bates, the Company’s Chairman and CEO, and Raymond Mow, the Company’s Chief Financial Officer and a Director.

On August 31, 2022, the Company issued 150,000 shares of Series A Preferred to Jonathan Bates, our chief executive officer. The Series A Preferred Shares are convertible into 2,608,696 shares of common stock. The Series A Preferred Shares common shares were valued at $1,147,826, based on the value of the common shares into which the Series A Preferred Shares are convertible. The common shares were valued at $0.44 per share according to the value indicated from the Unit Offering described above. The shares vest on January 15, 2025 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2025.

Warrants

As of August 31, 2022, and August 31, 2021, the Company had 590,000 Class A Warrants and 590,000 Class B warrants outstanding. Both sets of warrants entitle the holder to exercise the warrants on a cash or a cashless basis until August 5, 2024. The Class A Warrants have an exercise price of $2.00 per share, and the Class B Warrants have an exercise price of $5.00 per share, but otherwise have identical terms. Also pursuant to the Company’s Unit Offering, as of August 31, 2022, the Company had issued 4,122,000 Class C-1 Warrants and 4,122,000 Class C-2 Warrants.

Pursuant to the Company’s Unit Offering, as of August 31, 2022, the Company issued 4,122,000 Class C-1 Warrants and 4,122,000 Class C-2 Warrants to subscribers in the Unit Offering. In addition, the Company issued 25,600 Class C-1 Warrants, 25,600 Class C-2 Warrants and 25,600 Class C-3 Warrants to a brokerage firm that referred certain subscribers in the Unit Offering. Each Class C-3 Warrant is exercisable to purchase one share of the Company’s common stock until June 27, 2027, at an exercise price of $1.25 per share. The Class C-3 Warrants are exercisable on a cash or a cashless basis.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of August 31, 2022 and August 31, 2021 the company had no contractual commitments.

NOTE 9 – SUBSEQUENT EVENTS

On October 19, 2022, the Company entered into a new Line of Credit Agreement (the “2022 LOC Agreement”) with IDI. The 2022 LOC Agreement provides for loans of up to $1,000,000 at the request of the Company to finance the purchase of equipment necessary for the operation of the Company’s business, and related working capital. Loans under the 2022 LOC Agreement accrue interest at twelve percent (12%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. The Company has the right to submit draw requests under the 2022 LOC Agreement until April 15, 2023. Each draw request is subject to the approval of IDI in its sole discretion. The amount drawn, plus all accrued interest therein, is repayable in full on December 1, 2023.

On October 19, 2022, the Company entered into a Repurchase and Hosting Agreement (the “TCC Agreement”) with The Crypto Company (“TCC”), under which the Company agreed to repurchase certain ASIC miners which it had previously sold to TCC, purchase some additional ASIC miners owned by TCC, and terminate a hosting agreement between the Company and TCC. On February 23, 2022, the Company sold TCC 70 Antminer T-17’s for $175,000 and 25 Whatsminers for $162,500, for a total purchase price of $337,500. TCC paid 50% of the purchase price in cash, and the balance by execution of a note payable to the Company for $168,750. Simultaneous with the sale, the Company and TCC entered into a hosting agreement under which the Company agreed to host the miners at its hosting facilities in Trinidad, along with other miners owned by TCC. Under the TCC Agreement, the Company (a) accepted the return of the 70 Antminer TY-17s for a credit of $175,000, (b) purchased the 25 Whatsminers for $62,500, and (c) purchased 72 Antminer T-19s from TCC for $144,000. The credit and purchase prices for the equipment were applied to cancel the note, with the balance of $212,500 paid by the Company in cash. Upon consummation of the TCC Agreement, the hosting agreement was terminated.

On October 13, 2022, Company entered into a joint venture with Roc Digital Mining Manager LLC (“ROC Manager”) with regard to a hosting location in Pecos, Texas which has a capacity of 5-6 megawatts over a five year period. Under the joint venture, the Company acquired a 30% interest in ROC Manager, which is the manager of ROC Digital Mining I LLC (the “ROC Operating”). The Company made a capital contribution to ROC Operating of $1,056,000, consisting of one immersion container unit valued at $300,000, six GE Protec 1500 KVA transformers valued at $750,000, and $6,000 cash. The Company also sold ROC Operating four immersion container units for $1,200,000. The purchase price for the containers is payable pursuant to a promissory note that bears interest at 5% per annum and is payable through 42 monthly payments of $31,203.64 until it is paid in full. In addition, the note is secured by a lien against the four containers. The joint venture intends to purchase ASIC miners to mine Bitcoin for its own account, rather than hosting miners for third parties.

In addition, the Company is entitled to locate one hosting container at the site which it may use for mining for its own account or hosting for third parties, and expects to pay a pro rata portion of the lease and other operating costs of the site.

