Form 10-Q
period 2022-11-30
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2023-01-05
CIK 1829311

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The number of shares outstanding of the registrant’s common stock as of January 5, 2023, was 48,778,344 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

PART I - FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions, or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by any forward-looking statements. These risks, uncertainties, and other factors include but are not limited to:

•	the risks of limited management, labor, and financial resources;

•	our ability to establish and maintain adequate internal controls;

•	our ability to develop and maintain a market in our securities;

•	our ability to obtain financing, if and when needed, on acceptable terms;

•	our projected financial position and estimated cash burn rate;

•	the success of our digital currency mining and hosting activities;

•	the volatile and unpredictable cycles in the emerging and evolving industries in which we operate, increasing difficulty rates for bitcoin mining;

•	the continued trading of digital currencies, and in particular Bitcoin, at prices that make it profitable to mine new digital currencies;

•	the availability of cost-efficient energy supplies available to mine digital currencies;

•	bitcoin halving;

•	new or additional governmental regulation;

•	the anticipated delivery dates of new hosting containers and miners;

•	the ability to successfully develop and deploy new hosting facilities;

•	the expectations of future revenue growth may not be realized;

•	ongoing demand for the Company's services;

•	the impact of global pandemics (including COVID-19) on logistics and shipping and the demand for our products and services; and

•	other risks described in the Company's prior press releases and in its filings with the Securities and Exchange Commission (SEC), including under the heading "Risk Factors" in the Company's Annual Report on Form 10-K and any subsequent filings with the SEC.

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

3

Item 1. Financial Statements.

Bitmine Immersion Technologies, Inc.

Balance Sheets

(Unaudited)

	November 30,	August 31,
	2022	2022

ASSETS
Current assets:
Cash and cash equivalents	$180,646	$392,550
Prepaid expenses	5,000	5,000
Notes receivable - short term	865,839	491,395
Total current assets	1,051,485	888,945
Cryptocurrency	21,115	21,434
Notes receivable - long term	1,355,351	532,345
Investment in joint venture	987,429	–
Fixed assets, net	410,243	21,875
Fixed assets - not in service	4,380,789	6,509,602
Total assets	$8,206,412	$7,974,201

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,728	$84,761
Accrued interest - related party	4,808	–
Loans payable-related party	400,000	–
Deferred revenue - net	319,105	232,913
Total current liabilities	775,641	317,674
Deferred revenue long term -net	421,802	252,322
Total liabilities	1,197,443	569,995

Commitments and contingencies	–	–

Stockholders' Equity:
Series A Preferred Stock, $0.0001 par value, 500,000 shares authorized, 453,966 and 453,966 shares issued and outstanding as of November 30, 2022 and August 31, 2022, respectively	45	45
Common stock, $0.0001 par value, 500,000,000 shares authorized; 48,778,344 and 48,606,915 shares issued and outstanding as of November 30, 2022 and August 31, 2022 respectively	4,878	4,861
Additional paid-in capital	9,941,277	9,865,866
Accumulated deficit	(2,937,231)	(2,466,566)
Total stockholders' equity	7,008,969	7,404,205
Total liabilities and equity	$8,206,412	$7,974,201

The accompanying notes are an integral part of the unaudited financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Operations

(Unaudited)

	Three months	Three months
	ended	ended
	November 30,	November 30,
	2022	2021
Revenue from the sale of mining equipment	$72,800	$–
Revenue from self-mining	28,916	–
Total revenue	101,716	–
Cost of sales mining equipment	43,080	–
Cost of sales mining	75,395	–
Gross (loss)	(16,759)	–

Operating expenses:
General and administrative expenses	77,532	28,538
Professional fees	161,738	623,505
Related party compensation	109,393	12,000
Impairment of fixed assets	122,950	–
Impairment of cryptocurrency	3,523	–
Total operating expenses	475,136	664,043
Loss from operations	(491,895)	(664,043)
Other income (expense)
Interest expense	(4,808)	(44,713)
Other income	16,939	–
Interest income	9,099	–
Other income (expense), net	21,230	(44,713)
Net loss	$(470,665)	$(708,756)

Basic and diluted (loss) per common share	$(0.01)	$(0.02)

Weighted-average number of common shares outstanding:
Basic and diluted	48,690,431	40,600,432

The accompanying notes are an integral part of the unaudited financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

						Additional		Total
	Series A Preferred		Common Stock			Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value		Capital	Deficit	Equity
Balance, August 31, 2021	–	$–	40,433,299	$4,043		$817,842	$(461,334)	$360,551

Common stock issued for services	–	–	200,000	20		549,980	–	550,000

Net loss	–	–	–	–		–	(708,756)	(708,756)

Balance, November 30, 2021	–	$–	40,633,299	4,063	#	1,367,822	$(1,170,090)	$201,796

						Additional		Total
	Series A Preferred		Common Stock			Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value		Capital	Deficit	Equity
Balance, August 31, 2022	453,966	$45	48,606,915	$4,861		$9,865,865	$(2,466,566)	$7,404,205

Common stock issued for services - related party	–	–	71,429	7		31,422	–	31,429

Common shares issued for services	–	–	100,000	10		43,990	–	44,000

Net loss	–	–	–	–		–	(470,665)	(470,665)

Balance, November 30, 2022	453,966	$45	48,778,344	$4,878		$9,941,277	$(2,937,231)	$7,008,969

The accompanying notes are an integral part of the unaudited financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Three months	Three months
	ended	ended
	November 30,	November 30,
	2022	2021
Cash flows from operating activities
Net loss	$(470,665)	$(708,756)
Stock based compensation	75,429	550,000
Depreciation	59,053	–
Change in balance sheet accounts
Notes receivable	(1,197,450)	–
Impairment of fixed assets	122,950	–
Impairment of cryptocurrency	3,523	–
Cryptocurrencies	(3,204)	–
Accounts payable	(33,035)	25,025
Deferred revenue	255,673	–
Accrued interest related party	4,808	44,713
Accrued liabilities - related parties	–	19,500
Net cash (used in) operating activities	(1,182,918)	(69,518)

Cash flows from investing activities
Investment in joint venture	(987,429)	–
Sale of fixed assets	1,558,443	–
Purchase of fixed assets	–	(1,477,148)
Net cash provided by (used in) investing activities	571,014	(1,477,148)

Cash flows from financing activities:
Related party loans	400,000	1,470,000
Net cash provided by financing activities	400,000	1,470,000

Net (decrease) in cash and cash equivalents	(211,904)	(76,666)
Cash and cash equivalents at beginning of period	392,550	218,737
Cash and cash equivalents at end of period	$180,646	$142,071

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the unaudited financial statements.

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

During the fiscal year ended August 31, 2022, the Company began implementing its business plan by generating revenue from the mining of Bitcoin digital currency, hosting a third party Bitcoin miner and the sale of mining equipment.

The Company’s year-end is August 31st.

Basis of Presentation

The foregoing unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended August 31, 2022. In the opinion of management, the unaudited interim condensed financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months ended November 30, 2022, are not necessarily indicative of the results that may be expected for the year ending August 31, 2023.

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

The Company’s financial statements in this Report for the periods ended November 30, 2022, and August 31, 2022, and all references thereto have been retroactively adjusted to reflect the split unless specifically stated otherwise.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The most significant estimates relate to the calculation of stock-based compensation, useful lives and impairment of fixed assets, income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. There have been no material changes to the Company’s accounting estimates since the Company’s financial statements for the fiscal year ended August 31, 2022.

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

During the three months ending November 30, 2022, the Company did not generate any revenue from hosting services.

Revenues from the sale of mining equipment

The Company records revenue from the resale of mining equipment it has purchased. Revenue for the sale of mining equipment is recognized under the guidelines of ASC 606. During the three months ending November 30, 2022, the Company generated $72,800 in revenues from the sale of mining equipment.

Revenues From Mining

Revenues from mining cryptocurrency for its own account will be recorded at the spot price for the cryptocurrency on a daily basis based on the Company’s proportionate share of cryptocurrency earned by the mining pools in which the Company participates on the date the Company receives its share from the pool. During the three months ending November 30, 2022, the Company generated $28,916 in revenues from mining cryptocurrency.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On November 30, 2022, and August 31, 2022, respectively, the Company’s cash equivalents totaled $180,646 and $392,550, respectively.

Cryptocurrency

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment quarterly, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. During the three months ended November 30, 2022, the Company recorded an impairment charge of $3,523 due to a reduction in the quoted price of cryptocurrency. Subsequent reversal of impairment losses, if the price of cryptocurrency increases, is not permitted.

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

Property and equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for leasehold improvements are typically the lesser of the estimated useful life of the asset or the life of the term of the lease. The estimated useful lives for all other property and equipment are as follows:

Life (Years)
Miners and mining equipment	2
Machinery and equipment	5 - 7
Office and computer equipment	3

No depreciation is recorded on an asset until it is placed in service. Due to the nature of the equipment, it can only be placed in service when the hosting site is properly configured to turn on the machines. As of November 30, 2022, and August 31, 2022, the Company had $4,380,789 and $6,509,602, respectively, of fixed assets not in service. During the three months ended November 30, 20222 the Company performed an analysis of the carrying cost of its mining equipment compared to the current market price for the same equipment. As a result, the Company determined that its fixed assets had been impaired by an amount of $122,950. This amount was recorded as an “impairment of fixed assets” on its statements of operations for the three months ended November 30, 2022

Recent Accounting Pronouncements

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

NOTE 2 – CRYPTOCURRENCIES

The following table presents additional information about the Company’s Bitcoin for the three months ended November 30, 2022:

Beginning balance – August 31, 2022	$21,875
Revenue received from mining	28,916
Revenue recorded as “other income” from the termination of hosting agreement	16,939
Cryptocurrency used to pay expenses	(43,092)
Impairment of cryptocurrencies	(3,523)
Ending balance – November 30, 2022	$21,115

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues:

	Three Months Ended November 30,
	2022	2021
Revenues from the sale of mining equipment	$72,800	$–
Revenue from self-mining	28,916	–
Total revenue	$101,716	$–

NOTE 4 – PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at November 30, 2022 and August 31, 2022:

	November 30, 2022			August 31, 2022
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$472,420	$(62,177)	$410,243	$25,000	$(3,125)	$21,875
Equipment not in service	4,380,789	–	4,380,789	6,509,602	–	6,509,602
Total fixed assets	$4,853,209	$(62,177)	$4,791,032	$6,534,602	$(3,125)	$6,531,477

For the three months ended November 30, 2022 and November 30, 2021, the Company recorded $59,053 and $-0-, respectively in depreciation expense.

NOTE 5 – NOTES RECEIVABLE

Notes receivable consist of notes received as partial consideration for the sale of mining equipment, and are collateralized by the mining equipment that was the subject of the sale. As of November 30, 2022 and August 31, 2022, notes receivable consist of the following:

	As of November 30, 2022	As of August 31, 2022

Note receivable in original principal amount of $910,000, bearing interest at 7.5% per annum, payable in 25 equal monthly payments of $40,950 commencing on September 30, 2022	$941,827	$1,023,741

Note receivable in original principal amount of $1,200,000, bearing interest at 5.0% per annum, payable in 41 equal monthly payments of $31,204 commencing December 30, 2022	1,279,364	–

Total	2,221,191	1,023,741

Less: Non-current portion	1,355,351	532,345

Notes receivable – short-term	$865,839	$491,395

As of November 30, 2022 and August 31, 2022 the balance of notes receivable was $2,221,191 and $1,023,741, respectively. During the three months ended November 30, 2022, the Company recorded $9,099 in interest income on the $910,000 note.

NOTE 6 – LOANS PAYABLE AND ACCRUED LIABILITIES, RELATED PARTY

On October 19, 2022, the Company entered into a Line of Credit Agreement (the “2022 LOC Agreement”) with Innovative Digital Investors Emerging Technology, L.P. (“IDI), a limited partnership controlled by Jonathan Bates, the Company’s Chairman, and Raymond Mow, the Company’s Chief Financial Officer and a Director. The 2022 LOC Agreement provides for loans of up to $1,000,000 at the request of the Company to finance the purchase of equipment necessary for the operation of the Company’s business, and related working capital. Loans under the 2022 LOC Agreement accrue interest at twelve percent (12%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. The Company has the right to submit draw requests under the 2022 LOC Agreement until April 15, 2023. Each draw request is subject to the approval of IDI in its sole discretion. The amount drawn, plus all accrued interest therein, is repayable in full on December 1, 2023. As of the amount of principal and interest due to related party was $400,000 and $4,808, respectively, as compared to $-0- and $-0- at August 31, 2022.

NOTE 7 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of Common Stock with a par value of $0.0001 per share, and 20,000,000 shares of preferred stock with a par value of $0.0001 per share. As of November 30, 2022, and August 31, 2022, there were 48,778,344 and 48,606,915 shares of common stock outstanding, respectively. As of November 30, 2022 and August 31, 2022, our board of directors had authorized the issuance of one series of preferred stock, the Series A Convertible Preferred Stock (the “Series A Preferred”), for 500,000 shares, of which 453,966 had been issued.

Issuance of Shares

During the three months ended November 30, 2022, the Company issued the following shares:

•	71,429 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $31,429, or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

•	100,000 shares to a third party for investor relations services. The shares were valued at $44,000, or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering.

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

Warrants

As of November 30, 2022, and August 31, 2022, the Company had the following warrants outstanding:

Class	Amount Outstanding	Exercise Price	Expiration Date
Class A Warrants	590,000	$2.00	August 5, 2024
Class B Warrants	590,000	$5.00	August 5, 2024
Class C-1 Warrants	4,147,600	$2.00	January 15, 2025
Class C-2 Warrants	4,147,600	$4.00	January 15, 2025
Class C-3 Warrants	25,600	$1.25	June 27, 2027
Total	9,500,800

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of November 30, 2022 and August 31, 2022, the Company had no contractual commitments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended November 30, 2022, and 2021, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

We recently entered into a joint arrangement whereby we contributed one immersion contain and six transformers, and sold four immersion containers, to a joint venture with a third party that has procured a location and a power purchase agreement in Pecos, Texas.

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

Revenues from cryptocurrency mining, whether derived from hosting clients or from proprietary mining, are impacted significantly by volatility in Bitcoin prices, as well as increases in the Bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks. Below are changes in key metrics effecting the profitability of mining Bitcoin during the quarter ended November 30, 2022:

	As of November 30, 2022	As of August 31, 2022	Percent Change

Network hash rate	253.48 EH/s	219.86 EH/s	15.2915%
Difficulty index	36.95 trillion	30.98 trillion	19.2834%
Bitcoin market price	$17,168.57	$20,049.76	-14.3702%

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended November 30, 2022, and 2021.

Revenues

During the three months ended November 22, 2022, the Company generated $101,716 in revenue, compared to $-0- revenue in the three months ended November 22, 2021.

During the three months ended November 30, 2022, the Company generated $28,916 in Bitcoin revenue from self-mining digital assets, compared to $-0- revenue in the three months ended November 22, 2021. The Company currently owns 362 miners that it plans to use for proprietary mining, the deployment of which will occur when its immersion hosting environment is operational. In addition, the Company is seeing good opportunities to acquire mining equipment at attractive prices, which should create opportunities for additional revenues. Mining revenues in the three months ended November 30, 2022 were adversely impacted by delays in opening the Company’s first hosting facility in Trinidad. The facility was completed in October 2022, but its opening has been delayed facility pending resolution of a dispute between our co-location partner in Trinidad and the electricity company in Trinidad over the price that will be charged for electricity provided to our hosting operations. At this time, we do not have any information on when the dispute will be resolved and in what manner. As a consequence, we are currently focusing our efforts on the development of hosting centers in the United States and Canada, both directly and in joint ventures with third parties. Our hosting revenue was derived from the deployment of a minority of our miners at a temporary facility in Trinidad.

During the three months ended November 22, 2022, the Company generated $72,800 in revenue from equipment sales, compared to $-0- revenue in the three months ended November 22, 2021. During the three months ended November 22, 2022, the Company sold four hosting containers to a joint venture that is constructing a hosting facility in Texas for $1,200,000. The purchase price is payable pursuant to a promissory note bearing interest at 5% per annum, and is paid by 41 equal monthly payments of $31,204 commencing December 30, 2022. Under the guidelines of ASC 606, the Company reports revenue from equipment sales which are vendor financed by the Company under the installment sale method.

The Company also expects to generate additional revenues from the resale of certain hosting equipment, primarily containers and transformers.

The Company did not have any revenues from hosting during the three months ended November 22, 2022 or 2021. The lack of hosting revenues in the three months ended November 20, 2022 was because of the Company’s decision to cease hosting third party miners, and concentrate on self-mining, during the quarter. In the current market environment, the price of ASIC miners has fallen to the point that we believe self-mining is more profitable than hosting third party miners. During the quarter, the Company reached an agreement to terminate its only hosting client, and repurchased the miners which it had previously sold to the hosting client. The lack of hosting revenues in the three months ended November 20, 2021 was because the Company had not commenced operations at that time.

The primary factors that will impact our revenues in subsequent periods are described in the “—Overview” above.

Cost of Sales

Cost of sales were $118,476 in the three months ended November 30, 2022, compared to $-0- in the three months ended November 30, 2021, when there was no revenue.

Cost of sales related to mining was $75,395 in the three months ended November 30, 2022, compared to $-0- in the three months ended November 30, 2021, when there was no revenue from mining. Cost of sales normally includes electricity, utilities, facilities costs, depreciation and supplies. For the three months ended November 30, 2022, major components of cost of sales include rent to house mining and hosting equipment in temporary facilities, electricity, and supplies. The Company believes that cost of sales related to mining as a percentage of revenues were greater in the three months ended November 30, 2022 than what it expects to incur in future periods, as cost of sales in the most recent period were inflated by costs associated with maintaining temporary hosting facilities while our permanent hosting facility was being completed, and costs from the completion of our new hosting facility that we determined not to capitalize. Furthermore, our temporary hosting facilities carried electricity costs that were materially higher than the electricity costs that we expect to incur in our permanent facilities.

Cost of sales related to sales of mining equipment was $43,080 for the three months ended November 30, 2022, compared to $-0- in the three months ended November 30, 2021 when there was no revenue from equipment sales. Cost of sales consists of the purchase price of equipment sold, plus shipping and value added tax on the equipment.

Since we are in the early stages of setting up our infrastructure to generate higher levels of revenues, we expect that our cost of sales to generate revenue from hosting or mining for our own account will exceed the revenue we generate until we achieve sufficient economies of scale by deploying more miners. In future periods, the largest component of our cost of sales from mining will consist of electricity costs.

Operating Expenses

During the three months ended November 30, 2022, the Company incurred $491,921 in operating expenses, compared to $664,043 in operating expenses during the three months ended November 30, 2021. Major components of operating expenses for the 2022 period as compared to the 2021 period were:

	Three months ended	Three months ended	Percentage
	November 30, 2022	November 30, 2021	Change

General and administrative expenses	$77,532	$28,538	172%
Professional fees	161,738	623,505	(74%	)
Related party compensation	109,393	12,000	912%
Impairment of fixed assets	122,950	–	N/A
Impairment of cryptocurrency	3,523	–	N/A
Total operating expenses	$475,136	$664,043	(28%	)

The lower level of operating expenses in the 2022 period as compared to the 2021 period is primarily attributable to reduced professional fees in 2022 as compared to 2021. Included in operating expenses in the three months ended November 30, 2022 was $75,429 in non-cash expenses due to the issuance of common stock for professional services and to related parties as compensation, as compared to $550,000 in the three months ended November 30, 2021. We also incurred $122,950 in impairment expenses in the three months ended November 30, 2022 to write-down certain mining equipment to current market prices. Additionally, we incurred $3,523 in impairment expenses on our cryptocurrency holdings due to the decline in the price of Bitcoin we are holding. The Company expects that operating expenses will trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs associated with the commencement of operations.

Other Income (Expense)

During the three months ended November 30, 2022, the Company incurred $21,230 in other income, as compared to ($44,713) of other expense in the three months ended November 30, 2021. The significant change in other income (expense) was mainly attributable to lower interest expense in the three months ended November 30, 2022 of ($4,808), as compared to ($44,713) in the three months ended November 30, 2021, which was due to lower outstanding loan balances during the 2022 period. In addition, the Company recorded other income of $16,939 attributable to the termination of a hosting contract, and interest income of $9,099 in te three months ended November 30, 2022, as compared to $-0- and $-0- in the three months ended November 30, 2021. The Company expect interest income to trend higher as it finances the sale of more equipment.

Net (Loss)

As a result of the foregoing, during the three months ended November 30, 2022, the Company incurred a net loss of ($470,665), or ($0.01) per share, as compared to a net loss of ($708,756) or $(0.02) per share during the three months ended November 30, 2021. The decrease in the Company’s net loss in the three months ended November 30, 2022, compared to the three months ended November 30, 2021, is attributable to the factors discussed above.

Liquidity and Capital Resources

As of November 30, 2022, the Company had $180,646 in cash on hand.

During the three months ended November 30, 2022, the Company had a net loss of ($470,665).

Cash flows used in operating activities were ($1,182,918) for the three months ended November 30, 2022, compared to cash flows used of ($69,518) for the three months ended November 30, 2021. The substantial increase in cash flows used in operating activities for the three months ended November 30, 2022 was primarily attributable to an increase in notes receivable of $1,197,450 from the sale of equipment, which was offset by a decrease in non-cash stock-based compensation from $550,000 in 2021 as compared to $75,429 in 2022, an increase in impairment losses from $-0- in 2021 to $122,950 in 2022, an increase in deferred revenues from $-0- in 2021 to $255,673 in 2022, and an increase in depreciation from $-0- in 2021 to $59,053 in 2022, as well as minor changes in other balance sheet accounts.

Cash flows generated by investing activities were $571,014 for the three months ended November 30, 2022, compared to cash flows used in investing activities of ($1,477,148) for the three months ended November 30, 2021. Cash flows from investing activities were mainly impacted by purchases of equipment for $1,477,148 in the three months ended November 30, 2021, as compared to sales of $1,558,443 of equipment in the three months ended November 30, 2022, which was offset by the contribution of $987,429 of equipment to a joint venture in the three months ended November 30, 2022.

Cash flows provided by financing activities were $400,000 for the three months ended November 30, 2022, compared to cash flows provided by financing activities of $1,470,000 for the three months ended November 30, 2021. The cash flows provided by financing activities in both periods were entirely provided by draws under a line of credit with Innovative Digital Investors Emerging Technology, L.P. (“IDI”), a limited partnership controlled by Jonathan Bates, our Chairman, and Raymond Mow, our chief financial officer, and the reduction in cash flows in 2022 was due to lower draws in the 2022 period as compared to the 2021 period.

On October 19, 2022, the Company entered into a new Line of Credit Agreement with IDI (the “2022 LOC Agreement”), under which the Company has the right to borrow up to $1,000,000 to finance the purchase of equipment necessary for the operation of the Company’s business, and related working capital. Loans under the 2022 LOC Agreement accrue interest at twelve percent (12%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. The Company has the right to submit draw requests under the 2022 LOC Agreement until April 15, 2023. Each draw request is subject to the approval of IDI in its sole discretion. The amount drawn, plus all accrued interest therein, is repayable in full on December 1, 2023. As of the date of this Report the amount borrowed under the 2022 LOC Agreement amounted to $400,000.

The Company believes that cash on hand, amounts that may borrow under the 2022 LOC Agreement, and expected receipts from the sale of equipment, and revenue from self-mining will provide it with sufficient liquidity to fund its operations for the next 12 months. The Company expects to receive approximately $41,000 monthly from the sale of two immersion containers in August 2022, and approximately $31,000 per month from the sale of four immersion containers to a joint venture in which the Company will be both lender to and equity investor. Currently, the Company owns 362 miners which it plans to use for self-mining. Assuming neither the price of bitcoin nor the difficulty index changes, and based on the Company’s expected electricity costs, the Company estimates that it could generate approximately $19,500 in monthly gross profit from the miners once they are moved to a permanent location in Trinidad. Other sources of revenue that the Company expects to receive include equity distributions from the ROC Digital joint venture once it becomes operational in late 2022. The Company does not budget to include any proceeds from the exercise of its outstanding warrants because it is not able to predict when or if the market price of its common stock will exceed the exercise price of its warrants.

Nevertheless, while the Company does not need additional capital to maintain operations, it will need additional capital to expand its digital asset hosting and mining business, and take advantage of opportunities in the marketplace that currently exist due to the recent decline in digital asset prices. Therefore, the Company has engaged an investment banker and is pursuing additional capital-raising alternatives, including the potential issuance of common stock in a private placement, or the issuance of convertible notes or preferred stock. There is no assurance that the Company will be able to raise additional capital or that the terms of any capital raise are not dilutive to current shareholders or carry other terms that are unfavorable to the Company and its shareholders.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our Principal Executive Officer and Principal Financial Officer, with the assistance of management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2022. These controls are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the first quarter of fiscal 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. However, please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, Item I A. of our Annual Report on Form 10-K for the year ended August 31, 2022, which could materially affect our business, financial condition or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Furthermore, we add the following risk factor to the risk factors set forth in prior reports filed with the SEC:

The digital asset exchanges on which cryptocurrencies, including bitcoin, trade are relatively new and largely unregulated, and thus may be exposed to fraud and failure. Such failures may result in a reduction in the price of bitcoin and other cryptocurrencies and can adversely affect an investment in us.

Digital asset exchanges on which cryptocurrencies trade are relatively new and, in most cases, largely unregulated. Many digital exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, cryptocurrency exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading.

For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX, the third largest digital asset exchange by volume at the time, halted customer withdrawals and shortly thereafter, FTX and its subsidiaries filed for bankruptcy.

In response to these events, the digital asset markets, including the market for bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital assets markets and in bitcoin. These events have also negatively impacted the liquidity of the digital assets markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital assets markets continues to be negatively impacted by these events, digital asset prices (including the price of bitcoin) may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. These events are continuing to develop and it is not possible to predict at this time all of the risks that they may pose to us, our service providers or on the digital asset industry as a whole.

A perceived lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence in digital asset networks and result in greater volatility in cryptocurrency values. These potential consequences of a digital asset exchange’s failure could adversely affect an investment in us.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the three months ended November 30, 2022, the Company issued securities in the following private transactions:

•	71,429 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $31,429, or $0.44 per share based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

•	100,000 shares to a third party for investor relations services. The shares were valued at $44,000, or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering.

All of the securities were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BITMINE IMMERSION TECHNOLOGIES, INC.

Dated: January 5, 2023	By:	/s/ Jonathan Bates
Jonathan Bates, Chief Executive Officer (Principal Executive Officer)

Dated: January 5, 2023	By:	/s/ Raymond Mow
Raymond Mow Chief Financial Officer (Principal Financial and Accounting Officer)

