Form 10-Q/A
period 2022-11-30
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2023-02-03
CIK 1829311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE — NONE

EXPLANATORY NOTE

Bitmine Immersion Technologies, Inc. is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2022, originally filed on January 5, 2023, to check the box on the cover page indicating that all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months have been filed. The original report erroneously checked the box indicating that not all such reports had been filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BITMINE IMMERSION TECHNOLOGIES, INC.

Dated: February 3, 2023	By:	/s/ Jonathan Bates
Jonathan Bates, Chief Executive Officer (Principal Executive Officer)

Dated:February 3, 2023	By:	/s/ Raymond Mow
Raymond Mow Chief Financial Officer (Principal Financial and Accounting Officer)

2