Form 10-Q
period 2023-02-28
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2023-04-13
CIK 1829311

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

The number of shares outstanding of the registrant’s common stock as of April 13, 2023 was 48,848,767 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

PART I – FINANCIAL INFORMATION

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

3

Item 1. Financial Statements.

Bitmine Immersion Technologies, Inc.

Balance Sheets

(Unaudited)

	February 28,	August 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$402,445	$392,550
Prepaid expenses	5,000	5,000
Notes receivable -short term	374,444	491,395
Total current assets	781,888	888,945
Cryptocurrency	36,061	21,434
Notes receivable -long term	1,573,970	532,345
Investment in joint venture	987,429	–
Fixed assets, net	611,310	21,875
Fixed assets -not in service	4,147,509	6,509,602
Total assets	$8,138,167	$7,974,201

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$43,627	$84,761
Accrued interest -related party	27,019	–
Loans payable -related party	800,000	–
Deferred revenue	79,010	232,913
Total current liabilities	949,656	317,674
Deferred revenue long term	437,163	252,322
Total liabilities	1,386,819	569,995

Commitments and contingencies	–	–

Stockholders' Equity:
Series A Preferred Stock, $0.0001 par value, 500,000 shares authorized, 453,966 and 453,966 shares issued and outstanding as of February 28, 2023 and August 31, 2022, respectively	45	45
Common stock, $0.0001 par value, 500,000,000 shares authorized; 48,848,767 and 48,606,915 shares issued and outstanding as of February 28, 2023 and August 31, 2022 respectively	4,885	4,861
Additional paid-in capital	9,991,056	9,865,866
Accumulated deficit	(3,244,637)	(2,466,566)
Total stockholders' equity	6,751,348	7,404,205
Total liabilities and equity	$8,138,167	$7,974,201

The accompanying notes are an integral part of the unaudited financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Operations

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	February 28,	February 28,	February 28,	February 28,
	2023	2022	2023	2022
Revenue from the sale of mining equipment	$51,564	$344,700	$124,364	$344,700
Revenue from self- mining	104,526	4,574	133,443	4,574
Total revenue	156,090	349,274	257,807	349,274
Cost of sales mining equipment	1,500	186,657	44,580	186,657
Cost of sales self-mining	93,957	45,468	169,352	45,468
Gross profit (loss)	60,633	117,148	43,874	117,148

Operating expenses:
General and administrative expenses	42,633	12,331	61,113	40,869
Depreciation	88,213	7,803	147,265	7,803
Professional fees	101,065	43,520	262,803	667,025
Related party compensation	130,430	92,460	239,823	104,460
Impairment of fixed assets	–	–	122,950	–
Impairment of cryptocurrency	–	–	3,523	–
Total operating expenses	362,341	156,114	837,477	820,157
Income(loss) from operations	(301,708)	(38,966)	(793,603)	(703,009)
Other income (expense)
Interest expense	(22,211)	(73,162)	(27,019)	(117,874)
Gain from the sale of digital currencies	12,761	–	12,761	–
Other income	–	–	16,939	–
Interest income	3,751	–	12,850	–
Other income (expense), net	(5,699)	(73,162)	15,532	(117,874)
Net loss	$(307,407)	$(112,127)	$(778,071)	$(820,883)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted-average number of common shares outstanding:
Basic and diluted	48,778,343	41,417,621	48,734,387	41,006,769

The accompanying notes are an integral part of the unaudited financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Changes in Stockholders' Equity

(Unaudited)

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31,2021	–	$–	40,433,299	$4,043	$817,842	$(461,334)	$360,551

Common stock issued for services	–	–	200,000	20	549,980	–	550,000

Net loss	–	–	–	–	–	(708,756)	(708,756)

Balance, November 30, 2021	–	$–	40,633,299	$4,063	$1,367,822	$(1,170,090)	$201,796

Common shares issued for services	–	–	2,100,000	210	(210)	–	–

Common shares sold in a private placement	–	–	580,000	58	724,942	–	725,000

Stock based compensation-related party	–	–	–	–	15,460	–	15,460

Net loss	–	–	–	–	–	(112,127)	(112,127)

Balance, February 28, 2022	–	$–	43,313,299	$4,331	$2,108,014	$(1,282,217)	$830,129

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31,2022	453,966	$45	48,606,915	$4,861	$9,865,865	$(2,466,566)	$7,404,205

Common stock issued for services-related party	–	–	71,429	7	31,422	–	31,429

Common shares issued for services	–	–	100,000	10	43,990	–	44,000

Net loss	–	–	–	–	–	(470,665)	(470,665)

Balance, November 30, 2022	453,966	$45	48,778,344	$4,878	$9,941,277	$(2,937,231)	$7,008,969

Common stock issued for services-related party	–	–	70,423	7	49,778	–	49,785

Net loss	–	–	–	–	–	(307,407)	(307,407)

Balance, February 28, 2023	–	$–	48,848,767	$4,885	$9,991,055	$(3,244,638)	$6,751,348

The accompanying notes are an integral part of the unaudited financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Six months	Six months
	ended	ended
	February	February
	2023	2022
Cash flows from operating activities
Net loss	$(778,071)	$(820,883)
Stock based compensation	125,214	565,460
Gain on the sale of property	–	158,043
Depreciation	147,265	7,803
Change in balance sheet accounts
Impairment of fixed assets	122,950	–
Cryptocurrencies	(14,627)	(4,574)
Notes receivable	(924,673)	(168,750)
Prepaid expenses	–	(5,000)
Accounts payable	(41,134)	21,740
Deferred revenue	30,938	–
Accrued interest related party	27,019	117,874
Accrued liabilities - related parties	–	71,500
Net cash provided by (used in) operating activities	(1,305,119)	(56,788)

Cash flows from investing activities
Investment in joint venture	(987,429)	–
Sale of fixed assets	1,558,443	–
Purchase of fixed assets	(56,000)	(1,602,546)
Net cash used in investing activities	515,014	(1,602,546)

Cash flows from financing activities:
Common shares sold in a private placement	–	725,000
Related party loans - net	800,000	1,616,813
Net cash provided by (used in) financing activities	800,000	2,341,813

Net increase (decrease) in cash and cash equivalents	9,895	682,479
Cash and cash equivalents at beginning of period	392,550	218,737
Cash and cash equivalents at end of period	$402,445	$901,216

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

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

Operating results for the six months ended February 28, 2023, are not necessarily indicative of the results that may be expected for the year ending August 31, 2023.

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

The Company’s financial statements in this Report for the periods ended February 28, 2023, and August 31, 2022, and all references thereto have been retroactively adjusted to reflect the split unless specifically stated otherwise.

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

During the six months ending February 28, 2023, the Company did not generate any revenue from hosting services.

Revenues from the sale of mining equipment

The Company records revenue from the resale of mining equipment it has purchased. Revenue for the sale of mining equipment is recognized under the guidelines of ASC 606. During the six months ending February 28, 2023, the Company generated $124,364 in revenues from the sale of mining equipment.

Revenues From Mining

Revenues from mining cryptocurrency for its own account will be recorded at the spot price for the cryptocurrency on a daily basis based on the Company’s proportionate share of cryptocurrency earned by the mining pools in which the Company participates on the date the Company receives its share from the pool. During the six months ending February 28, 2023, the Company generated $133,443 in revenues from mining cryptocurrency.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On February 28, 2023, and August 31, 2022, respectively, the Company’s cash equivalents totaled $402,445 and $392,550, respectively.

Cryptocurrency

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment quarterly, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. During the six months ended February 28, 2023, the Company recorded an impairment charge of $3,523 due to a reduction in the quoted price of cryptocurrency. Subsequent reversal of impairment losses, if the price of cryptocurrency increases, is not permitted. Additionally, during the three months ended February 28, 2023, the Company realized a gain from sale of cryptocurrency of $12,761.

Cryptocurrency earned by the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows. The sales of digital currencies are included within investing activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in other income (expense) in the consolidated statements of operations and comprehensive income (loss). The Company accounts for its gains or losses in accordance with the moving weighted average method of accounting.

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

No depreciation is recorded on an asset until it is placed in service. Due to the nature of the equipment, it can only be placed in service when the hosting site is properly configured to turn on the machines. As of February 28, 2023, and August 31, 2022, the Company had $4,147,509 and $6,509,602, respectively, of fixed assets not in service. During the six months ended February 28, 2023 the Company performed an analysis of the carrying cost of its mining equipment compared to the current market price for the same equipment. As a result, the Company determined that its fixed assets had been impaired by an amount of $122,950. This amount was recorded as an “impairment of fixed assets” on its statements of operations for the six months ended February 28, 2023.

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

In March 2022, the SEC staff released Staff Accounting Bulletin No. 121 (“SAB 121”), which requires entities that hold crypto assets on behalf of platform users to recognize a liability to reflect the entity’s obligation to safeguard the crypto assets held for its platform users, whether directly or through an agent or another third party acting on its behalf, along with a corresponding safeguarding asset. Both the liability and corresponding safeguarding asset shall be measured at fair value. SAB 121 also requires disclosure of the nature and amount of crypto assets being safeguarded, how the fair value is determined, an entity’s accounting policy for safeguarding liabilities and corresponding safeguarding assets, and may require disclosure of other information about risks and uncertainties arising from the entity’s safeguarding activities. The Company is not in the business of holding its customer’s crypto assets for safekeeping. For crypto assets that are not maintained on our platform and for which the Company does not maintain a private key or the ability to recover a customer’s private key, these balances are not recorded, as there is no related safeguarding obligation in accordance with SAB 121. This guidance is effective from the first interim period after June 15, 2022 and should be applied retrospectively. We adopted SAB 121 during the three months ended August 31, 2022, and it did not have any impact on our financial statements.

NOTE 2 – CRYPTOCURRENCIES

The following table presents additional information about the Company’s Bitcoin for the six months ended February 28, 2023:

Beginning balance – August 31, 2022	$21,434
Revenue received from mining	133,443
Revenue recorded as “other income” from the termination of hosting agreement	16,939
Proceeds from the sale of cryptocurrency	(59,828)
Cryptocurrency used to pay expenses	(72,404)
Impairment of cryptocurrencies	(3,523)
Ending balance – February 28, 2023	$36,061

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues:

	Three Months Ended February 28,
	2023	2022
Revenues from the sale of mining equipment	$51,564	$344,700
Revenue from self-mining	104,526	4,574
Total revenue	$156,090	$349,274

	Six Months Ended February 28,
	2023	2022
Revenues from the sale of mining equipment	$124,364	$344,700
Revenue from self-mining	133,443	4,574
Total revenue	$257,807	$349,274

NOTE 4 – PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at February 28, 2023 and August 31, 2022:

	February 28, 2023			August 31, 2022
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$758,575	$(147,265)	$611,310	$25,000	$(3,125)	$21,875
Equipment not in service	4,147,509	–	4,147,509	6,509,602	–	6,509,602
Total fixed assets	$4,906,084	$(147,265)	$4,758,819	$6,534,602	$(3,125)	$6,531,477

For the six months ended February 28, 2023 and February 28, 2022, the Company recorded 147,265 and $7,803, respectively, in depreciation expense.

NOTE 5 – NOTES RECEIVABLE

Notes receivable consist of notes received as partial consideration for the sale of mining equipment, and are collateralized by the mining equipment that was the subject of the sale. As of February 28, 2023 and August 31, 2022, notes receivable consist of the following:

	As of February 28, 2023	As of August 31, 2022

Note receivable with an amended principal amount of $731,472, bearing interest at 5.0% per annum payable monthly. Principal due in one payment on August 31, 2024. Borrower has right to prepay principal with a 10% discount.	$731,472	$1,023,741

Note receivable in original principal amount of $1,200,000, bearing interest at 5.0% per annum, payable in 41 equal monthly payments of $31,204 commencing December 30, 2022	1,216,942	–

Total	1,948,414	1,023,741

Less: Non-current portion	(1,573,970)	(532,345

Notes receivable – short-term	$374,444	$491,395

As of February 28, 2023 and August 31, 2022 the balance of notes receivable was $1,948,414 and $1,023,741, respectively. During the six months ended February 28, 2023, the Company recorded $12,850 in interest income on these notes.

NOTE 6 – LOANS PAYABLE AND ACCRUED LIABILITIES, RELATED PARTY

On October 19, 2022, the Company entered into a Line of Credit Agreement (the “2022 LOC Agreement”) with Innovative Digital Investors Emerging Technology, L.P. (“IDI), a limited partnership controlled by Jonathan Bates, the Company’s Chairman, and Raymond Mow, the Company’s Chief Financial Officer and a Director. The 2022 LOC Agreement provides for loans of up to $1,000,000 at the request of the Company to finance the purchase of equipment necessary for the operation of the Company’s business, and related working capital. Loans under the 2022 LOC Agreement accrue interest at twelve percent (12%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. The Company has the right to submit draw requests under the 2022 LOC Agreement until April 15, 2023. Each draw request is subject to the approval of IDI in its sole discretion. The amount drawn, plus all accrued interest therein, is repayable in full on December 1, 2023. As of February 28, 2023, the amount of principal and interest due to related party was $800,000 and $27,019, respectively, as compared to $-0- and $-0- at August 31, 2022.

NOTE 7 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of Common Stock with a par value of $0.0001 per share, and 20,000,000 shares of preferred stock with a par value of $0.0001 per share. As of February 28, 2023, and August 31, 2022, there were 48,848,767 and 48,606,915 shares of common stock outstanding, respectively. As of February 28, 2023 and August 31, 2022, our board of directors had authorized the issuance of one series of preferred stock, the Series A Convertible Preferred Stock (the “Series A Preferred”), for 500,000 shares, of which 453,966 shares had been issued.

Issuance of Shares

During the six months ended February 28, 2023, the Company issued the following shares:

•	71,429 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $31,429, or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

•	70,423 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $30,986, or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

•	100,000 shares to a third party for investor relations services. The shares were valued at $44,000, or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering.

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

As of February 28, 2023, and August 31, 2022, the Company had the following warrants outstanding:

Class	Amount Outstanding	Exercise Price	Expiration Date
Class A Warrants	590,000	$2.00	August 5, 2024
Class B Warrants	590,000	$5.00	August 5, 2024
Class C-1 Warrants	4,147,600	$2.00	January 15, 2025
Class C-2 Warrants	4,147,600	$4.00	January 15, 2025
Class C-3 Warrants	25,600	$1.25	June 27, 2027
Total	9,500,800

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of February 28, 2023 and August 31, 2022, the Company had no contractual commitments.

NOTE 9 – SUBSEQUENT EVENTS

In October 2022, the Company entered into a joint venture arrangement whereby it contributed one immersion container and six transformers, and sold four immersion containers, to a joint venture with a third party that has procured a location and a power purchase agreement in Pecos, Texas. We also obtained the right to locate one container at the location that we would be able use for self-mining. The joint venture partner initially expected the site would be operational by December 31, 2023. After the site work was substantially completed, a dispute arose with the electricity provider as a result of its request for substantial additional deposit as a result of recent bankruptcies in the mining and hosting industry, which delayed the commencement of operations at the location.

In April 2023, the joint venture entered into a new one year agreement with the electricity provider, under which the site will receive electricity at $0.03991 per kwh for at least 95% of the annualized hourly intervals during the period. The initial agreement had a term of four years and seven months, and supplied electricity at $0.06896 per kwh, which the joint venture expected to reduce by reselling electricity during peak periods. The new agreement provides the joint venture with more predictable pricing, although a new agreement will need to be negotiated after the one year term. At the same time, the Company finalized a hosting agreement with the joint venture, under which it will locate one immersion container at the site for $500 per month, plus payment of its pro rata share of electricity, internet and insurance for the site. Under the hosting agreement, the Company also agreed to contribute $100,000 toward the electricity deposit for the site, which is refundable to the Company at the earlier of the date the electricity provider releases the deposit or 90 days after the expiration or termination of the hosting agreement. The hosting agreement has a term of one year, subject to the Company’s right to renew the agreement for two one year terms after receipt of notice of the renewal terms of the joint venture’s electricity supply agreement for the upcoming year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three and six months ended February 28, 2023, and 2022, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

In October 2022, we completed the installation of initial hosting containers under our agreement with TSTT. However, prior to commencing operations, TSTT advised us that the utility refused to honor its existing agreement with TSTT with respect to electricity supplied to our pilot hosting site, and instead indicated that the rate would be approximately $0.09 per kwh. TSTT has informed us that it does not believe that its contract with the local utility entitles it to vary the rate it charges for the use of electricity and has protested the decision. At this time, we believe that the dispute has been resolved and the site will be operational in mid-2023 when some updates requested by the utility have been completed to the site. In the interim, the Company entered into a hosting agreement with a third party in Trinidad to host 192 machines until August 31, 2024, and is hosting an additional 70 machines with another party in Trinidad on an at will basis, both of which provide competitive electricity rates. Despite the expective favorable resolution of our dispute in Trinidad, we are currently focusing our efforts on the development of hosting centers in the United States and Canada, both directly and in joint ventures with third parties.

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

In October 2022, we entered into a joint venture arrangement whereby we contributed one immersion contain and six transformers, and sold four immersion containers, to a joint venture with a third party that has procured a location and a power purchase agreement in Pecos, Texas. We also obtained the right to locate one container at the location that we would be able use for self-mining. Our joint venture partner initially expected the site would be operational by December 31, 2023. After the site work was substantially completed, the commencement of operations was delayed as a result of a request by the electricity provider for an additional deposit as a result of recent bankruptcies in the mining and hosting industry. In addition, a dispute with the joint venture’s vendor for ASIC miners has delayed the delivery of miners for the facility.

In April 2023, the joint venture entered into a new one year agreement with the electricity provider, under which the site will receive electricity at $0.03991 per kwh for at least 95% of the annualized hourly intervals during the period. The initial agreement had a term of four years and seven months, and supplied electricity at $0.06896 per kwh, which the joint venture expected to reduce by reselling electricity during peak periods. The new agreement provides the joint venture with more predictable pricing, although a new agreement will need to be negotiated after the one year term. At the same time, the Company finalized a hosting agreement with the joint venture, under which it will locate one immersion container at the site for $500 per month, plus payment of its pro rata share of electricity, internet and insurance for the site. Under the hosting agreement, the Company also agreed to contribute $100,000 toward the electricity deposit for the site, which is refundable to the Company at the earlier of the date the electricity provider releases the deposit or 90 days after the expiration or termination of the hosting agreement. The hosting agreement has a term of one year, subject to the Company’s right to renew the agreement for two one year terms after receipt of notice of the renewal terms of the joint venture’s electricity supply agreement for the upcoming year.

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

We also generate revenues from the advantageous purchase and sale of equipment used for digital asset mining and hosting. We have relationships with some suppliers that enable us to acquire highly desired equipment at attractive prices, which we plan to resell to third parties. In most cases, resales of digital asset mining equipment would be to our hosting customers, which have the dual benefit of generating short-term gross profits from the equipment sale as well as growing the customer base of our hosting business. We have recently resold some hosting equipment in Trinidad to third parties that we determined would not be needed in the short-term due to the dispute between TSTT and the local utility described above.

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

Revenues from cryptocurrency mining, whether derived from hosting clients or from proprietary mining, are impacted significantly by volatility in Bitcoin prices, as well as increases in the Bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks. Below are changes in key metrics effecting the profitability of mining Bitcoin during the quarter ended February 28, 2023:

	As of February 28, 2023	As of August 31, 2022	Percent Change

Network hash rate	293.21 EH/s	219.86 EH/s	33.36%
Difficulty index	43.05 trillion	30.98 trillion	38.94%
Bitcoin market price	$23,147.35	$20,049.76	15.45%

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended February 28, 2023, and 2022.

Revenues

During the three months ended February 28, 2023, the Company generated $156,090 in revenue, compared to $349,274 of revenue in the three months ended February 28, 2022.

During the three months ended February 28, 2023, the Company generated $104,526 in Bitcoin revenue from self-mining digital assets, compared to $4,574 revenue in the three months ended February 28, 2022. The Company currently deploys 362 miners, all of which were deployed for self-mining at February 28, 2023. Mining revenues in the three months ended February 28, 2023 were adversely impacted by delays in opening the Company’s first hosting facility in Trinidad. The facility was completed in October 2022, but its opening has been delayed pending resolution of a dispute between our co-location partner in Trinidad and the electricity company in Trinidad over the price that will be charged for electricity provided to our hosting operations. At this time, we believe that the dispute has been resolved and the site will be operational in mid-2023 when some updates requested by the utility have been completed to the site. In the interim, the Company entered into a hosting agreement with a third party in Trinidad to host 192 machines until August 31, 2024, and is hosting an additional 70 machines with another party in Trinidad on an at will basis, both of which provide competitive electricity rates. Despite the expective favorable resolution of our dispute in Trinidad, we are currently focusing our efforts on the development of hosting centers in the United States and Canada, both directly and in joint ventures with third parties.

During the three months ended February 28, 2023, the Company generated $51,564 in revenue from equipment sales, compared to $344,700 revenue in the three months ended February 28, 2022. The revenue from equipment sales in the three months ended February 28, 2023 were derived from the following transactions:

•	In October 2022, the Company sold four hosting containers to a joint venture that is constructing a hosting facility in Texas for $1,200,000. The purchase price is payable pursuant to a promissory note bearing interest at 5% per annum, and is paid by 41 equal monthly payments of $31,204 commencing December 30, 2022.

•

In August 2022, the Company sold two hosting containers to a private party in Trinidad for $960,000. After a down payment of $50,000, the balance of the purchase price is payable pursuant to a promissory note bearing interest at 7.5% per annum, and is paid by 24 equal monthly payments of $40,950 commencing September 30, 2022. On February 1, 2023, the Company modified this agreement in conjunction with its entry into a new hosting agreement with the party, under which the Company agreed that the remaining principal balance of the note was $731,472, and that the note would be converted into an interest only note until August 31, 2024, at which time all principal and interest due is payable in full. In addition, the Company agreed to allow the note obligor to repay the note principal at a 10% discount.

Under the guidelines of ASC 606, the Company reports revenue from both equipment sales described above under the installment sale method, under which the Company reports its gross profit on the sales as payments are received from the purchaser. Revenue from equipment sales in the three months ended February 28, 2023 were adversely impacted as the Company only received two payments on the $1,200,000 note receivable and one payment on the $910,000 note receivable. The Company received the third payment on the $1,200,000 note shortly after the end of the quarter, which will impact revenues in the following quarter. As of February 1, 2023, the Company reached an agreement with the obligor under the $910,000 note to convert the note into an interest only note commencing as of February 1, 2023, with a balloon payment being due at maturity on August 31, 2024, an agreement that the principal balance on the note was $731,472, and an agreement to offset note payments due for December 2022, January 2023 and the interest only payment due for February 2023 against amounts due the obligor under a separate hosting agreement. One effect of the agreement with the obligor is to materially reduce any deferred revenue associated with the sale. As a result, the Company expects revenue from these two equipment sales to be lower in future periods.

During the three months ended February 28, 2022, the revenue from equipment sales was generated from a sale to the Company’s first hosting client of 72 Antminer T-17's and 25 Whatsminer M31S. The terms of the sale were a cash payment of $168,750 and the execution of a note by the purchaser for $168,750, payable with interest at 10% in two installments, one in the amount of $84,375 due on April 15, 2022 and a second installment of $84,375 in principal and all accrued interest due on May 15, 2022. Under the guidelines of ASC 606, the Company reported revenue from this equipment sale under the completed sale method.

In future periods, the Company expects to generate additional revenues from the resale of certain hosting equipment, primarily containers and transformers.

The Company did not have any revenues from hosting during the three months ended February 28, 2023 or 2022. The lack of hosting revenues in the three months ended February 28, 2023 was because of the Company’s decision to cease hosting third party miners, and concentrate on self-mining. In the current market environment, the price of ASIC miners has fallen to the point that we believe self-mining is more profitable than hosting third party miners. While the Company still sees good opportunities to acquire mining equipment at attractive prices, the price of mining equipment has recently increased with the recent increase in the price of Bitcoin. In October 2022, the Company reached an agreement to terminate its only hosting client, and repurchased the miners which it had previously sold to the hosting client. The lack of hosting revenues in the three months ended February 28, 2022 was because the Company’s first hosting client relationship had not commenced yet.

The primary factors that will impact our revenues in subsequent periods are described in the “—Overview” above.

Cost of Sales

Cost of sales were $95,457 in the three months ended February 28, 2023, compared to $232,125 in the three months ended February 28, 2022.

Cost of sales related to mining was $93,957 in the three months ended February 28, 2023, compared to $45,468 in the three months ended February 28, 2022. Cost of sales normally includes electricity, utilities, facilities costs, depreciation and supplies. For the three months ended February 28, 2023, major components of cost of sales include rent to house mining and hosting equipment in temporary facilities, electricity, and supplies. The Company believes that cost of sales related to mining as a percentage of revenues were greater in the three months ended February 28, 2023 than what it expects to incur in future periods, as cost of sales in the most recent period were inflated by costs associated with maintaining temporary hosting facilities while our permanent hosting facility was being completed, and costs from the completion of our new hosting facility that we determined not to capitalize. Furthermore, our temporary hosting facilities carried electricity costs that were somewhat higher than the electricity costs that we expect to incur in our permanent facilities.

Cost of sales related to sales of mining equipment was $1,500 for the three months ended February 28, 2023, compared to $186,657 in the three months ended February 28, 2022. Cost of sales during the three months ended February 28, 2022 consisted of the purchase price of equipment sold, plus shipping and value added tax on the equipment. Cost of sales from equipment sales in the three months ended February 28, 2023 were materially lower as a result of the fact that equipment sales in that period were reported under the installment sales method under the guidelines of ASC 606.

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

Operating Expenses

During the three months ended February 28, 2023, the Company incurred $362,341 in operating expenses, compared to $156,114 in operating expenses during the three months ended February 28, 2022. Major components of operating expenses for the 2023 period as compared to the 2022 period were:

	Three months ended	Three months ended	Percentage
	February 28, 2023	February 28, 2022	Change %

General and administrative expenses	$42,633	$12,331	246%
Professional fees	101,065	43,520	132%
Related party compensation	130,430	92,460	41%
Depreciation	88,213	7,803	1030%
Total operating expenses	$362,341	$156,114	132%

The higher level of operating expenses in the 2023 period as compared to the 2022 period is primarily attributable to reduced professional fees in 2023 as compared to 2022. Included in operating expenses in the three months ended February 28, 2023 was $49,785 in non-cash expenses due to the issuance of common stock for professional services and to related parties as compensation, as compared to $15,460 in the three months ended February 28, 2022. Additionally, we incurred $88,213 in depreciation expense due to the deployment of new mining equipment compared to $7,803 during the same three month period in 2022. The Company expects that operating expenses will trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs, such as increased depreciation expense due to the addition of new mining equipment and the completion of the buildout of the operating facilities. associated with the commencement of operations.

Other Income (Expense)

During the three months ended February 28, 2023, the Company had $5,699 in other (expense), net as compared to ($73,162) of other expense in the three months ended February 28, 2022. The significant decrease in other (expense) was mainly attributable to lower interest expense in the three months ended February 28, 2023 of ($22,211), as compared to ($73,162) in the three months ended February 28, 2022, which was due to lower outstanding loan balances during the 2023 period. In addition, the Company recorded other income of $12,761 of realized gain from the sale of cryptocurrency in the three months ended February 28, 2023 compared to $-0- in three months ended February 28, 2022, and interest income of $3,751 in the three months ended February 28, 2023 compared to $-0- in the three months ended February 28, 2022. Interest income was adversely impacted during the three months ended February 28, 2023 as a result of the receipt of only two payments on a note receivable of $1,200,000 and one payment on a note receivable of $910,000. In February 2023, the Company entered into an agreement to amend its note receivable of $910,000 to convert the note into an interest only note commencing as of February 1, 2023, with a balloon payment being due at maturity on August 31, 2024, and an agreement to offset note payments due for December 2022, January 2023 and the interest only payment due for February 2023 against amounts due the obligor under a separate hosting agreement. As a result, the Company expects interest income to trend higher in future periods as the obligor under the $910,000 note (now with a balance of $731,472) resumes making monthly interest payments on schedule. Interest income will also trend higher to the extent the Company finances the sale of more equipment.

Net (Loss)

As a result of the foregoing, during the three months ended February 28, 2023, the Company incurred a net loss of ($307,401), or ($0.01) per share, as compared to a net loss of ($112,127) or $(0.00) per share during the three months ended February 28, 2022. The increase in the Company’s net loss in the three months ended February 28, 2023, compared to the three months ended February 28, 2022, is attributable to the factors discussed above.

Comparison of Results of Operations for the Six Months Ended February 28, 2023, and 2022.

Revenues

During the six months ended February 28, 2023, the Company generated $257,807 in revenue, compared to $349,274 of revenue in the six months ended February 28, 2022.

During the six months ended February 28, 2023, the Company generated $133,443 in Bitcoin revenue from self-mining digital assets, compared to $4,574 revenue in the six months ended February 28, 2022. The Company currently owns 362 miners that it plans to use for proprietary mining, of which all were deployed for self-mining at February 28, 2023. Mining revenues in the three months ended February 28, 2023 were adversely impacted by delays in opening the Company’s first hosting facility in Trinidad. The facility was completed in October 2022, but its opening has been delayed pending resolution of a dispute between our co-location partner in Trinidad and the electricity company in Trinidad over the price that will be charged for electricity provided to our hosting operations. At this time, we believe that the dispute has been resolved and the site will be operational in mid-2023 when some updates requested by the utility have been completed to the site. In the interim, the Company entered into a hosting agreement with a third party in Trinidad to host 192 machines until August 31, 2024, and is hosting an additional 70 machines with another party in Trinidad on an at will basis, both of which provide competitive electricity rates. Despite the expective favorable resolution of our dispute in Trinidad, we are currently focusing our efforts on the development of hosting centers in the United States and Canada, both directly and in joint ventures with third parties.

During the six months ended February 28, 2023, the Company generated $124,364 in revenue from equipment sales, compared to $344,700 revenue in the six months ended February 28, 2022. The revenue from equipment sales in the six months ended February 28, 2023 were derived from the following transactions:

•	In October 2022, the Company sold four hosting containers to a joint venture that is constructing a hosting facility in Texas for $1,200,000. The purchase price is payable pursuant to a promissory note bearing interest at 5% per annum, and is paid by 41 equal monthly payments of $31,204 commencing December 30, 2022.

•	In August 2022, the Company sold two hosting containers to a private party in Trinidad for $960,000. After a down payment of $50,000, the balance of the purchase price is payable pursuant to a promissory note bearing interest at 7.5% per annum, and is paid by 24 equal monthly payments of $40,949.62 commencing September 30, 2022. On February 1, 2023, the Company modified this agreement in conjunction with its entry into a new hosting agreement with the party, under which the Company agreed that the remaining principal balance of the note was $731,472, and that the note would be converted into an interest only note until August 31, 2024, at which time all principal and interest due is payable in full. In addition, the Company agreed to allow the note obligor to repay the note principal at a 10% discount.

Under the guidelines of ASC 606, the Company reports revenue from both equipment sales which are vendor financed by the Company under the installment sale method, under which the Company reports its gross profit on the sales as payments are received from the purchaser. Revenue from equipment sales in the six months ended February 28, 2023 were adversely impacted as the Company only received two payments on the $1,200,000 note receivable and one payment on the $910,000 note receivable. The Company received the third payment on the $1,200,000 note shortly after the end of the quarter, which will impact revenues in the following quarter. As of February 1, 2023, the Company reached an agreement with the obligor under the $910,000 note to convert the note into an interest only note commencing as of February 1, 2023, with a balloon payment being due at maturity on August 31, 2024, an agreement that the principal balance on the note was $731,472, and an agreement to offset note payments due for December 2022, January 2023 and the interest only payment due for February 2023 against amounts due the obligor under a separate hosting agreement. One effect of the agreement with the obligor is to materially reduce any deferred revenue associated with the sale. As a result, the Company expects revenue from these two equipment sales to be lower in future periods.

During the six months ended February 28, 2022, the revenue from equipment sales was generated from a sale to the Company’s first hosting client of 72 Antminer T-17's and 25 Whatsminer M31S. The terms of the sale were a cash payment of $168,750 and the execution of a note by the purchaser for $168,750, payable with interest at 10% in two installments, one in the amount of $84,375 due on April 15, 2022 and a second installment of $84,375 in principal and all accrued interest due on May 15, 2022. Under the guidelines of ASC 606, the Company reported revenue from this equipment sale under the completed sale method.

In future periods, the Company expects to generate additional revenues from the resale of certain hosting equipment, primarily containers and transformers.

The Company did not have any revenues from hosting during the six months ended February 28, 2023 or 2022. The lack of hosting revenues in the six months ended February 28, 2023 was because of the Company’s decision to cease hosting third party miners, and concentrate on self-mining. In the current market environment, the price of ASIC miners has fallen to the point that we believe self-mining is more profitable than hosting third party miners. While the Company still sees good opportunities to acquire mining equipment at attractive prices, the price of mining equipment has recently increased with the recent increase in the price of Bitcoin. In October 2022, the Company reached an agreement to terminate its only hosting client, and repurchased the miners which it had previously sold to the hosting client. The lack of hosting revenues in the six months ended February 28, 2022 was because the Company’s first hosting client relationship had not commenced yet.

The primary factors that will impact our revenues in subsequent periods are described in the “—Overview” above.

Cost of Sales

Cost of sales were $213,932 in the six months ended February 28, 2023, compared to $232,125 in the six months ended February 28, 2022.

Cost of sales related to mining was $169,352 in the six months ended February 28, 2023, compared to $45,468 in the six months ended February 28, 2022. Cost of sales normally includes electricity, utilities, facilities costs, depreciation and supplies. For the six months ended February 28, 2023, major components of cost of sales include rent to house mining and hosting equipment in temporary facilities, electricity, and supplies. The Company believes that cost of sales related to mining as a percentage of revenues were greater in the six months ended February 28, 2023 than what it expects to incur in future periods, as cost of sales in the most recent period were inflated by costs associated with maintaining temporary hosting facilities while our permanent hosting facility was being completed, and costs from the completion of our new hosting facility that we determined not to capitalize. Furthermore, our temporary hosting facilities carried electricity costs that were somewhat higher than the electricity costs that we expect to incur in our permanent facilities.

Cost of sales related to sales of mining equipment was $44,580 for the six months ended February 28, 2023, compared to $186,657 in the six months ended February 28, 2022. Cost of sales during the six months ended February 28, 2022 consisted of the purchase price of equipment sold, plus shipping and value added tax on the equipment. Cost of sales from equipment sales in the six months ended February 28, 2023 were materially lower as a result of the fact that equipment sales in that period were reported under the installment sales method under the guidelines of ASC 606.

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

Operating Expenses

During the six months ended February 28, 2023, the Company incurred $837,477 in operating expenses, compared to $820,157 in operating expenses during the six months ended February 28, 2022. Major components of operating expenses for the 2023 period as compared to the 2022 period were:

	Six months ended	Six months ended	Percentage
	February 28, 2023	February 28, 2022	Change %

General and administrative expenses	$61,113	$40,869	50%
Depreciation	147,265	7,803	1787%
Professional fees	262,803	667,025	(61%	)
Related party compensation	239,823	104,460	130%
Impairment of fixed assets	122,950	–	N/A
Impairment of cryptocurrency	3,523	–	N/A
Total operating expenses	$837,477	$820,157	2%

The relatively flat level of operating expenses in the 2023 period as compared to the 2022 period is primarily attributable to reduced professional fees in 2023 as compared to 2022, offset by increased depreciation, related party compensation and impairment of fixed assets. Included in operating expenses in the six months ended February 28, 2023 was $125,214 in non-cash expenses due to the issuance of common stock for professional services and to related parties as compensation, as compared to $565,460 in the six months ended February 28, 2022. We also incurred $122,950 in impairment expenses in the six months ended February 28, 2023 to write-down certain mining equipment to current market prices. Additionally, we incurred $3,523 in impairment expenses on our cryptocurrency holdings due to the decline in the price of Bitcoin we are holding. The Company expects that operating expenses will trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs associated with the commencement of operations.

Other Income (Expense)

During the six months ended February 28, 2023, the Company realized $15,532 in other income, as compared to ($117,874) of other expense in the six months ended February 28, 2022. The significant change in other income (expense) was mainly attributable to lower interest expense in the six months ended February 28, 2023 of ($27,019), as compared to ($117,874) in the six months ended February 28, 2022, which was due to lower outstanding loan balances during the 2023 period. In addition, in the six months ended February 28, 2023, the Company recorded other income of $16,939 attributable to the termination of a hosting contract, interest income of $12,850, and a gain from the sale of cryptocurrencies of $12,761 in the six months ended February 28, 2023, as compared to $-0-, $-0- and $-0-, respectively, in the six months ended February 28, 2022. Interest income was adversely impacted during the six months ended February 28, 2023 as a result of the failure of the obligor on a $910,000 note receivable to make scheduled amortizing payments in December 2022 or January 2023. In February 2023, the Company entered into an agreement to amend its note receivable of $910,000 to convert the note into an interest only note commencing as of February 1, 2023, with a balloon payment being due at maturity on August 31, 2024, and an agreement to offset note payments due for December 2022, January 2023 and the interest only payment due for February 2023 against amounts due the obligor under a separate hosting agreement. As a result, the Company expects interest income to trend higher in future periods as the obligor under the $910,000 note (now with a balance of $731,472) resumes making monthly interest payments on schedule. Interest income will also trend higher to the extent the Company finances the sale of more equipment.

Net (Loss)

As a result of the foregoing, during the six months ended February 28, 2023, the Company incurred a net loss of ($778,071), or ($0.02) per share, as compared to a net loss of ($820,883) or $(0.02) per share during the six months ended February 28, 2022. The increase in the Company’s net loss in the six months ended February 28, 2023, compared to the three months ended February 28, 2022, is attributable to the factors discussed above.

Liquidity and Capital Resources

As of February 28, 2023, the Company had $402,445 in cash on hand.

During the six months ended February 28, 2023, the Company had a net loss of ($778,071).

Cash flows used in operating activities were ($1,305,119) for the six months ended February 28, 2023, compared to cash flows used of ($56,788) for the six months ended February 28, 2022. The substantial increase in cash flows used in operating activities for the six months ended February 28, 2023 was primarily attributable to the loss from operations and an increase in notes receivable of ($924,673) from the sale of equipment, which was offset by a decrease in non-cash stock-based compensation from $565,460 in 2022 as compared to $125,214 in 2023, an increase in impairment losses from $-0- in 2022 to $122,950 in 2023, an increase in deferred revenues from $-0- in 2022 to $30,938 in 2023, and an increase in depreciation from $7,803 in 2022 to $147,265 in 2023, as well as minor changes in other balance sheet accounts.

Cash flows generated by investing activities were $515,014 for the six months ended February 28, 2023, compared to cash flows used in investing activities of ($1,602,546) for the six months ended February 28, 2022. Cash flows from investing activities were mainly impacted by purchases of equipment for $1,602,546 in the six months ended February 28, 2022, as compared to equipment sales, net of purchases, of $1,502,443 in the six months ended February 28, 2023, which was offset by the contribution of $987,429 of equipment to a joint venture in the six months ended February 28, 2023.

Cash flows provided by financing activities were $800,000 for the six months ended February 28, 2023, compared to cash flows provided by financing activities of $2,341,813 for the six months ended February 28, 2022. The cash flows provided by financing activities in the six months ended February 28, 2023 were entirely provided by draws under a line of credit with Innovative Digital Investors Emerging Technology, L.P. (“IDI”), a limited partnership controlled by Jonathan Bates, our Chairman, and Raymond Mow, our chief financial officer. During the six months ended February 28, 2022, cash flows provided by financing activities were derived from $1,616,813 in draws under a line of credit from IDI and proceeds of $725,000 from the sale of common stock and warrants in a private placement.

On October 19, 2022, the Company entered into a new Line of Credit Agreement with IDI (the “2022 LOC Agreement”), under which the Company has the right to borrow up to $1,000,000 to finance the purchase of equipment necessary for the operation of the Company’s business, and related working capital. Loans under the 2022 LOC Agreement accrue interest at twelve percent (12%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. The Company has the right to submit draw requests under the 2022 LOC Agreement until April 15, 2023. Each draw request is subject to the approval of IDI in its sole discretion. The amount drawn, plus all accrued interest therein, is repayable in full on December 1, 2023. As of the date of this Report the amount borrowed under the 2022 LOC Agreement was $800,000.

The Company believes that cash on hand, amounts that may borrow under the 2022 LOC Agreement, and expected receipts from the sale of equipment, and revenue from self-mining will provide it with sufficient liquidity to fund its operations for the next 12 months. The Company expects to receive approximately $4,572 in interest payments monthly from the sale of two immersion containers in August 2022, and approximately $31,000 per month from the sale of four immersion containers to a joint venture in which the Company will be both lender to and equity investor. Currently, the Company owns 362 miners which it plans to use for self-mining, all of which were in use as of February 28, 2023. Assuming neither the price of bitcoin nor the difficulty index changes, and based on the Company’s expected electricity costs, the Company estimates that it could generate approximately $12,988 in monthly gross profit from the miners. Other sources of revenue that the Company expects to receive include equity distributions from the ROC Digital joint venture once it becomes operational in mid-2023. The Company does not budget to include any proceeds from the exercise of its outstanding warrants because it is not able to predict when or if the market price of its common stock will exceed the exercise price of its warrants.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our Principal Executive Officer and Principal Financial Officer, with the assistance of management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2023. These controls are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the quarter ended February 28, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. However, please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, Item I A. of our Annual Report on Form 10-K for the year ended August 31, 2022, and the additional risk factors included in the Quarterly Report on Form 10-Q for the quarter ended November 30, 2022, which could materially affect our business, financial condition or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Furthermore, we add the following risk factor to the risk factors set forth in prior reports filed with the SEC:

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the three months ended February 28, 2023, the Company issued securities in the following private transactions:

•	70,423 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $30,986, or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

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

BITMINE IMMERSION TECHNOLOGIES, INC.

Dated: April 13, 2023	By:	/s/ Jonathan Bates
Jonathan Bates, Chief Executive Officer (Principal Executive Officer)

Dated: April 13, 2023	By:	/s/ Raymond Mow
Raymond Mow Chief Financial Officer (Principal Financial and Accounting Officer)

