Form 10-Q
period 2023-05-31
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2023-07-14
CIK 1829311

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

The number of shares outstanding of the registrant’s common stock as of July 14, 2023 was 49,444,222 shares.

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

3

Item 1. Financial Statements.

Bitmine Immersion Technologies, Inc.

Balance Sheets

	May 31,	August 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$518,425	$392,550
Prepaid expenses	105,000	5,000
Notes receivable-short term	374,444	491,395
Total current assets	997,868	888,945
Cryptocurrency	61,226	21,434
Notes receivable - long term	1,511,563	532,345
Investment in joint venture	987,429	–
Fixed assets, net	934,645	21,875
Fixed assets -not in service	3,938,427	6,509,602
Total assets	$8,431,157	$7,974,201

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52,730	$84,761
Accrued interest -related party	55,641	–
Loans payable-related party	1,300,000	–
Deferred revenue	64,645	232,913
Total current liabilities	1,473,015	317,674
Deferred revenue long term	437,163	252,322
Total liabilities	1,910,178	569,995

Commitments and contingencies	–	–

Stockholders' Equity:
Series A Preferred Stock, $0.0001 par value, 500,000 shares authorized, 453,966 and 453,966 shares issued and outstanding as of May 31, 2023 and August 31, 2022, respectively	45	45
Common stock, $0.0001 par value, 500,000,000 shares authorized; 49,444,222 and 48,606,915 shares issued and outstanding as of May 31, 2023 and August 31, 2022 respectively	4,944	4,861
Additional paid-in capital	10,284,331	9,865,866
Accumulated deficit	(3,768,341)	(2,466,566)
Total stockholders' equity	6,520,979	7,404,205
Total liabilities and equity	$8,431,157	$7,974,201

The accompanying notes are an integral part of the unaudited financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Operations

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	May 31,	May 31,	May 31,	May 31,
	2023	2022	2023	2022
Revenue from the sale of mining equipment	$13,647	$–	$138,011	$344,700
Revenue from hosting	–	16,567	–	16,567
Revenue from self- mining	128,479	–	261,921	4,574
Total revenue	142,126	16,567	399,932	365,841
Cost of sales mining equipment	–	–	44,580	186,657
Cost of sales self-mining	72,392	99,711	241,743	145,179
Gross profit (loss)	69,734	(83,144)	113,608	34,005

Operating expenses:
General and administrative expenses	183,610	141,312	244,723	182,179
Depreciation	147,005	–	294,270	7,803
Professional fees	143,580	75,705	406,383	742,730
Related party compensation	110,712	109,172	350,536	213,633
Impairment of fixed assets	–	–	122,950	–
Impairment of cryptocurrency	–	3,775	3,523	3,775
Total operating expenses	584,908	329,964	1,422,385	1,150,119
Income(loss) from operations	(515,174)	(413,108)	(1,308,776)	(1,116,115)
Other income (expense)
Interest expense	(28,622)	(78,290)	(55,641)	(196,165)
Gain from the sale of digital currencies	5,659	–	18,420	–
Other income	–	–	16,939	–
Interest income	14,433	4,485	27,284	4,485
Other income (expense), net	(8,530)	(73,806)	7,002	(191,680)
Net loss	$(523,704)	$(486,912)	$(1,301,775)	$(1,307,795)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted-average number of common shares outstanding:
Basic and diluted	48,855,238	43,712,529	48,774,671	41,910,194

The accompanying notes are an integral part of the unaudited financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31,2021	–	$–	40,433,299	$4,043	$817,842	$(461,334)	$360,551

Common stock issued for services	–	–	200,000	20	549,980	–	550,000

Net loss	–	–	–	–	–	(708,756)	(708,756)

Balance, November 30, 2021	–	$–	40,633,299	$4,063	$1,367,822	$(1,170,090)	$201,796

Common shares issued for services	–	–	2,100,000	210	(210)	–	–

Common shares sold in a private placement	–	–	580,000	58	724,942	–	725,000

Stock based compensation -related party	–	–	–	–	15,460	–	15,460

Net loss	–	–	–	–	–	(112,127)	(112,127)

Balance, February 28, 2022	–	$–	43,313,399	$4,331	$2,108,014	$(1,282,217)	$830,128

Net loss	–	–	–	–	–	(486,912)	(486,912)

Common shares issued for services	–	–	200,000	20	87,944	–	87,964

Common shares sold in a private placement	–	–	530,000	53	662,447	–	662,500

Stock based compensation -related party	–	–	42,692	4	46,377	–	46,381

Balance. May 31, 2022	–	$–	44,086,091	$4,409	$2,904,781	$(1,769,129)	$1,140,061

	`				Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2022	453,966	$45	48,606,915	$4,861	$9,865,865	$(2,466,566)	$7,404,205

Common stock issued for services -related party	–	–	71,429	7	31,422	–	31,429

Common shares issued for services	–	–	100,000	10	43,990	–	44,000

Net loss	–	–	–	–	–	(470,665)	(470,665)

Balance, November 30, 2022	453,966	$45	48,778,344	$4,878	$9,941,277	$(2,937,231)	$7,008,969

Common stock issued for services -related party	–	–	70,423	7	49,778	–	49,785

Net loss	–	–	–	–	–	(307,407)	(307,407)

Balance, February 28, 2023	453,966	$45	48,848,767	$4,885	$9,991,055	$(3,244,638)	$6,751,348

Common stock issued for services -related party	–	–	45,455	5	51,330	–	51,335

Common stock issued for services	–	–	550,000	55	241,945	–	242,000

Net loss	–	–	–	–	–	(523,704)	(523,704)

Balance, May 31, 2023	453,966	$45	49,444,222	$4,944	$10,284,331	$(3,768,341)	$6,520,979

The accompanying notes are an integral part of the unaudited financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months	Nine months
	ended	ended
	May 31,	May 31,
	2023	2022
Cash flows from operating activities
Net loss	$(1,301,775)	$(1,307,795)
Stock based compensation	418,549	699,805
Depreciation	294,270	7,803
Change in balance sheet accounts
Impairment of fixed assets	122,950	–
Cryptocurrencies	(39,792)	(17,366)
Accounts receivable other	–	(6,680)
Notes receivable	(862,266)	(168,750)
Prepaid expenses	(100,000)	(29,228)
Accounts payable	(32,032)	68,930
Deferred revenue	16,573	–
Accrued interest - related party	55,641	196,165
Accrued liabilities - related parties	–	102,792
Net cash (used in) operating activities	(1,427,882)	(454,327)

Cash flows from investing activities
Investment in joint venture	(987,429)	–
Sale of fixed assets	1,558,443	–
Purchase of fixed assets	(317,257)	(2,268,811)
Net cash provided by (used in) investing activities	253,757	(2,268,811)

Cash flows from financing activities:
Common shares sold in a private placement	–	1,387,500
Related party loans - net	1,300,000	1,616,813
Net cash provided by financing activities	1,300,000	3,004,313

Net increase in cash and cash equivalents	125,875	281,175
Cash and cash equivalents at beginning of period	392,550	218,737
Cash and cash equivalents at end of period	$518,425	$499,912

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

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

Operating results for the nine months ended May 31, 2023, are not necessarily indicative of the results that may be expected for the year ending August 31, 2023.

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

The Company’s financial statements in this Report for the periods ended May 31, 2023, and August 31, 2022, and all references thereto have been retroactively adjusted to reflect the split unless specifically stated otherwise.

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

During the nine months ending May 31, 2023, the Company did not generate any revenue from hosting services.

Revenues from the sale of mining equipment

The Company records revenue from the resale of mining equipment it has purchased. Revenue for the sale of mining equipment is recognized under the guidelines of ASC 606. During the nine months ending May 31, 2023, the Company generated $138,011 in revenues from the sale of mining equipment.

Revenues From Mining

Revenues from mining cryptocurrency for its own account will be recorded at the spot price for the cryptocurrency on a daily basis based on the Company’s proportionate share of cryptocurrency earned by the mining pools in which the Company participates on the date the Company receives its share from the pool. During the nine months ending May 31, 2023, the Company generated $261,921 in revenues from mining cryptocurrency.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On May 31, 2023, and August 31, 2022, respectively, the Company’s cash equivalents totaled $518,425 and $392,550, respectively.

Cryptocurrency

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment quarterly, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. During the nine months ended May 31, 2023, the Company recorded an impairment charge of $3,523 due to a reduction in the quoted price of cryptocurrency. Subsequent reversal of impairment losses, if the price of cryptocurrency increases, is not permitted. Additionally, during the nine months ended May 31, 2023, the Company realized a gain from sale of cryptocurrency of $18,420.

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

No depreciation is recorded on an asset until it is placed in service. Due to the nature of the equipment, it can only be placed in service when the hosting site is properly configured to turn on the machines. As of May 31, 2023, and August 31, 2022, the Company had $3,938,427 and $6,509,602, respectively, of fixed assets not in service. During the nine months ended May 31, 2023 the Company performed an analysis of the carrying cost of its mining equipment compared to the current market price for the same equipment. As a result, the Company determined that its fixed assets had been impaired by an amount of $122,950. This amount was recorded as an “impairment of fixed assets” on its statements of operations for the nine months ended May 31, 2023.

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

NOTE 2 – CRYPTOCURRENCIES

The following table presents additional information about the Company’s Bitcoin for the nine months ended May 31, 2023:

Beginning balance – August 31, 2022	$21,434
Revenue received from mining	261,921
Revenue recorded as “other income” from the termination of hosting agreement	16,939
Proceeds from the sale of cryptocurrency	(59,828)
Cryptocurrency used to pay expenses and to purchase equipment	(175,717)
Impairment of cryptocurrencies	(3,523)
Ending balance – May 31, 2023	$61,226

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues:

	Three Months Ended May 31,
	2023	2022
Revenues from the sale of mining equipment - net	$13,647	$–
Revenue from hosting, net	–	16,567
Revenue from self-mining	128,479	–
Total revenue	$142,126	$16,567

	Nine months Ended May 31,
	2023	2022
Revenues from the sale of mining equipment	$138,011	$344,700
Revenue from hosting, net	–	16,567
Revenue from self-mining	261,921	4,574
Total revenue	$399,932	$365,841

NOTE 4 – PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at May 31, 2023 and August 31, 2022:

	May 31, 2023			August 31, 2022
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$1,081,910	$(147,265)	$934,645	$25,000	$(3,125)	$21,875
Equipment not in service	3,938,427	–	3,938,427	6,509,602	–	6,509,602
Total fixed assets	$5,020,337	$(147,265)	$4,873,072	$6,534,602	$(3,125)	$6,531,477

For the nine months ended May 31, 2023 and May 31, 2022, the Company recorded $294,270 and $7,803, respectively, in depreciation expense.

NOTE 5 – NOTES RECEIVABLE

Notes receivable consist of notes received as partial consideration for the sale of mining equipment, and are collateralized by the mining equipment that was the subject of the sale. As of May 31, 2023 and August 31, 2022, notes receivable consist of the following:

	As of May 31, 2023	As of August 31, 2022

Note receivable with an amended principal amount of $731,472, bearing interest at 5.0% per annum payable monthly. Principal due in one payment on August 31, 2024. Borrower has right to prepay principal with a 10% discount.	$731,472	$1,023,741

Note receivable in original principal amount of $1,200,000, bearing interest at 5.0% per annum, payable in 41 equal monthly payments of $31,204 commencing December 30, 2022	1,154,535	–

Total	1,886,007	1,023,741

Less: Non-current portion	(1,511,563)	(532,345)

Notes receivable – short-term	$374,444	$491,395

As of May 31, 2023 and August 31, 2022 the balance of notes receivable was $1,886,007 and $1,023,741, respectively. During the nine months ended May 31, 2023, the Company recorded $27,284 in interest income on these notes.

NOTE 6 – LOANS PAYABLE AND ACCRUED LIABILITIES, RELATED PARTY

On October 19, 2022, the Company entered into a Line of Credit Agreement (the “2022 LOC Agreement”) with Innovative Digital Investors Emerging Technology, L.P. (“IDI), a limited partnership controlled by Jonathan Bates, the Company’s Chairman, and Raymond Mow, the Company’s Chief Financial Officer and a Director. The 2022 LOC Agreement provided for loans of up to $1,000,000 at the request of the Company to finance the purchase of equipment necessary for the operation of the Company’s business, and related working capital. Loans under the 2022 LOC Agreement accrue interest at twelve percent (12%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. The Company had the right to submit draw requests under the 2022 LOC Agreement until April 15, 2023. Each draw request is subject to the approval of IDI in its sole discretion. The amount drawn, plus all accrued interest therein, is repayable in full on December 1, 2023.

Effective May 13, 2023, the Company and IDI amended the 2022 LOC Agreement to increase the amount that the Company may borrow thereunder to $1,750,000, extended the date by which the Company could borrow funds thereunder to December 1, 2023, and extended the maturity date to December 1, 2024. Simultaneous with the extension, the Company borrowed an additional $500,000, primarily to fund the purchase of ASIC miners. As of May 31, 2023, the amount of principal and interest due to related party was $1,300,000 and $55,641, respectively, as compared to $-0- and $-0- at August 31, 2022.

NOTE 7 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of Common Stock with a par value of $0.0001 per share, and 20,000,000 shares of preferred stock with a par value of $0.0001 per share. As of May 31, 2023, and August 31, 2022, there were 49,444,222 and 48,606,915 shares of common stock outstanding, respectively. As of May 31, 2023 and August 31, 2022, our board of directors had authorized the issuance of one series of preferred stock, the Series A Convertible Preferred Stock (the “Series A Preferred”), for 500,000 shares, of which 453,966 shares had been issued.

Issuance of Shares

During the nine months ended May 31, 2023, the Company issued the following shares:

•	71,429 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $31,429, or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

•	70,423 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $30,986, or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

•	45,455 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $20,000 or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

•	100,000 shares were issued to a third party for investor relations services. The shares were valued at $44,000, or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering.

•	200,000 shares were issued to an investment banking firm as an annual renewal of an investment banking agreement. The shares were valued at $0.44 per share.

•	250,000 shares were issued to a consultant. The shares were valued at $0.44 per share.

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

As of May 31, 2023, and August 31, 2022, the Company had the following warrants outstanding:

Class	Amount Outstanding	Exercise Price	Expiration Date
Class A Warrants	590,000	$2.00	August 5, 2024
Class B Warrants	590,000	$5.00	August 5, 2024
Class C-1 Warrants	4,147,600	$2.00	January 15, 2025
Class C-2 Warrants	4,147,600	$4.00	January 15, 2025
Class C-3 Warrants	25,600	$1.25	June 27, 2027
Total	9,500,800

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of May 31, 2023 and August 31, 2022, the Company had no contractual commitments.

NOTE 9 – SUBSEQUENT EVENTS

In October 2022, the Company entered into a joint venture arrangement whereby it contributed one immersion container and six transformers, and sold four immersion containers, to a joint venture with a third party that has procured a location and a power purchase agreement in Pecos, Texas. We also obtained the right to locate one container at the location that we would be able use for self-mining. The joint venture partner initially expected the site would be operational by December 31, 2022. After the site work was substantially completed, a dispute arose with the electricity provider as a result of its request for substantial additional deposit as a result of recent bankruptcies in the mining and hosting industry, which delayed the commencement of operations at the location.  In April 2023, the joint venture entered into a new one year agreement with the electricity provider. In June 2023, the site became fully electrified. As of June 30, 2023, the Company has deployed 96 Antminer S-19 pro miners to its hosting container at the site, of which 75 were operational. Also, the joint venture’s business model changed from utilizing the joint venture’s immersion containers for self-mining to a model where it will use the containers to host third-party miners on a fee basis.

The Company has completed certain improvements requested by the local electric utility in Trinidad that were necessary to commence the delivery of electricity to the Company’s first hosting location there, and has been informed that the site will be fully electrified by August 1, 2023. The Company plans to locate two immersion containers there initially. The Company expects to use the site for self-mining, and to sell installed, operational miners in “buy/host” transactions.

Subsequent to May 31, 2023, the Company sold 34 S-19 ASCI miners in two “buy/host" transactions. One sale was of 24 S-19s for $2,000 each. The purchase price was paid in Bitcoin. The second sale was for 10 S-19 miners for $2,200 each for cash. In both cases, the buyers simultaneously executed a hosting agreement with the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three and nine months ended May 31, 2023, and 2022, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

We also generate revenues from the advantageous purchase and sale of equipment used for digital asset mining and hosting. We have relationships with some suppliers that enable us to acquire highly desired equipment at attractive prices, which we plan to resell to third parties. In most cases, resales of digital asset mining equipment would be to our hosting customers, which have the dual benefit of generating short-term gross profits from the equipment sale as well as growing the customer base of our hosting business. We have recently resold some hosting equipment in Trinidad to third parties that we determined would not be needed in the short-term due to the dispute between TSTT and the local utility described below.

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

Revenues from cryptocurrency mining, whether derived from hosting clients or from proprietary mining, are impacted significantly by volatility in Bitcoin prices, as well as increases in the Bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks. Below are changes in key metrics effecting the profitability of mining Bitcoin during the quarter ended May 31, 2023:

	As of May 31, 2023	As of August 31, 2022	Percent Change

Network hash rate	375.466 EH/s	219.86 EH/s	70.78%
Difficulty index	51.234 trillion	30.98 trillion	65.38%
Bitcoin market price	$27,213.71	$20,049.76	35.73%

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

Trinidad

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

In October 2022, we completed the installation of initial hosting containers under our agreement with TSTT. However, prior to commencing operations, TSTT advised us that the utility refused to honor its existing agreement with TSTT with respect to electricity supplied to our pilot hosting site, and instead indicated that the rate would be approximately $0.09 per kwh. TSTT has informed us that it does not believe that its contract with the local utility entitles it to vary the rate it charges for the use of electricity and has protested the decision. At this time, we believe that the dispute has been resolved and the site will be operational by August 1, 2023. In the interim, the Company entered into a hosting agreement with a third party in Trinidad to host 192 machines until August 31, 2024, and is hosting an additional 70 machines with another party in Trinidad on an at will basis, both of which provide competitive electricity rates.

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

Pecos, Texas

In October 2022, we entered into a joint venture arrangement whereby we contributed one immersion contain and six transformers, and sold four immersion containers, to a joint venture with a third party that has procured a location and a power purchase agreement in Pecos, Texas. We also obtained the right to locate one container at the location that we would be able use for self-mining. Our joint venture partner initially expected the site would be operational by December 31, 2022. After the site work was substantially completed, the commencement of operations was delayed as a result of a request by the electricity provider for an additional deposit as a result of recent bankruptcies in the mining and hosting industry. In addition, a dispute with the joint venture’s vendor for ASIC miners has delayed the delivery of miners for the facility.

In April 2023, the joint venture entered into a new one year agreement with the electricity provider, under which the site will receive electricity at $0.03991 per kwh for at least 95% of the annualized hourly intervals during the period. The initial agreement had a term of four years and seven months, and supplied electricity at $0.06896 per kwh, which the joint venture expected to reduce by reselling electricity during peak periods. The new agreement provides the joint venture with more predictable pricing, although a new agreement will need to be negotiated after the one year term. At the same time, the Company finalized a hosting agreement with the joint venture, under which it will locate one immersion container at the site for $500 per month, plus payment of its pro rata share of electricity, internet and insurance for the site. Under the hosting agreement, the Company also agreed to contribute $100,000 toward the electricity deposit for the site, which is refundable to the Company at the earlier of the date the electricity provider releases the deposit or 90 days after the expiration or termination of the hosting agreement. The hosting agreement has a term of one year, subject to the Company’s right to renew the agreement for two one year terms after receipt of notice of the renewal terms of the joint venture’s electricity supply agreement for the upcoming year. The site became fully electrified in June 2023, and the Company has deployed 96 Antminer S-19 pro miners to its hosting container at the site, of which 75 were operational.

Results of Operations

Comparison of Results of Operations for the Three Months Ended May 31, 2023, and 2022.

Revenues

During the three months ended May 31, 2023, the Company generated $142,146 in revenue, compared to $16,567 of revenue in the three months ended May 31, 2022.

During the three months ended May 31, 2023, the Company generated $128,479 in Bitcoin revenue from self-mining digital assets, compared to $0 revenue from self mining in the three months ended May 31, 2022. At May 31, 2023, the Company owned 506 miners, of which only 209 were deployed for self-mining. The number of undeployed miners was higher than normal at the end of the period as a result of miners that were being transitioned to new hosting locations, miners that were being transitioned from air-cooled to immersion cooled environment, and miners that were offline due to maintenance issues. Mining revenue should be higher in future periods as many of the undeployed miners are deployed into new hosting environments. Mining revenues in the three months ended May 31, 2023 were adversely impacted by delays in opening the Company’s first hosting facilities in Trinidad and Pecos, Texas. The Trinidad facility was completed in October 2022, but its opening has been delayed pending resolution of a dispute between our co-location partner in Trinidad and the electricity company in Trinidad over the price that will be charged for electricity provided to our hosting operations. At this time, we understand that the dispute has been resolved and all requirements have been satisfied to render the site operational by August 1, 2023. The Company also entered into a joint venture with a third party to open a hosting facility in Pecos, Texas, which was expected to open by December 31, 2022. Under the joint venture, the Company has the right to locate one immersion container at the site for its proprietary use. However, the opening was delayed as a result of a request from the utility provider for a substantial additional retainer. In April 2023, the joint venture entered into a new agreement with the utility that resolved the dispute, and the site became fully operational in June 2023. The Company has located 96 machines at the site, of which 75 were fully operational as of June 30, 2023. In the interim, the Company entered into a hosting agreement with a third party in Trinidad to host 192 machines until August 31, 2024, and is hosting an additional 70 machines with another party in Trinidad on an at will basis, both of which provide competitive electricity rates.

Despite the expective favorable resolution of our dispute in Trinidad, we are currently focusing our efforts on the development of hosting centers in the United States and Canada, both directly and in joint ventures with third parties.

During the three months ended May 31, 2023, the Company generated $13,647 in revenue from equipment sales, compared to $0 revenue in the three months ended May 31, 2022. The revenue from equipment sales in the three months ended May 31, 2023 were derived from the following transactions:

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

Under the guidelines of ASC 606, the Company reports revenue from both equipment sales described above under the installment sale method, under which the Company reports its gross profit on the sales as payments are received from the purchaser. Revenue from equipment sales in the three months ended May 31, 2023 were adversely impacted as the Company only received two payments on the $1,200,000 note receivable. The Company received the third payment on the $1,200,000 note shortly after the end of the quarter, which will impact revenues in the following quarter. As of February 1, 2023, the Company reached an agreement with the obligor under the $910,000 note to convert the note into an interest only note commencing as of February 1, 2023, with a balloon payment being due at maturity on August 31, 2024, an agreement that the principal balance on the note was $731,472, and an agreement to offset note payments due for December 2022, January 2023 and the interest only payment due for February 2023 against amounts due the obligor under a separate hosting agreement. The Company received all payments due on this note during the period. One effect of the agreement with the obligor is to materially reduce any deferred revenue associated with the sale, as the note is scheduled to receive interest only payments until August 31, 2024. As a result, the Company expects revenue from these two equipment sales to be lower in future periods.

In future periods, the Company expects to generate additional revenues from the resale of certain hosting equipment, primarily containers and transformers, and of miners in “buy/host” transactions, in which the Company sells miners already installed in its hosting facilities to buyers that simultaneously execute a hosting agreement for the purchased miners, and in some cases additional miners.

The Company generated $0 revenues from hosting in the three months ended May 31, 2023, as compared to $16,567 in hosting revenues in the three months ended May 31, 2022. The lack of hosting revenues in the three months ended May 31, 2023 was because of the Company’s decision to cease hosting third party miners, and concentrate on self-mining. In the current market environment, the price of ASIC miners has fallen to the point that we believe self-mining is more profitable than hosting third party miners. While the Company still sees good opportunities to acquire mining equipment at attractive prices, the price of mining equipment has recently increased with the recent increase in the price of Bitcoin. In October 2022, the Company reached an agreement to terminate its only hosting client, and repurchased the miners which it had previously sold to the hosting client.

The primary factors that will impact our revenues in subsequent periods are described in the “—Overview” above.

Cost of Sales

Cost of sales were $72,392 in the three months ended May 31, 2023, compared to $99,711 in the three months ended May 31, 2022.

Cost of sales related to mining and hosting was 72,392 n the three months ended May 31, 2023, compared to $99,711 in the three months ended May 31, 2022. Cost of sales normally includes electricity, utilities, facilities costs, depreciation and supplies. For the three months ended May 31, 2023, major components of cost of sales include rent to house mining and hosting equipment in temporary facilities, electricity, and supplies. The Company believes that cost of sales related to mining as a percentage of revenues were greater in the three months ended May 31, 2023 than what it expects to incur in future periods, as cost of sales in the most recent period were inflated by costs associated with maintaining temporary hosting facilities while our permanent hosting facility was being completed, and costs from the completion of our new hosting facility that we determined not to capitalize. Furthermore, our temporary hosting facilities carried electricity costs that were somewhat higher than the electricity costs that we expect to incur in our permanent facilities.

Cost of sales related to sales of mining equipment was $-0- for the three months ended May 31, 2023, compared to $186,657 in the three months ended May 31, 2022. Cost of sales during the three months ended May 31, 2022 consisted of the purchase price of equipment sold, plus shipping and value added tax on the equipment. Cost of sales from equipment sales in the three months ended May 31, 2023 were materially lower as a result of the fact that all of the equipment sales in that period were reported under the installment sales method under the guidelines of ASC 606.

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

Operating Expenses

During the three months ended May 31, 2023, the Company incurred $584, 908 in operating expenses, compared to $329,964 in operating expenses during the three months ended May 31, 2022. Major components of operating expenses for the 2023 period as compared to the 2022 period were:

	Three months ended	Three months ended	Percentage
	May 31, 2023	May 31, 2022	Change %

General and administrative expenses	$183,610	$141,312	29.9%
Professional fees	143,580	75,705	89.7%
Depreciation	147,005	–	n/a
Related party compensation	110,713	109,172	1.4%
Impairment of cryptocurrency	–	3,775	n/a
Total operating expenses	$584,908	$329,964	77.3%

The higher level of operating expenses in the 2023 period as compared to the 2022 period is primarily attributable to increased professional fees in 2023 as compared to 2022. Included in operating expenses in the three months ended May 31, 2023 was $293,335  in non-cash expenses due to the issuance of common stock for professional services and to related parties as compensation, as compared to $134,345 in the three months ended May 31, 2022. Additionally, we incurred $147,005 in depreciation expense in the three months ended May 31, 2023 due to the deployment of new mining equipment compared to $-0- during the same three month period in 2022. The Company expects that operating expenses will trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs, such as increased depreciation expense due to the addition of new mining equipment and the completion of the buildout of the operating facilities. associated with the commencement of operations.

Other Income (Expense)

During the three months ended May 31, 2023, the Company had $8,530 in other (expense), net as compared to ($73,805) of other expense in the three months ended May 31, 2022. The significant decrease in other (expense) was mainly attributable to lower interest expense in the three months ended May 31, 2023 of ($28,622) as compared to ($78,290) in the three months ended May 31, 2022, which was due to lower outstanding loan balances during the 2023 period. In addition, the Company recorded other income of $14,433 of realized gain from the sale of cryptocurrency in the three months ended May 31, 2023 compared to $-0- in three months ended May 31, 2022, and interest income of $14,433 in the three months ended May 31, 2023 compared to $4,485 in the three months ended May 31, 2022.

Interest income was adversely impacted during the three months ended May 31, 2023 as a result of the receipt of only two payments on a note receivable of $1,200,000, although the third payment was received after May 31, 2023, and will be reflected in the following quarter’s financial results. In February 2023, the Company entered into an agreement to amend its note receivable of $910,000 to convert the note into an interest only note commencing as of February 1, 2023, with a balloon payment being due at maturity on August 31, 2024, and an agreement to offset note payments due for December 2022, January 2023 and the interest only payment due for February 2023 against amounts due the obligor under a separate hosting agreement. The Company received all payments due under this note. As a result of the foregoing factors, the Company expects interest income to trend higher in future periods as the obligor under the $910,000 note (now with a balance of $731,472) resumes making monthly interest payments on schedule. Interest income will also trend higher to the extent the Company finances the sale of more equipment.

Net (Loss)

As a result of the foregoing, during the three months ended May 31, 2023, the Company incurred a net loss of ($523,704), or ($0.01) per share, as compared to a net loss of ($486,912) or $(0.01) per share during the three months ended May 31, 2022. The increase in the Company’s net loss in the three months ended May 31, 2023, compared to the three months ended May 31, 2022, is attributable to the factors discussed above.

Comparison of Results of Operations for the Nine months Ended May 31, 2023, and 2022.

Revenues

During the nine months ended May 31, 2023, the Company generated $399,932 in revenue, compared to $365,841 of revenue in the nine months ended May 31, 2022.

During the nine months ended May 31, 2023, the Company generated $261,921 in Bitcoin revenue from self-mining digital assets, compared to $4,574 revenue in the nine months ended May 31, 2022. At May 31, 2023, the Company owned 506 miners, of which only 209 were deployed for self-mining. The number of undeployed miners was higher than normal at the end of the period as a result of miners that were being transitioned to new hosting locations, miners that were being transitioned from air-cooled to immersion cooled environment, and miners that were offline due to maintenance issues. Mining revenue should be higher in future periods as many of the undeployed miners are deployed into new hosting environments. Mining revenues in the nine months ended May 31, 2023 were adversely impacted by delays in opening the Company’s first hosting facilities in Trinidad and Pecos, Texas. The Trinidad facility was completed in October 2022, but its opening has been delayed pending resolution of a dispute between our co-location partner in Trinidad and the electricity company in Trinidad over the price that will be charged for electricity provided to our hosting operations. At this time, we understand that the dispute has been resolved and all requirements have been satisfied to render the site operational by August 1, 2023. The Company also entered into a joint venture with a third party to open a hosting facility in Pecos, Texas, which was expected to open by December 31, 2022. Under the joint venture, the Company has the right to locate one immersion container at the site for its proprietary use. However, the opening was delayed as a result of a request from the utility provider for a substantial additional retainer. In April 2023, the joint venture entered into a new agreement with the utility that resolved the dispute, and the site became fully operational in June 2023. The Company has located 96 machines at the site, of which 75 were fully operational as of June 30, 2023. In the interim, the Company entered into a hosting agreement with a third party in Trinidad to host 192 machines until August 31, 2024, and is hosting an additional 70 machines with another party in Trinidad on an at will basis, both of which provide competitive electricity rates.

Despite the expective favorable resolution of our dispute in Trinidad, we are currently focusing our efforts on the development of hosting centers in the United States and Canada, both directly and in joint ventures with third parties.

During the nine months ended May 31, 2023, the Company generated $138,011 in revenue from equipment sales, compared to $344,700 revenue in the nine months ended May 31, 2022. The revenue from equipment sales in the nine months ended May 31, 2023 were derived from the following transactions:

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

Under the guidelines of ASC 606, the Company reports revenue from both equipment sales which are vendor financed by the Company under the installment sale method, under which the Company reports its gross profit on the sales as payments are received from the purchaser. Revenue from equipment sales in the nine months ended May 31, 2023 were adversely impacted as the Company only received four of six payments on the $1,200,000 note receivable. The Company received the two missing payments on the $1,200,000 note shortly after the end of the quarter, which will impact revenues in the following quarter. As of February 1, 2023, the Company reached an agreement with the obligor under the $910,000 note to convert the note into an interest only note commencing as of February 1, 2023, with a balloon payment being due at maturity on August 31, 2024, an agreement that the principal balance on the note was $731,472, and an agreement to offset note payments due for December 2022, January 2023 and the interest only payment due for February 2023 against amounts due the obligor under a separate hosting agreement. The Company received all payments due on this note during the period. One effect of the agreement with the obligor is to materially reduce any deferred revenue associated with the sale, as the note is scheduled to receive interest only payments until August 31, 2024. As a result, the Company expects revenue from these two equipment sales to be lower in future periods.

During the nine months ended May 31, 2022, the revenue from equipment sales was generated from a sale to the Company’s first hosting client of 72 Antminer T-17's and 25 Whatsminer M31S. The terms of the sale were a cash payment of $168,750 and the execution of a note by the purchaser for $168,750, payable with interest at 10% in two installments, one in the amount of $84,375 due on April 15, 2022 and a second installment of $84,375 in principal and all accrued interest due on May 15, 2022. Under the guidelines of ASC 606, the Company reported revenue from this equipment sale under the completed sale method.

In future periods, the Company expects to generate additional revenues from the resale of certain hosting equipment, primarily containers and transformers, and of miners in “buy/host” transactions, in which the Company sells miners already installed in its hosting facilities to buyers that simultaneously execute a hosting agreement for the purchased miners, and in some cases additional miners.

During the nine months ended May 31, 2023, the Company generated $-0- in revenue from hosting, compared to $16,567 revenue from hosting in the nine months ended May 31, 2022. The lack of hosting revenues in the three months ended May 31, 2023 was because of the Company’s decision to cease hosting third party miners, and concentrate on self-mining. In the current market environment, the price of ASIC miners has fallen to the point that we believe self-mining is more profitable than hosting third party miners. While the Company still sees good opportunities to acquire mining equipment at attractive prices, the price of mining equipment has recently increased with the recent increase in the price of Bitcoin. In October 2022, the Company reached an agreement to terminate its only hosting client, and repurchased the miners which it had previously sold to the hosting client.

The primary factors that will impact our revenues in subsequent periods are described in the “—Overview” above.

Cost of Sales

Cost of sales were $286,324 in the nine months ended May 31, 2023, compared to $331,836 in the nine months ended May 31, 2022.

Cost of sales related to mining and hosting was $241,743 in the nine months ended May 31, 2023, compared to $145,179 in the nine months ended May 31, 2022. Cost of sales normally includes electricity, utilities, facilities costs, depreciation and supplies. For the nine months ended May 31, 2023, major components of cost of sales include rent to house mining and hosting equipment in temporary facilities, electricity, and supplies. The Company believes that cost of sales related to mining as a percentage of revenues were greater in the nine months ended May 31, 2023 than what it expects to incur in future periods, as cost of sales in the most recent period were inflated by costs associated with maintaining temporary hosting facilities while our permanent hosting facility was being completed, and costs from the completion of our new hosting facility that we determined not to capitalize. Furthermore, our temporary hosting facilities carried electricity costs that were somewhat higher than the electricity costs that we expect to incur in our permanent facilities.

Cost of sales related to sales of mining equipment was $44,580 for the nine months ended May 31, 2023, compared to $186,657 in the nine months ended May 31, 2022. Cost of sales during the nine months ended May 31, 2022 consisted of the purchase price of equipment sold, plus shipping and value added tax on the equipment. Cost of sales from equipment sales in the nine months ended May 31, 2023 were materially lower as a result of the fact that all of the equipment sales in that period were reported under the installment sales method under the guidelines of ASC 606.

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

Operating Expenses

During the nine months ended May 31, 2023, the Company incurred $1,422,385 in operating expenses, compared to $1,150,119 in operating expenses during the nine months ended May 31, 2022. Major components of operating expenses for the 2023 period as compared to the 2022 period were:

	Nine months ended	Nine months ended	Percentage
	May 31, 2023	May 31, 2022	Change %

General and administrative expenses	$244,723	$182,179	34.3%
Depreciation	294,720	7,803	3,671.2%
Professional fees	406,383	742,730	(45.3)%
Related party compensation	350,536	213,633	64.1%
Impairment of fixed assets	122,950	–	N/A
Impairment of cryptocurrency	3,523	3,775	(6.7)%
Total operating expenses	$1,422,385	$1,150,119	17.3%

The increase in operating expenses in the 2023 period as compared to the 2022 period is primarily attributable to increased general and administrative expenses, depreciation, and related party compensation in 2023 as compared to 2022, partially offset by a decrease in professional fees over the 2022 period. Included in operating expenses in the nine months ended May 31, 2023 was $418,549 in non-cash expenses due to the issuance of common stock for professional services and to related parties as compensation, as compared to $699,805 in the nine months ended May 31, 2022. We also incurred $122,950 in impairment expenses in the nine months ended May 31, 2023 to write-down certain mining equipment to current market prices. Additionally, we incurred $3,523 in impairment expenses in the nine months ended May 31, 2023 on our cryptocurrency holdings due to the temporary decline in the price of Bitcoin we were holding, as compared to an impairment expense of $3,775 in the nine months ended May 31, 2022. The Company expects that operating expenses will trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs associated with the commencement of operations.

Other Income (Expense)

During the nine months ended May 31, 2023, the Company realized $7,002 in other income, as compared to ($191,680) of other expense in the nine months ended May 31, 2022. The significant change in other income (expense) was mainly attributable to lower interest expense in the nine months ended May 31, 2023 of ($55,641), as compared to ($196,165) in the nine months ended May 31, 2022, which was due to lower outstanding loan balances during the 2023 period. In addition, in the nine months ended May 31, 2023, the Company recorded other income of $16,939 attributable to the termination of a hosting contract, interest income of 27,284, and a gain from the sale of cryptocurrencies of $18,420 in the nine months ended May 31, 2023, as compared to $-0-, $4,485 and $-0-, respectively, in the nine months ended May 31, 2022.

Interest income was adversely impacted during the nine months ended May 31, 2023 as a result of the failure of the obligor on a $910,000 note receivable to make all two of the six scheduled amortizing payments due in the period, although the two late payments were received after May 31, 2023 and will be reflected in the following quarter’s financial results. In February 2023, the Company entered into an agreement to amend its note receivable of $910,000 to convert the note into an interest only note commencing as of February 1, 2023, with a balloon payment being due at maturity on August 31, 2024, and an agreement to offset note payments due for December 2022, January 2023 and the interest only payment due for February 2023 against amounts due the obligor under a separate hosting agreement. The Company received all payments due on this note. As a result of the foregoing factors, the Company expects interest income to trend higher in future periods as the obligor under the $910,000 note (now with a balance of $731,472) resumes making monthly interest payments on schedule. Interest income will also trend higher to the extent the Company finances the sale of more equipment.

Net (Loss)

As a result of the foregoing, during the nine months ended May 31, 2023, the Company incurred a net loss of ($1,301,755) or ($0.03) per share, as compared to a net loss of ($1,307,795) or $(0.03) per share during the nine months ended May 31, 2022. The slight decrease in the Company’s net loss in the nine months ended May 31, 2023, compared to the three months ended May 31, 2022, is attributable to the factors discussed above.

Liquidity and Capital Resources

As of May 31, 2023, the Company had $518,425 in cash on hand.

During the nine months ended May 31, 2023, the Company had a net loss of ($1,301,775)

Cash flows used in operating activities were ($1,427,882) for the nine months ended May 31, 2023, compared to cash flows used of ($454,327) for the nine months ended May 31, 2022. The substantial increase in cash flows used in operating activities for the nine months ended May 31, 2023 was primarily attributable to the loss from operations and an increase in notes receivable of $862,266 from the sale of equipment, which was offset by a decrease in non-cash stock-based compensation from $699,805 in 2022 as compared to $418,549 in 2023, an increase in impairment losses from $-0- in 2022 to $122,950 in 2023, an increase in deferred revenues from $-0- in 2022 to $16,573 in 2023, and an increase in depreciation from $7,803 in 2022 to $294,270 in 2023, as well as minor changes in other balance sheet accounts.

Cash flows generated by investing activities were $253,757 for the nine months ended May 31, 2023, compared to cash flows used in investing activities of ($2,268,811) for the nine months ended May 31, 2022. Cash flows from investing activities were mainly impacted by purchases of equipment for $2,268,811 in the nine months ended May 31, 2022, as compared to equipment sales, net of purchases, of $1,241,286 in the nine months ended May 31, 2023, which was offset by the contribution of $987,429 of equipment to a joint venture in the nine months ended May 31, 2023.

Cash flows provided by financing activities were $1,300,000 for the nine months ended May 31, 2023, compared to cash flows provided by financing activities of $3,004,313 for the nine months ended May 31, 2022. The cash flows provided by financing activities in the nine months ended May 31, 2023 were entirely provided by draws under a line of credit with Innovative Digital Investors Emerging Technology, L.P. (“IDI”), a limited partnership controlled by Jonathan Bates, our Chairman, and Raymond Mow, our chief financial officer. During the nine months ended May 31, 2022, cash flows provided by financing activities were derived from $1,616,813 in draws under a line of credit from IDI and proceeds of $1,387,500 from the sale of common stock and warrants in a private placement.

On October 19, 2022, the Company entered into a new Line of Credit Agreement with IDI (the “2022 LOC Agreement”), under which the Company has the right to borrow up to $1,000,000 to finance the purchase of equipment necessary for the operation of the Company’s business, and related working capital. Loans under the 2022 LOC Agreement accrue interest at twelve percent (12%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. Effective May 13, 2023, the Company and IDI amended the 2022 LOC Agreement. As amended, the 2022 LOC Agreement allows the Company to up to $1,750,000 thereunder until December 1, 2023. Each draw request is subject to the approval of IDI in its sole discretion. As amended, all principal and interest due under the 2022 LOC Agreement are due and payable on December 1, 2024. As of June 30, 2023, the amount borrowed under the 2022 LOC Agreement was $1,300,000.

The Company believes that cash on hand, amounts that may borrow under the 2022 LOC Agreement, and expected receipts from the sale of equipment, and revenue from self-mining will provide it with sufficient liquidity to fund its operations for the next 12 months. The Company expects to receive approximately $4,572 in interest payments monthly from the sale of two immersion containers in August 2022, and approximately $31,000 per month from the sale of four immersion containers to a joint venture in which the Company will be both lender to and equity investor. Currently, the Company owns 506 miners, most of which the Company intends to use for self-mining. Other sources of revenue that the Company expects to receive include equity distributions from the ROC Digital joint venture once it becomes operational in mid-2023. The Company does not budget to include any proceeds from the exercise of its outstanding warrants because it is not able to predict when or if the market price of its common stock will exceed the exercise price of its warrants.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our Principal Executive Officer and Principal Financial Officer, with the assistance of management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2023. These controls are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the quarter ended May 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the three months ended May 31, 2023, the Company issued securities in the following private transactions:

•	45,455 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $20,000, or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

•	200,000 shares were issued to investment banking firm as an annual renewal of an investment banking agreement. The shares were valued at $0.44 per share.

•	100,000 shares were issued to a consultant as an annual renewal of its consulting agreement. The shares were valued at $0.44 per share.

•	250,000 shares were issued to a consultant. The shares were valued at $0.44 per share.

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

BITMINE IMMERSION TECHNOLOGIES, INC.

Dated: July 14, 2023	By:	/s/ Jonathan Bates
Jonathan Bates, Chief Executive Officer (Principal Executive Officer)

Dated: July 14, 2023	By:	/s/ Raymond Mow
Raymond Mow Chief Financial Officer (Principal Financial and Accounting Officer)

