Form 10-K
period 2023-08-31
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2023-12-14
CIK 1829311

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2023

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

As of February 28, 2023 (the last trading day of the registrant’s second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant, based on the $0.85 closing price of the registrant’s common stock as reported on the OTC Markets on that date, was approximately $10,217,162. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of December 13, 2023 there were 49,665,649 shares of common stock of the registrant issued and outstanding.

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

Company Overview

Since July 2021, our business has been as a blockchain technology company that is building out industrial scale digital asset mining, equipment sales and hosting operations. The Company’s primary business is self-mining bitcoin for its own account, as well as hosting third-party equipment used in mining of digital asset coins and tokens, specifically bitcoin. Our state-of-the-art facilities will be specifically designed and constructed for housing advanced mining equipment. Our data centers will provide power, racks, proprietary thermodynamic management (heat dissipation and airflow management), redundant connectivity, 24/7 security, as well as software which provide infrastructure management and custom firmware that boost performance and energy efficiency.

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

Our digital asset mining operation is focused on the generation of digital assets by solving complex cryptographic algorithms to validate transactions on specific digital asset network blockchains, which is commonly referred to as “mining.” Mining requires the use of specialized computers equipped with application-specific integrated circuit (ASIC) chips (known as “miners”) to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) in exchange for digital asset rewards (to date, only bitcoin). Whether we are hosting our client’s computers or mining for our own account with our own computers, the miners participate in “mining pools” organized by “mining pool operators” in which we or our clients share mining power (known as “hash rate”) with the hash rate generated by other miners participating in the pool to earn digital asset rewards. The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. Fees are paid to the mining pool operator to cover the costs of maintaining the pool. The pool uses software that coordinates the pool members’ mining power, identifies new block rewards, and records how much hash rate each participant contributes to the pool. Pools typically pay rewards in different ways: as a percentage of the total reward received by the mining pool each day based on each pool participant’s proportionate share of hashing power provided that day (the “Actual Reward Method”); or based on the theoretical reward the pool participant should have received each day based on its hashing power contributed to the pool each day times the difficulty index (the “Expected Reward Method”). We only use mining pools that pay rewards under the Expected Reward Method.

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

Our digital asset self-mining activity competes with a myriad of mining operations throughout the world to complete new blocks in the blockchain and earn the reward in the form of an established unit of a digital asset. Revenue from digital asset mining and hosting third party digital asset miners are impacted by volatility in bitcoin prices, as well as increases in the Bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks.  Gross profits from digital asset mining are primarily impacted by the market price of bitcoin at the time of mining and the cost of electricity to operate the miners and to a lesser extent by other operating costs. While we expect to sell or exchange a portion of the digital assets we mine to fund our growth strategies or for general corporate purposes, we may hold our digital assets as investments in anticipation of continued adoption of digital assets as a “store of value” and a more efficient medium of exchange than traditional fiat currencies.

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

Trinidad Operations

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

In October 2022, we completed the installation of initial hosting containers under our agreement with TSTT. However, prior to commencing operations, TSTT advised us that the utility refused to honor its existing agreement with TSTT with respect to electricity supplied to our pilot hosting site, and instead indicated that the rate would be approximately $0.09 per kwh, which TSTT disputed. At this time, the dispute has been resolved, the site became operational in October 2023, and our rate for electricity will be TSTT’s existing rate of 3.5 cents per kwh. While our TSTT site was delayed pending electrification, we entered into a hosting agreement with a third party in Trinidad to host up to 192 miners in one immersion container until August 31, 2024, and are leasing space with a third party on an at will basis to co-host 56 miners. We ultimately intend to move all of our currently owned and customer owned miners to our new TSTT hosting facilities.

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

Pecos, Texas Operations

In October 2022, we entered into a joint venture arrangement with ROC Digital Mining to jointly develop and operate a Bitcoin mining operation in Pecos, Texas. Under the joint venture, we contributed one immersion container, six transformers and cash with a value of $987,429 as a capital contribution to ROC Digital Mining I, LLC (the “ROC Digital”). In return, we received 240 Class B Units of ROC Digital pursuant to an ongoing offering of a total of 1,000 Class B Units at $4,400 per unit. We simultaneously sold ROC Digital four immersion containers for $1,200,000, which is payable pursuant to a promissory note the bears interest at 5% per annum, and is payable pursuant to monthly payments of $31,203.64 per month commencing on December 30, 2022, with any remaining principal and interest payable in full on May 31, 2026. The note is secured by the equipment that was sold. We also obtained the right to locate one container at the location that we would be able to use for self-mining. As of August 31, 2023 the note receivable from ROC Digital amounted to $1,029,721.

Any distributions of assets by ROC Digital are allocated as follows: i) 100% to the Class B Members until each Class B Member has received the return of its capital contributions; ii) 100% to the Class B Members until each Class B Member has received a non-compounded preferred return of 1% per month (12% per year) on its capital contribution, provided that a Class Member will no longer entitled to a preferred return once it has received total distributions equal to five times its capital contributions; iii) 70% to the Class Members and 30% to the Class A Members until each Class B Member has received total distributions equal to three times its capital contributions; (iv) 60% to the Class Members and 40% to the Class A Members until each Class B Member has received total distributions equal to four times its capital contributions; (v) 50% to the Class Members and 50% to the Class A Members until the seventh anniversary of the final closing of Class B Units; and (vi) thereafter, all to the Class A Members.

ROC Digital is managed by ROC Digital Mining Manager LLC (“ROC Manager”), which owns all of the Class A Units of ROC Digital. The Class A Units have the sole right to vote on any matter that requires a vote of members, including in the selection of the manager. We own 33 1/3% of ROC Manager. ROC Manager is managed by from one to three managers selected by a vote of the members. We do not currently have a representative or designee serving as manager of ROC Manager. However, the operating agreement for ROC Manager provides that ROC Manager may not take a number of actions in relation to ROC Digital without the unanimous consent of its members, such as incurring more than $50,000 of indebtedness, approval of operating budget, filing for bankruptcy, making any material change in ROC Digital’s business, merging, consolidating or combining ROC Digital with another entity, selling off a substantial part of ROC Digital’s assets, amending the operating agreement of ROC Digital, or causing ROC Digital to enter into any agreement with a related party.

Day to day management of the operations of ROC Digital is provided by ROC Digital Mining LLC (“ROC Mining”), an affiliate of ROC Manager in which we do not have an interest. ROC Mining is entitled to a monthly management fee equal to 3% of ROC Digital’s gross revenue, subject to a monthly minimum of $10,000 and a monthly maximum of $15,000. In additional ROC Mining is entitled to an acquisition fee of 1% of the cost of any assets acquired by ROC Digital.

Our joint venture partner initially expected the site would be operational by December 31, 2022. After the site work was substantially completed, the commencement of operations was delayed as a result of a request by the electricity provider for an additional deposit as a result of recent bankruptcies in the mining and hosting industry. In addition, a dispute with the joint venture’s vendor for ASIC miners delayed the delivery of miners for the facility.

In April 2023, the joint venture entered into a new one year agreement with the electricity provider, under which the site will receive electricity at $0.03991 per kwh for at least 95% of the annualized hourly intervals during the period. The initial agreement had a term of four years and seven months, and supplied electricity at $0.06896 per kwh, which the joint venture expected to reduce by reselling electricity during peak periods. The new agreement provides the joint venture with more predictable pricing, although a new agreement will need to be negotiated after the one year term. At the same time, we finalized a hosting agreement with the joint venture, under which we will locate one immersion container at the site for $500 per month, plus payment of our pro rata share of electricity, internet and insurance for the site. Under the hosting agreement, we also agreed to contribute $100,000 toward the electricity deposit for the site, which is refundable to us at the earlier of the date the electricity provider releases the deposit or 90 days after the expiration or termination of the hosting agreement. The hosting agreement has a term of one year, subject to our right to renew the agreement for two one year terms after receipt of notice of the renewal terms of the joint venture’s electricity supply agreement for the upcoming year. The site became fully electrified in June 2023. As of December 1, 2023, we had deployed 96 Antminer S-19 pro miners to our hosting container at the site. The joint venture has filled its five immersion containers with ASIC miners provided by hosting clients.

Murray, Kentucky Operations

On October 4, 2023, the Company purchased 1,050 used ASIC miners from Luxor Technology Corporation (“Luxor”) for $488,775, and simultaneously entered into a Co-Location Services Agreement to host the miners at a hosting facility owned by Soluna SW, LLC (“Soluna”) in Murray, Kentucky. The hosting agreement with Soluna has a term of 18 months, and provides that the Company is obligated to reimburse Soluna for the actual cost of the electricity used by the Company’s machines and pay a hosting fee equal to 50% of the net profit generated by the machines each month. The hosting fee is payable in bitcoin. The hosting facility has an electricity cost of $0.025 per kwh and guarantees uptime of 83% per week.

Revenue Sources

Our revenue will consist primarily of fees generated from our hosting operations, sales of mining equipment to be hosted in our data centers and proceeds related to Bitcoin transaction processing for our own account.

•	Hosting revenue from customers and related parties. Hosting revenue from customers and related parties is based on consumption-based contracts with our customers and related parties. Most contracts are renewable, and our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which vary from one to three years in length. Our typical agreement provides for full reimbursement of the client’s share of electricity costs of the hosting facility, and a percentage of bitcoin generated by the client’s activities. The percentage is negotiable on a case-by-case basis but is expected to average 25% of revenues. In addition, we may earn minor services revenue from equipment repairs and handling shipping logistics. We do not indemnify our hosting clients against loss. The agreements are normally terminable in the event of a default by either party. The agreements are often subject to suspension in the event force majeure events or when the prevailing gross margins on digital asset mining are not positive. In addition, some of our agreements may allow a client to terminate the agreement in the event the price of electricity exceeds a certain benchmark, which is negotiated on a case-by-case basis based on the location of the hosting facility. Our hosting customers may supply their own equipment or may purchase the equipment from us. Our hosting customers may select the mining pool that they want to use or use the mining pool that the Company uses for its own self-mining.

•	Digital asset mining income. We will conduct proprietary digital asset mining operations using specialized computers equipped with application-specific integrated circuit (ASIC) chips (known as “miners”) to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) in exchange for digital asset rewards (to date, only Bitcoin). The Company will participate in “mining pools” organized by “mining pool operators” in which we share our mining power (known as “hash rate”) with the hash rate generated by other miners participating in the pool to earn digital asset rewards. The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. Fees are paid to the mining pool operator to cover the costs of maintaining the pool. The pool uses software that coordinates the pool members’ mining power, identifies new block rewards, and records how much hash rate each participant contributes to the pool. Pools typically pay rewards in different ways: as a percentage of the total reward received by the mining pool each day based on each pool participant’s proportionate share of hashing power provided that day (the “Actual Reward Method”); or based on the theoretical reward the pool participant should have received each day based on its hashing power contributed to the pool each day times the difficulty index (the “Expected Reward Method”). We only use mining pools that pay rewards under the Expected Reward Method. Revenues from digital asset mining are impacted by volatility in Bitcoin prices, as well as increases in the Bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks.

•	Equipment sales to customers and related parties. Equipment sales to customers and related parties is derived from our ability to leverage our partnerships with leading equipment manufacturers to secure equipment in advance, which is then sold to our customers and related parties. Our equipment sales are typically in connection with a hosting contract, but have sold equipment to parties that are not hosting customers where the terms are attractive.

We consider these all to be part of the same line of business. We do not have any fixed goals regarding the percentage of our data centers that we use for hosting third party miners versus the percentage that we use for self-mining. For mining or hosting equipment that we purchase, we also do not have any fixed goals regarding whether we utilize the equipment for our own account, sell it to a customer or other third party or contribute it to a joint venture. We let market conditions and overall profitability analysis guide the decisions. When we host, we look for opportunities to profitably sell miners to the hosting client in a buy/host transaction. In some instances, we may resell data centers and electrical equipment if we are offered an attractive price and believe that we can replace it at a lower price and by the time we may need it for our internal operations. These decisions are dynamic and based on the overall market for all of the above.

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

We do not have a set policy in regard to how long we hold digital assets that we receive as payment, although our practice has been to immediately sell digital assets as needed to pay operating expenses or for capital expenditures. We do not plan to hold any digital assets that we receive as a long-term investment. We hold our digital assets in a cold storage wallet account in our name, and not with a custodian or other intermediary. We have an account with Gemini Trust Company, LLC, which is a qualified custodian regulated by the New York Department of Financial Services, to which we transfer any digital assets that we decide to liquidate immediately prior to their liquidation. We do not store any digital assets at Gemini. We also seek to minimize the risk of a failure of any bitcoin exchange by opening accounts at more than one exchange. In July 2023, we established a relationship with BitGo Trust, a well-known Bitcoin Custodian. We intend to use BitGo for a significant amount of custody moving forward.

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

Halving

Further affecting the industry, and particularly for the Bitcoin blockchain, the digital asset reward for solving a block is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in digital assets using a proof of work consensus algorithm. At a predetermined block, the mining reward is reduced by half, hence the term “halving.” For Bitcoin the reward was initially set at 50 Bitcoin currency rewards per block. The Bitcoin blockchain has undergone halvings three times since its inception as follows: (1) on November 28, 2012, at block height 210,000; (2) on July 9, 2016, at block height 420,000; (3) on May 11, 2020, at block height 630,000, when the reward was reduced to its current level of 6.25 Bitcoin per block. The next halving for the Bitcoin blockchain is currently anticipated to occur in April 2024 at block height 840,000. Halvings will continue to occur until the total amount of Bitcoin currency rewards issued reaches approximately 21 million and the theoretical supply of new Bitcoin is exhausted, which is expected to occur around the year 2140.  Since the price of Bitcoin is not adjusted proportionally after the halving, that means that each miner will produce exactly half the amount of Bitcoin as it did prior to the halving from the same amount of processing power. This directly impacts the profitability of a miner immediately after the halving. Historically, these halving events have also been the impetus for the next bull market as the reduced rate of growth of Bitcoin increases the perceived scarcity of the asset.

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

Equipment Costs

As the market value of digital assets increased in 2020 and 2021, the demand for the newest, most efficient miners also increased, leading to scarcity in the supply of and thereby a resulting increase in the price of miners. When the market value of digital assets declined in 2022, the demand for all types of mines also decreased. As a result, the cost of new machines can be unpredictable. Additionally, the demand for hosting space in 2020 and 2021 increased the demand for the equipment necessary to build and operate hosting centers, which resulted in price increases and long lead times to acquire such equipment from manufacturers. With the decline in digital asset prices in 2022, the market for hosting equipment has shifted back in favor of buyers, although not as much as has been the case with mining equipment. Our ability to secure the necessary equipment in a timely manner, while maintaining proper cost controls, will be key to our success.

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

As of December 2021, electricity prices in Trinidad and Tobago averaged 5.2 cents per kilowatt-hour, which is the average price among all households, which ranks it among the lowest rates available in the world. In particular, Trinidad and Tobago ranked 34th out of 148 countries surveyed in terms of the affordability of its electricity prices. In comparison, the average price in the United States for households was 16.2 cents per kwh, and in Canada was 10.7 cents per kwh. However, wholesale or bulk electricity rates, which are typically negotiated to commercial or industrial users, are typically lower than household rates. Most countries with lower rates have either unstable political environments or inadequate and unstable electrical infrastructure that make then unsuitable for data centers. See https://globalpetrolprices.com/electricity_prices/. The rate that we expect to pay is 3.5 cents per kwh, which is less than the average in Trinidad and Tobago, because electricity to our facilities will be supplied through TSTT’s contract with the local utility.

In October 2022, we completed the installation of initial hosting containers under our agreement with TSTT. However, prior to commencing operations, TSTT advised us that the local utility had refused to honor its existing agreement with TSTT with respect to electricity supplied to our hosting containers, and instead indicated that the rate would be approximately $0.09 per kwh, which TSTT disputed. At this time, we believe that the dispute has been resolved, the site became operational in October 2023, and our rate will be TSTT’s existing rate of 3.5 cents per kwh.

In light of the recent developments in Trinidad, we are focusing our efforts in the near term on developing hosting locations in the United States and Canada. We now have a hosting facility in Pecos, Texas, and have an additional 1,050 miners hosted by a third party in Murray, Kentucky. See “Item 2. Properties” herein. We are exploring additional situations where medium to long-term power agreements may be available at affordable prices, whether using traditional power sources such as coal or natural gas, as well as environmentally friendly sources such as hydroelectric, wind and solar-backed projects, which might allow us to generate collateral revenue from the sale of excess power to the local utility grid and from the generation of saleable carbon credits.

The Company’s president allows the Company to utilize the office space of an affiliated company for its executive offices without charge to the Company.

Hosting Equipment

Our focus is to build data centers using immersion hosting containers. In 2021 and 2022, we purchased a total of ten immersion hosting containers from Submer for an average of approximately $269,000 each. We have deployed or sold the immersion containers as follows:

•	We installed two of the immersion containers at our initial co-location facility in Trinidad, although operations are the facility are currently delayed pending the resolution of a dispute between TSTT and the local utility regarding the rate that will be charged for electricity supplied to the facility.

•	In August 2022, we sold two immersion containers to a third party in Trinidad for $960,000, of which $910,000 was payable over twenty five months with interest at 7.5% per annum, for monthly payments of $40,950 per month.

•	In October 2022, we sold four immersion containers to a joint venture with ROC Digital Mining I, LLC (“ROC Digital”) for $1,200,000, and made an equity contribution of one immersion container. Our equity contribution also included six GE Protec 1500 KVA transformers valued at $125,000 each.

•	Under our agreement with ROC Digital, we retained the right to install one container at the joint venture’s hosting site, which we are entitled to use for self-mining or hosting third party miners.

Although we originally bought our immersion containers with the intention of using them purely for hosting third party equipment, we elected to sell six of the containers because we were offered an attractive price for them and because we did not a suitable location to install them in the short-term. While we do not have any agreements to purchase additional immersion containers from Submer, we believe that additional immersion containers are available for purchase from Submer or other vendors as we need them for additional hosting facilities.

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

As of December 1, 2023, we own a total of 1,691 miners, consisting of: 121 Whatsminers, 72 Antminer T-19s, and 1,498 Antminer S-19s (not including retired miners). For our current inventory of miners, we paid an average of approximately $955 per machine, or $9.34 per terahash. The miners that we owned as of December 1, 2023 have an average mining efficiency of 33.92 j/TH.

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

Employees and Independent Contractors

As of December 1, 2023, we had six employees and independent contractors, which do not include our officers who are performing services without a contract or compensation until we raise capital.

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

Item 1A. Risk Factors

Ownership of our securities involves a high degree of risk. Holders of our securities should carefully consider the following risk factors and the other information contained in this Form 10-K, including our historical condensed financial statements and related notes included herein. The following discussion highlights some of the risks that may affect future operating results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or businesses in general, may also impair our businesses operations. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results could be adversely affected in a material way. This could cause the trading prices of our common stock to decline, perhaps significantly, and you may lose part or all of your investment. Please see “Cautionary Notes Regarding Forward-Looking Statements.”

Risks Related to Company’s Business and Industry

We may not be able to obtain new hosting and transaction processing hardware or purchase such hardware at competitive prices during times of high demand, which could have a material adverse effect on our business, financial condition and results of operations.

Historically, an increase in interest and demand for digital assets has led to a shortage of hosting and transaction processing hardware and increased prices. As the price of digital assets increase, the profits that are generated from the mining those assets also increase, which causes more companies to enter the mining industry and existing companies to expand their mining operations. When that occurs, the demand for equipment may outpace supply and create mining machine equipment shortages. Currently, with the drop in digital asset prices from their highs in 2021, there is increased availability, and decreased prices, of new and used mining and hosting equipment. However, these trends may be temporary, particularly the drop in digital asset prices, and a return to higher prices could, once again, lead to shortages of mining and hosting equipment and an increase in prices, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is capital intensive, and failure to obtain the necessary capital when needed may force us to delay, limit or terminate our expansion efforts or other operations, which could have a material adverse effect on our business, financial condition and results of operations.

Our principal plan is to construct, develop and operate digital asset mining facilities, and to mine digital assets for our own account in those facilities by means of a fleet of the latest generation mining equipment. We may also use our mining facilities to host third-party miners. However, the costs of constructing, developing, operating and maintaining digital asset mining and hosting facilities, and owning and operating a large fleet of the latest generation mining equipment, are substantial. We have completed our initial hosting facility in Trinidad which recently became operational. We are also a partner in a joint venture that recently completed a facility with a capacity of 5-6 MW in Texas, which became operational in June 2023. We currently lack the capital to open material additional facilities or materially expand our additional facilities.

We will need to raise additional funds through equity or debt financings in order to meet our capital needs. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. If our stock price declines and/or our trading volume remains low, our ability to raise capital to expand our business will be impaired. We have retained investment bankers to assist in raising the necessary capital to expand our business, but they can provide no assurance that capital is available on attractive terms in the current market environment. An inability to obtain additional debt or equity financing would adversely affect our business, financial condition and results of operations.

If future prices of Bitcoin are not sufficiently high, our business, results of operations and financial condition could be materially and adversely affected, which may have a negative impact on the trading price of our securities.

Our financial condition and results of operations are reliant on our ability to sell the Bitcoin we receive from mining at a price greater than our costs to produce that Bitcoin. To the extent we host third-party miners, where our hosting fees are payable in part or in whole in Bitcoin, our financial condition and results of operations will be reliant on our ability to sell Bitcoin that we receive as a fee for hosting services at price greater than our cost to provide hosting services.

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

We believe that, at the current price of Bitcoin, we are able to mine Bitcoin profitably at our existing locations. However, if the price drops significantly from current levels, or our electricity costs increase materially at any of our sites, the marginal cost of mining Bitcoin could exceed the value of the Bitcoin that is mined, with the result that both we and our hosting clients may be forced to cease mining Bitcoin until it becomes profitable to do so again. The cessation of Bitcoin mining would have a materially adverse impact on our business.

The Bitcoin mining industry may add materially more processing power to the Bitcoin network, which will increase the difficulty index and reduce our revenue from processing transactions, which could have a material adverse effect on our business, financial condition and results of operations.

The Bitcoin network is designed to reduce the awards that are generated from processing transactions as additional computing power is added to the network, and vice versa. As the market price of Bitcoin increases, more companies are encouraged to mine for Bitcoin and as more miners are added to the network, its total hash rate increases. Processing power on networks has been increasing rapidly over time while the rewards and transaction fees available on those networks tend to decline over time. There is currently a substantial amount of processing power in development that may come into the Bitcoin network in the near-term future, and if it does the difficulty index could increase commensurately, which means that we could generate less Bitcoin revenue from the same amount of computing power. In order to grow or maintain the revenue we generate from processing transactions on the Bitcoin networks, we may be required to invest significant capital to acquire new and more efficient computer servers, negotiate more favorable power supply agreements than the industry average and otherwise increase our effective processing power on such networks. One risk is that we invest substantial capital to increase our processing power, but our investments in equipment prove unprofitable as a result substantial increases in the difficulty index causes by third parties investing even more in additional processing power. In the event we are unable to increase our processing power, or reduce our mining costs through improvements to the efficiency of our machines or reductions in our power costs, to match increases in the difficulty index resulting from increased competition, our revenue from mining will decline over time and in turn, it could have a material adverse effect on our business, financial condition and results of operations.

To the extent we host third party miners, our success will depend in large part on our ability to provide a competitive hosting environment, and our inability to attract customers for our hosting services could have a material adverse effect on our business, financial condition and results of operations.

While our primarily plan is to utilize our hosting facilities to mine Bitcoin for our own account, we may utilize our hosting facilities to host third-party miners where we can do so on attractive terms. Our hosting success will depend our ability to attract hosting customers, which will depend our ability to offer competitive hosting terms and capabilities that enable our hosting clients to operate profitably. We may not be able to attract customers to our hosting capabilities for a number of reasons, including if:

•	we are unable to find suitable locations for hosting facilities which have electricity at competitive rates;
•	there is a reduction in the demand for our services due to macroeconomic factors in the markets in which we operate;
•	we fail to provide competitive pricing terms or effectively market them to potential customers;
•	we provide hosting services that are deemed by existing and potential customers or suppliers to be inferior to those of our competitors, or that fail to meet customers’ or suppliers’ ongoing and evolving program qualification standards, based on a range of factors, including available power, preferred design features, security considerations and connectivity;
•	mining businesses decide to host internally as an alternative to the use of our services;
•	we fail to successfully communicate the benefits of our services to potential customers;
•	we are unable to strengthen awareness of our brand;
•	we are unable to provide services that our existing and potential customers’ desire;
•	our customers are unable to secure an adequate supply of new generation digital asset mining equipment to host with us;
•	we are unable to obtain deliveries of hosting equipment, including immersion containers and transformers, which have recently been in short supply; or
•	we are unable to find suitable locations for hosting facilities which have electricity at competitive rates.

Furthermore, all of the risks that exist for our mining business would also exist for our third-party hosting clients. The inability of our hosting clients to operate profitably adversely impact on our hosting business, which could have a material adverse effect on our business, financial condition and results of operations.

Adverse developments in the blockchain industry, and in the blockchain hosting market could have a material adverse effect on our business, financial condition and results of operations.

The blockchain industry faces a number of material risks, including those related to:

•	a decline in the adoption and use of Bitcoin and other similar digital assets within the technology industry or a decline in value of digital assets;
•	increased costs of complying with existing or new government regulations applicable to digital assets and other factors;
•	a downturn in the market for blockchain hosting space generally, which could be caused by an oversupply of or reduced demand for blockchain space;
•	the rapid development of new technologies or the adoption of new industry standards that render the mining of digital assets unprofitable or obsolete, such as widespread adoption of “proof of stake” method of validating blockchain transactions instead of “proof of work;”
•	a slowdown in the growth of the Internet generally as a medium for commerce and communication;
•	availability of an adequate supply of new generation digital asset mining equipment to enable us to mine digital assets at scale;
•	the degree of difficulty in mining digital assets and the trading price of such assets; and
•	an increase in political opposition to mining digital assets, for example due to concerns about its impact on climate change or its impact on the availability of affordable electricity to other consumers in the local market, the degree of difficulty in mining digital assets and the trading price of such assets.

To the extent that any of these or other adverse conditions exist, they are likely to have an adverse impact on our mining rewards, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, we are affected by general business and economic conditions in the United States and globally. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, including the imposition of new tariffs affecting our or our customers’ products and services, fluctuations in both debt and equity capital markets and broad trends in industry and finance, all of which are beyond our control. Macroeconomic conditions that affect the economy and the economic outlook of the United States and the rest of the world could adversely affect our customers and vendors, which could have a material adverse effect on our business, financial condition and results of operations.

We may face several risks due to disruptions in the crypto asset markets, including but not limited to the risk from depreciation in our stock price, financing risk, risk of increased losses or impairments in our investments or other assets, risks of legal proceedings and government investigations, and risks from price declines or price volatility of crypto assets.

In the second half of 2022 and beginning of 2023, some of the well-known crypto asset market participants, including Celsius Network, Voyager Digital Ltd., Three Arrows Capital, and Genesis Global Holdco LLC declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX, the third largest digital asset exchange by volume at the time, halted customer withdrawals, and shortly thereafter, FTX and its subsidiaries filed for bankruptcy.

In response to these and other similar events (including significant activity by various regulators regarding digital asset activities, such as enforcement actions against a variety of digital asset entities, including Coinbase and Binance), the digital asset markets, including the market for bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital assets markets and in bitcoin. These events have also negatively impacted the liquidity of the digital assets markets as certain entities affiliated with FTX engaged in significant trading activity and platforms such as Coinbase and Binance engage in significant trading activity. If the liquidity of the digital assets markets continues to be negatively impacted by these events, digital asset prices (including the price of bitcoin) may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. These events are continuing to develop and it is not possible to predict at this time all of the risks that they may pose to us, our service providers or on the digital asset industry as a whole.

Although we had no direct exposure to FTX or any of the above-mentioned cryptocurrency companies, nor any material assets that may not be recovered or may otherwise be lost or misappropriated due to the bankruptcies, the failure or insolvency of large exchanges like FTX or other significant players in the digital asset space may cause the price of bitcoin to fall and decrease confidence in the ecosystem, which could adversely affect an investment in us. Such market volatility and decrease in bitcoin price could have a material and adverse effect on our results of operations and financial condition and we expect our results of operations to continue to be affected by the bitcoin price as the results of our operations are significantly tied to the price of bitcoin. If we do not continue adjusting our short-term strategy to optimize our operating efficiency in the current dynamic market conditions, such market conditions could have a further negative result on our business, prospects or operations.

Potential that, in the event of a bankruptcy filing by a custodian, bitcoin held in custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof.

All of the bitcoin we hold is held in either cold storage or hot storage at Gemini. The treatment of bitcoins held by custodians that file for bankruptcy protection is uncharted territory in U.S. Bankruptcy law. We cannot say with certainty whether our bitcoin held in custody by Gemini, should it declare bankruptcy, would be treated as property of the bankruptcy estate and, accordingly, whether we would be treated as a general unsecured creditor with respect of our bitcoin held in custody by Gemini. If we are treated as a general unsecured creditor, we may not be able to recover our bitcoin in the event of a Gemini bankruptcy or a bankruptcy of any other custodian we may use in the future. However, we mitigate our risk of a bankruptcy by Gemini by holding substantially all of our bitcoin in cold storage, and only transfer bitcoin to Gemini in order to liquidate it. When we liquidate bitcoin, we typically have the proceeds wired to our bank account the same day. We believe these factors greatly minimize our exposure to a failure of Gemini. We also seek to minimize the risk of a failure of any bitcoin exchange by opening accounts at more than one exchange, and in that regard have recently opened an account at Bitgo.

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

COVID-19 was first reported in December 2019 in the City of Wuhan, Hubei, China and was recognized as a pandemic by the World Health Organization on March 11, 2020. In response to the pandemic, governmental authorities around the World, including the United States, Canada, China and elsewhere, introduced various measures to limit the spread of the pandemic, including travel restrictions, border closures, business closures, quarantines, self- and forced isolations, shelter-in-place orders and social distancing. COVID-19 reduced the number of new generation machines available for purchase, and delayed the delivery and implementation of new generation mining machines. A resurgence of COVID-19, including the emergence of variant strains of COVID-19, could have a material impact on our business, liquidity, financial condition and results of operations and any such impact will be determined by the severity and duration of the continuing pandemic.

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

As of December 1, 2023, we owed $1,625,000 to an investment fund controlled by our chairman under a line of credit that permits draws by the company of up to $1,750,000. At maturity on December 1, 2024, the amount due under the line of credit along with accrued interest will be payable in full.

It is necessary for us to grow our business in order to generate free cash flow necessary to repay the principal and interest on our indebtedness. If we were to default on the amounts owed or other terms and conditions of the convertible notes, the lender would have the right to exercise rights and remedies to collect, which would include obtaining judgement lien on our assets and selling them to pay the judgment. A default would have a material adverse effect on our business and our stockholders could lose their entire investment in us. We may need to raise capital in order to repay our amounts due under the line of credit at maturity. There is no assurance that we will be able to raise such capital on terms that will be favorable to common stockholders.

Delays in the construction of our hosting facilities or significant cost overruns could present significant risks to our business and could have a material adverse effect on our business, financial condition and results of operations.

The servers used for digital asset transaction processing and colocation hosting require the use of facilities (“hosting facilities”) with a highly specialized infrastructure and considerable, reliable power in order to compete effectively. Our growth strategy is to build mining capacity in locations that have reliable sources of low-cost power, and to utilize that capacity to host third-party miners and to host our own proprietary mining equipment. We have completed our initial hosting facility in Trinidad (which only commenced operations in October 2023 due to delays in the electrification of the facility). We are also a partner in a joint venture that recently completed a facility in Pecos, Texas. We continue to search for new locations for hosting facilities in the United States and Canada. We may face challenges in obtaining suitable land to build new hosting facilities, as we need to work closely with the local power suppliers and local governments of the places where our proposed hosting facilitates are located. Delays in actions that require the assistance of such third parties, in receiving required permits and approvals or in mediations with local communities, if any, may negatively impact our construction timelines and budget or result in any new hosting facilities not being completed at all.

Additional expansion of existing hosting facilities and construction of new hosting require us to rely on the experience of one or more designers, general contractors and subcontractors, and such designers or contractors may experience financial or other problems during the design or construction process. We may also experience quality control issues as we implement any upgrades in our hosting capacity through the installation and maintenance of chipsets and servers or new cooling technologies such as immersion and water curtain cooling. Our business will be negatively impacted if we are unable to run our mining operations in a way that is technologically advanced, economically and energy efficient and temperature controlled. If we are unsuccessful, we will damage our miners and the miners of third parties and the profitability of our mining operations.

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

We have mitigated to risk of delays in completing our hosting facilities by entering into agreements with third parties to host our miners, and we may continue to enter into additional such agreements when we encounter delays at our facilities or we otherwise are able to negotiate favorable terms.

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

Also, we generally do not charge a fixed sum for hosting, but charge a percentage of the Bitcoin mined by the customer plus reimbursement of the actual costs of electricity used by the customer’s equipment. To the extent the price of Bitcoin falls, our fee for hosting services will fall proportionally, and may fall below the cost to provide the hosting services. The inability to accurately estimate the factors upon which we base our contract pricing could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to risk that key counterparties file bankruptcy, enter insolvency proceedings or otherwise default on their obligations to us.

We are subject to the risk that counterparties with whom we do business default on their obligations to us. While we may have rights to recover damages for breach of contract in the event of a default, our contractual remedies may not compensate us for all of our damages, including particularly legal fees or lost opportunity costs. Even if we receive a judgment or aware that covers all of our damages, we may not be able to collect the judgment in full due to the insolvency of the counterparty. Furthermore, the counterparty or its assets may be in a legal system where it is difficult to receive a judgment or collect any judgment. At this time, we have two counterparties whose default could result in material losses for us. One is West Indian Mining Company Limited, which is indebted to us for approximately $731,472 from the sale of two immersion containers and also hosts 158 miners in one of the containers. The other is ROC Digital Mining I, LLC, which owes us approximately $1,029,721 from the sale of equipment, and for which we have also made an equity investment of approximately $987,000 by the contribution of equipment. In both cases, a default could impair our ability to realize our investment in each entity.

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

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate condensed financial statements or comply with applicable regulations could be impaired.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. For example, we will need to implement new revenue recognition modules into our existing enterprise resource planning system to facilitate the preparation of our condensed financial statements under Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). We will also be required to adopt Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires, among other things, lessees to recognize most leases on-balance sheet via a right of use asset and lease liability, beginning January 1, 2022. We have limited experience with implementing the systems and controls that will be necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.

Further, while we do not believe that we have any weaknesses in disclosure controls or internal controls over financial reporting at this time, we may discover material weaknesses in our disclosure controls and internal control over financial reporting in the future as our business outgrows our current infrastructure. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our condensed financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting while we are an emerging growth company.

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

Furthermore, in the several applications to establish an exchange traded fund (“ETF”) of digital assets, and in the questions raised by the Staff under the 1940 Act, no clear principles emerge from the regulators as to how they view these issues and how to regulate digital assets under the applicable securities acts. It has been widely reported that the SEC has recently issued letters and requested various ETF applications be withdrawn because of concerns over liquidity and valuation and unanswered questions about absence of reporting and compliance procedures capable of being implemented under the current state of the markets for exchange traded funds. On April 20, 2021, the U.S. House of Representatives passed a bipartisan bill titled “Eliminate Barriers to Innovation Act of 2021” (H.R. 1602). If passed by the Senate and enacted into law, the bipartisan bill would create a digital assets working group to evaluate the current legal and regulatory framework around digital assets in the United States and define when the SEC may have jurisdiction over a particular token or digital asset (i.e., when it is a security) and when the CFTC may have jurisdiction (i.e., when it is a commodity).

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

The SEC has issued guidance and made numerous statements regarding the application of securities laws to digital assets. For example, on July 25, 2017, the SEC issued a Report of Investigation (the “Report”) which concluded that tokens offered and sold by the Decentralized Autonomous Organization (“DAO”), a digital decentralized autonomous organization and investor-directed venture capital fund for digital assets, were issued for the purpose of raising funds. The Report concluded that these tokens were “investment contracts” within the meaning of Section 2(a)(1) of the Securities Act and Section 3(a)(10) of the Exchange Act, and therefore securities subject to the federal securities laws. In December 2017, the SEC issued a cease-and-desist letter to Munchee Inc., ordering that the company stop its initial coin offering of MUN Tokens on the grounds that it failed to file a registration statement or qualify for an exemption from registration. Similar to the tokens issued by the DAO, the SEC found that the MUN Tokens satisfied the definition of an “investment contract,” and were therefore subject to the federal securities laws. In February 2018, both the SEC and CFTC further reiterated their concerns regarding digital assets in written testimony to the Senate Banking, Housing and Urban Affairs Committee. On March 7, 2018, the SEC released a “Statement on Potentially Unlawful Online Platforms for Trading Digital Assets,” and reiterated that, if a platform “offers trading of digital assets that are securities” and “operates as ‘exchange,’ as defined by the federal securities laws,” the platform must register with the SEC as a national securities exchange or be exempt from registration. The SEC’s statement serves as a notice to operators of any platforms, including secondary market trading platforms, which the SEC is actively monitoring for potentially fraudulent or manipulative behavior in the market for security tokens, as the SEC has cautioned recently in the context of ICOs. On November 16, 2018, the SEC released a “Statement on Digital Asset Securities Issuance and Trading,” and emphasized that market participants must adhere to the SEC’s well-established and well-functioning federal securities law framework when dealing with technological innovations, regardless of whether the securities are issued in certificated form or using new technologies, such as blockchain. This has all been followed by additional statements and guidance form the SEC including no-action letters relating to specific blockchain-based projects, and a Framework for “Investment Contract” Analysis of Digital Assets published by the Division of Corporation Finance on April 3, 2019. In an August 2021 interview, SEC Chairman Gensler signaled the SEC is contemplating a robust regulatory regime for digital assets and reiterated the SEC’s position that many digital assets are unregulated securities.

The SEC has been active in asserting its jurisdiction over ICOs and digital assets and in bringing enforcement cases. The SEC has directed enforcement activity toward digital assets, and more specifically, ICOs. In September 2017, the SEC created a new division known as the “Cyber Unit” to address, among other things, violations involving distributed ledger technology and ICOs, and filed a civil complaint in the Eastern District of New York charging a businessman and two companies with defrauding investors in a pair of so-called ICOs purportedly backed by investments in real estate and diamonds (see Securities and Exchange Commission v. REcoin Group Foundation, LLC, et al., Civil Action NO. 17-cv-05725 (E.D.N.Y, filed Sept. 29, 2017)). Subsequently, the SEC has filed several orders instituting cease-and-desist proceedings against (i) Carrier EQ, Inc., d/b/a AirFox and Paragon Coin, Inc. in connection with their unregistered offerings of tokens (see CarrierEQ, Inc., Rel. No. 33-10575 (Nov. 16, 2018) and Paragon Coin, Inc., Rel. No. 33-10574 (Nov. 16, 2018), respectively), (ii) Crypto Asset Management, LP for failing to register a hedge fund formed for the purpose of investing in digital assets as an investment company (see Crypto Asset Management, LP and Timothy Enneking, Rel. No. 33-10544 (Sept. 11, 2018)), (iii) TokenLot LLC for failing to register as a broker-dealer, even though it did not meet the definition of an exchange (see Tokenlot LLC, Lenny Kugel, and EliL. Lewitt, Rel. No. 33-10543 (Sept. 11, 2018)) and (iv) EtherDelta’s founder for failing either to register as a national securities exchange or to operate pursuant to an exemption from registration as an exchange after creating a platform that clearly fell within the definition of an exchange (see Zachary Coburn, Rel. No. 34-84553 (Nov. 8, 2018)).

On June 4, 2019, the SEC filed a complaint in the U.S. District Court for the Southern District of New York against Kik Interactive, Inc. with respect to its September 2017 offering of Kin. According to articles published by various news outlets, the SEC has allegedly issued numerous subpoenas and information requests to technology companies, advisers and individuals involved in the digital asset space and ICOs, as part of a broad inquiry into the digital asset market.

In addition, a number of proposed ICOs have sought to rely on Regulation A and have filed with the SEC a Form 1-A covering a distribution of a digital token. Two such offerings were qualified in July 2019. In addition, some token offerings have been commenced as private securities offerings intended to be exempt from SEC registration. Further, the SEC has yet to approve for listing and trading any exchange-traded products (such as ETFs) holding digital assets. The SEC has taken various actions against persons or entities that have allegedly misused digital assets, engaged in fraudulent schemes (i.e., Ponzi scheme) and/or engaged in the sale of tokens that were deemed securities by the SEC.

Although our activities are not focused on raising capital or assisting others that do so, the federal securities laws are very broad. We cannot provide assurance as to whether the SEC will continue or increase its enforcement with respect to digital assets or ICOs, including taking enforcement action against any person engaged in the sale of unregistered securities in violation of the Securities Act or any person acting as an unregistered investment company in violation of the 1940 Act. Because the SEC has held that certain digital assets are securities based on the current rules and law, we may be required to register and comply with the rules and regulations under federal securities laws. On March 9, 2022, President Biden signed an executive order on cryptocurrencies. While the executive order did not mandate any specific regulations, it instructs various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. Central Bank digital currency. We cannot be certain as to how future regulatory developments will impact the treatment of digital assets under the law, including, but not limited to, whether digital assets will be classified as a security, commodity, currency and/or new or other existing classification. Such additional regulations may result in extraordinary, non- recurring expenses, thereby materially and adversely affecting an investment in us. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any regulatory enforcement actions, all of which could harm our reputation and affect the value of our common stock. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain or all of our operations. Any such action could have a material adverse effect on our business, financial condition and results of operations.

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

Our interactions with a blockchain may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distributed ledger technology.

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

Risks Related to Digital Assets

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

Many digital asset exchanges currently do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, digital asset exchanges, which may cause the price of bitcoin to decline. For example, in the first half of 2022, each of Celsius, Voyager, and Three Arrows declared bankruptcy, resulting in a loss of confidence among participants in the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, BlockFi Inc. and FTX Trading Ltd (“FTX”), the third largest digital asset exchange by volume at the time, halted customer withdrawals, and, shortly thereafter, FTX and its subsidiaries filed for bankruptcy. Most recently, in January 2023, Genesis Global and certain affiliates filed for bankruptcy.

In response to these events, the digital asset markets, including the market for bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset market and in bitcoin. These events have also negatively impacted the liquidity of the digital asset market as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset market continues to be negatively impacted by these events, digital asset prices, including the price of bitcoin, may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. A perceived lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence at least in part in digital asset networks and result in greater volatility in bitcoin’s value. Because the value of bitcoin is derived from the continued willingness of market participants to exchange government-issued currency that is designated as legal tender in its country of issuance through government decree, regulation, or law (“fiat” currency) for bitcoin, should the marketplace for bitcoin be jeopardized or disappear entirely, permanent and total loss of the value of bitcoin may result.

We are dependent on the sale of bitcoin that we generate from our self-mining operations to pay any of our expenses that are payable in U.S. Dollars. In that regard, our business is dependent on the existence of bitcoin exchanges, our ability to maintain accounts at those exchanges and the continuation of a liquid market for bitcoin. Our inability to liquidate the bitcoin that we generate would have a material, adverse impact on our liquidity and our business.

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

In 2022, significant changes to U.S. federal income tax laws were proposed, including increasing the U.S. income tax rate applicable to corporations from 21% to 28% and changes implicating information reporting with respect to digital assets. Congress may include some or all of these proposals in future legislation. There is uncertainty regarding whether these proposals will be enacted and, if enacted, their scope, when they would take effect, and whether they would have retroactive effect.

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

Under the current protocols governing the Bitcoin network, the reward for validating a new block on that network is cut in half from time to time, which has been referred to in our industry as the “halving.” When the Bitcoin network was first launched, the reward for validating a new block was 50 Bitcoin. In 2012, the reward for validating a new block was reduced to 25 Bitcoin. In July 2016, the reward for validating a new block was reduced to 12.5 Bitcoin, and in May 2020, the reward was further reduced to 6.25 Bitcoin. The next halving for the Bitcoin blockchain is currently anticipated to occur in April 2024 at block height 840,000. In addition, other networks may operate under rules that, or may alter their rules to, limit the distribution of new digital assets. We, and to our knowledge, our potential hosting customers, currently rely on these rewards to generate a significant portion of our total revenue. If the award of digital assets for solving blocks and transaction fees are not sufficiently high, neither we nor our customers may have an adequate incentive to continue transaction processing and may cease transaction processing operations altogether, which as a result may significantly reduce demand for our hosting services. As a result, the halving of available rewards on the Bitcoin network, or any reduction of rewards on other networks, would have a negative impact on our revenues and may have a material adverse effect on our business, financial condition and results of operations.

While Bitcoin prices have historically increased around these halving events, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining rewards. If a corresponding and proportionate increase in the price of Bitcoin does not follow future halving events, the revenue we earn from our mining operations would see a decrease, which could have a material adverse effect on our results of operations and financial condition.

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

We are dependent on the sale of bitcoin that we generate from our self-mining operations to pay any of our expenses that are payable in U.S. Dollars. In that regard, our business is dependent on the existence of bitcoin exchanges, our ability to maintain accounts at those exchanges and the continuation of a liquid market for bitcoin. Our inability to liquidate the bitcoin that we generate would have a material, adverse impact on our liquidity and our business.

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

We are dependent on the sale of bitcoin that we generate from our self-mining operations to pay any of our expenses that are payable in U.S. Dollars. We generally liquidate our bitcoin within 2-3 weeks of receipt in order to pay operational expenses. Therefore, we do not expect to incur material losses on bitcoin that we hold due to the short holding period. However, the volatility of bitcoin prices makes it more likely that we experience losses from holding bitcoin, which could have a material, adverse impact on our liquidity and our business.

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

The digital assets held by us are not subject to FDIC or SIPC protections; cash we maintain at financial institutions may exceed deposit insurance limits.

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

We maintain our cash at financial institutions, often in balances that exceed federally insured limits. We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts sometimes exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of amounts held in excess of such insurance limitations. The FDIC recently took control of three such banking institutions, Silicon Valley Bank on March 10, 2023, Signature Bank on March 12, 2023 and First Republic Bank on May 1, 2023. While we did not have an account at any of these three banks, in the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. Our ability to open accounts at certain financial institutions is limited by the policies of such financial institutions to not accept clients that are in the crypto industry.

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

As of December 1, 2023, our executive officers, directors, significant shareholders and affiliated persons and entities collectively, beneficially owned approximately 56.5% of our outstanding common stock and 100% of our Series A Convertible Preferred Stock, and as a result control 62.4% of the votes on any matter submitted to a vote of shareholders. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

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

The trading market for our common stock may depend in part on the research and reports that securities or industry analysts publish about us or our business. Currently, no analysts cover our common stock. A failure to obtain analyst coverage of our common stock may mean that our price may never achieve levels that we think are fair and that our trading volume never achieves levels that are sufficient to attract additional investor interest.

Even if one or more analysts begin to cover our common stock, analysts’ estimates are based upon their own opinions and are often different from the estimates or expectations of management. Analysts could downgrade our common stock or publish inaccurate or unfavorable research about our business, which would likely cause the price of our securities to decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the price and trading volume of our common stock to decline.

An inability to obtain analyst coverage for our common stock, and expected gains in our stock price and trading volume, will impair our ability to raise capital to finance the growth of our business, which could have a material adverse effect on or business and stock price.

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

We have entered into a hosting agreement with West Indian Mining Company Limited (“WIMCO”) to lease one hosting container, with a capacity for 192 miners, until August 31, 2024. The Company reimburses WIMCO for its actual cost of electricity, but does not pay a hosting fee.

We have entered into an oral agreement with a third party in Trinidad to host 56 miners at their location on an at will basis. We pay a flat rate of $0.06 per kwh for the electricity used by our miners.

We entered into a hosting agreement with ROC Digital Mining I LLC (“ROC”) dated April 7, 2023, under which we have the right to locate a hosting container on ROC’s property in Pecos, Texas. The initial term of the agreement is from May 1, 2023 to April 30, 2024, and we have the option to extend the term of the agreement for two additional one year terms after seeing the terms of the power agreement available to the property for the next year. Under the agreement, we pay ROC $500 per month, plus our pro rata share of internet service to the property and insurance, plus the cost of any electricity used by our hosting container at the rate of $0.03991 per kwh for the first year of the agreement.

We entered into a hosting agreement with Soluna SW, LLC (“Soluna”) to host 1,050 miners at its hosting facility in Murray, Kentucky. Under the agreement, we are obligated to reimburse Soluna for the actual cost of the electricity used by the Company’s machines and pay a hosting fee equal to 50% of the net profit generated by the machines each month. The hosting fee is payable in bitcoin. The hosting facility has an electricity cost of $0.025 per kwh and guarantees uptime of 83% per week. The agreement has a term of 18 months.

The Company’s president allows the Company to utilize the office space of an affiliated company for its executive offices without charge to the Company.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price for Equity Securities

Our common stock is quoted on the OTCQX under the symbol “BMNR” The following table sets forth the quarterly high and low daily close for our common stock for the two years ended August 31, 2023. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a very limited market for the Company’s common stock.

	Price Range
	High	Low
Year ended August 31, 2023
First Quarter	$1.30	$0.70
Second Quarter	$1.20	$0.00
Third Quarter	$1.15	$0.45
Fourth Quarter	$3.19	$0.22
Year ended August 31, 2022
First Quarter	$5.49	$2.22
Second Quarter	$3.85	$0.41
Third Quarter	$3.74	$1.34
Fourth Quarter	$2.70	$0.71

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

Holders

At November 30, 2023, the Company had 49,665,649 outstanding shares of common stock and 160 shareholders of record.

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

Recent Sales of Unregistered Securities

During the fourth quarter of the fiscal year covered by this report we issued shares of common stock in the following unregistered transactions:

•	In August 2023, the Company issued 150,000 shares of restricted common stock to Lori Love. The shares were issued as compensation for her services as a director. These shares vest pro rata over a fifteen month period commencing on August 31, 2023. As of August 31, 2023, 10,000 shares had vested.

•	On August 31, 2023, the Company issued 71,429 shares of common stock to Chris Moses, our Executive Vice President for Client Relations and Power Acquisitions, for executive compensation.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this Form 10-K. All information presented herein is based on the Company’s fiscal year, which ends August 31. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.

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

Our digital asset mining operation is focused on the generation of digital assets by solving complex cryptographic algorithms to validate transactions on specific digital asset network blockchains, which is commonly referred to as “mining.” Mining requires the use of specialized computers equipped with application-specific integrated circuit (ASIC) chips (known as “miners”) to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) in exchange for digital asset rewards (to date, only bitcoin). Whether we are hosting our client’s computers or mining for our own account with our own computers, the miners participate in “mining pools” organized by “mining pool operators” in which we or our clients share mining power (known as “hash rate”) with the hash rate generated by other miners participating in the pool to earn digital asset rewards. The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. Fees are paid to the mining pool operator to cover the costs of maintaining the pool. The pool uses software that coordinates the pool members’ mining power, identifies new block rewards, and records how much hash rate each participant contributes to the pool. Pools typically pay rewards in two different ways: as a percentage of the total reward received by the mining pool each day based on each pool participant’s proportionate share of hashing power provided that day (the “Actual Reward Method”); or based on the theoretical reward the pool participant should have received each day based on its hashing power contributed to the pool each day times the difficulty index (the “Expected Reward Method”). We only use mining pools that pay rewards under the Expected Reward Method. Even though we plan to effect our self-mining operations in data centers that we own, we reserve the right to operate miners in third-party data centers when we receive advantageous terms and/or do not have sufficient capacity in our own data centers.

Our digital asset self-mining activity competes with a myriad of mining operations throughout the world to complete new blocks in the blockchain and earn the reward in the form of an established unit of a digital asset. Revenue from digital asset mining and hosting third party digital asset miners are impacted by volatility in bitcoin prices, as well as increases in the Bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks.  Gross profits from digital asset mining are primarily impacted by the cost of electricity to operate the miners and to a lesser extent by other operating costs. While we expect to sell or exchange a portion of the digital assets we mine to fund our growth strategies or for general corporate purposes, we reserve the right to hold our digital assets as a long-term investment.

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

Revenues from cryptocurrency mining, whether derived from hosting clients or from proprietary mining, are impacted significantly by volatility in Bitcoin prices, as well as increases in the Bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks. Below are changes in key metrics effecting the profitability of mining Bitcoin during the year ended August 31, 2023:

	As of August 31, 2023	As of August 31, 2022	Percent Change

Network hash rate	368.924 EH/s	219.86 EH/s	67.80%
Difficulty index	55.61 trillion	30.98 trillion	79.54%
Bitcoin market price	$25,931.47	$20,049.76	29.33%

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

Results of Operations

Comparison of Results of Operations for Years Ended August 31, 2023 and 2022.

Revenues

During the year ended August 31, 2023, the Company generated $645,278 in revenue, compared to $427,669 of revenue in the year ended August 31, 2022.

During the year ended August 31, 2023, the Company generated $389,222 in Bitcoin revenue from self-mining digital assets, compared to $9,325 revenue in the year ended August 31, 2022. At August 31, 2023, the Company owned 472 miners, of which only 280 were deployed for self-mining. The number of undeployed miners was higher than normal at the end of the period as a result of miners that were being transitioned to new hosting locations, miners that were being transitioned from air-cooled to immersion cooled environment, and miners that were offline due to maintenance issues. Mining revenue should be higher in future periods as many of the undeployed miners are deployed into new hosting environments. Mining revenues in the year ended August 31, 2023 were adversely impacted by delays in opening the Company’s first hosting facilities in Trinidad and Pecos, Texas. The Trinidad facility was completed in October 2022, but its opening was delayed pending resolution of a dispute between our co-location partner in Trinidad and the electricity company in Trinidad over the price that will be charged for electricity provided to our hosting operations. The dispute has been resolved and the site became operational in October 2023. In the interim, the Company entered into a hosting agreement with a third party in Trinidad to host 192 machines until August 31, 2024, and is hosting an additional 56 machines with another party in Trinidad on an at will basis, both of which provide competitive electricity rates.

The Company also entered into a joint venture with a third party to open a hosting facility in Pecos, Texas, which was expected to open by December 31, 2022. Under the joint venture, the Company has the right to locate one immersion container at the site for its proprietary use. However, the opening was delayed as a result of a request from the utility provider for a substantial additional retainer. In April 2023, the joint venture entered into a new agreement with the utility that resolved the dispute, and the site became fully operational in June 2023. The Company has located 96 machines at the site, of which 75 were fully operational as of October 31, 2023.

Despite the expective favorable resolution of our dispute in Trinidad, we are currently focusing our efforts on the development of hosting centers in the United States and Canada, both directly and in joint ventures with third parties.

During the year ended August 31, 2023, the Company generated $244,036 in revenue from equipment sales, compared to $394,700 in revenue in the year ended August 31, 2022. The revenue from equipment sales in the year ended August 31, 2023 were primarily derived from the following transactions:

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

•	In June 2023, the Company sold a total of 34 Antminer S-19 miners in two transactions for gross proceeds of $70,000 cash or bitcoin.

Under the guidelines of ASC 606, the Company reported revenue from equipment sales on October 2022 and August 2022, which were vendor financed by the Company, under the installment sale method, under which the Company reports its gross profit on the sales as payments are received from the purchaser. As of February 1, 2023, the Company reached an agreement with the obligor under the $910,000 note to convert the note into an interest only note commencing as of February 1, 2023, with a balloon payment being due at maturity on August 31, 2024, an agreement that the principal balance on the note was $731,472, and an agreement to offset note payments due for December 2022, January 2023 and the interest only payment due for February 2023 against amounts due the obligor under a separate hosting agreement. The Company received all payments due on this note during the period. One effect of the agreement with the obligor is to materially reduce any deferred revenue associated with the sale, as the note is scheduled to receive interest only payments until August 31, 2024. As a result, the Company expects revenue from these two equipment sales to be lower in future periods.

Under the guidelines of ASC 606, the Company reported revenue from the June 2023 equipment sales under the completed sale method.

See Note 5. to the financial statement for further detail on both notes.

During the year ended August 31, 2022, the revenue from equipment sales was generated from a sale to the Company’s first hosting client of 72 Antminer T-17's and 25 Whatsminer M31S. The terms of the sale were a cash payment of $168,750 and the execution of a note by the purchaser for $168,750, payable with interest at 10% in two installments, one in the amount of $84,375 due on April 15, 2022 and a second installment of $84,375 in principal and all accrued interest due on May 15, 2022. Under the guidelines of ASC 606, the Company reported revenue from this equipment sale under the completed sale method.

In future periods, the Company expects to generate additional revenues from the resale of certain hosting equipment, primarily containers and transformers, and of miners in “buy/host” transactions, in which the Company sells miners already installed in its hosting facilities to buyers that simultaneously execute a hosting agreement for the purchased miners, and in some cases additional miners.

During the year ended August 31, 2023, the Company generated $12,022 in revenue from hosting, compared to $23,644 in revenue from hosting in the year ended August 31, 2022. In October 2022, the Company reached an agreement to terminate its only hosting client at the time and repurchased the miners which it had previously sold to the hosting client. In June 2023, the Company signed two new hosting clients. In the current market environment, the price of ASIC miners has fallen to the point that we believe self-mining is more profitable than hosting third party miners, however we will pursue hosting opportunities on a selective basis. While the Company still sees good opportunities to acquire mining equipment at attractive prices, the price of mining equipment has recently increased with the recent increase in the price of Bitcoin.

The primary factors that will impact our revenues in subsequent periods are described in the “—Overview” above.

Cost of Sales

Cost of sales related to Bitcoin hosting and mining revenue was $9,098 for hosting and $326,630 for mining, respectively in the year ended August 31, 2023, compared to $6,527 for hosting and $194,765 for mining, respectively, in the year ended August 31, 2022. Cost of sales normally includes electricity, utilities, facilities costs, depreciation and supplies. Major components of cost of sales include rent to house mining and hosting equipment in temporary facilities, electricity, and supplies. The Company believes that cost of sales as a percentage of revenues were greater in the year ended August 31, 2023 than what it expects to incur in future periods. Cost of sales in the year ended August 31, 2023 were inflated by costs associated with the setup and maintenance of temporary hosting facilities while our permanent hosting facility was being completed that we determined not to capitalize. Furthermore, our temporary hosting facilities carried electricity costs that were somewhat higher than the costs that we expect to incur in our permanent facilities.

The table below describes the average cost of mining each bitcoin for the years ended August 31, 2023 and 2022, and the total energy usage and cost per each kilowatt hour ("KWH") utilized within both our facilities.

	For the Year Ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	August 31, 2023	August 31, 2022
Cost of Mining
Cost of energy per bitcoin mined	$17,243.32	$19,517.97
Other direct costs of mining - non energy utilities per bitcoin mined	1,733.86	–
Cost to mine one bitcoin	$18,977.18	$19,517.97

Average revenue of each bitcoin mined	$24,626.13	$28,458.06
Cost of mining one bitcoin as % of average bitcoin mining revenue	77.06%	68.59%

Statistics
Total bitcoin mined	15.44066548	0.32856039
Bitcoin mining revenue	$380,243.84	$9,350.19
Total miners - as of the periods ended	472	23
Total MWHs utilized	4.59	0.10
Total energy expense -	$266,248.34	$6,412.83
Cost per KWH	$0.0580	$0.0613
Energy expense as % of bitcoin mining revenue, net	70.02%	68.59%
Other direct costs of mining - non energy utilities - ($ in thousands)	$26,772.00	$–

Power prices are the most significant cost driver for our locations, and energy costs represented 70.02% and 68.59% as expressed as a percentage of bitcoin mining revenues during the years ended August 31, 2023 and 2022, respectively.

Energy prices can be highly volatile and global events (including the war in Ukraine and the resulting natural gas shortage) have caused fuel prices, and to a lesser extent power prices, to fluctuate widely over the past year. All of our sites are currently subject to variable prices and market rate fluctuations with respect to wholesale power costs over the long-term. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with an eye towards increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms and polar vortices, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates. The average power prices we paid in our facilities for the years ended August 31, 2023 and 2022 was $0.0580 and $0.0613 per kilowatt hour, respectively.

Cost of sales related to sales of mining equipment was $87,080 for the year ended August 31, 2023, compared to $355,407 for the year ended August 31, 2022. Cost of sales during the year ended August 31, 2022 consisted of the purchase price of equipment sold, plus shipping and value added tax on the equipment. Cost of sales from equipment sales in the year ended August 31, 2023 were materially lower as a result of the fact that most of the equipment sales in that period were reported under the installment sales method under the guidelines of ASC 606.

Since we are in the early stages of setting up our infrastructure to generate higher levels of revenues, we expect that our cost of sales as a percentage of revenue from hosting or mining for our own account will be higher than we expect to incur when we achieve sufficient economies of scale by deploying more miners. In future periods, the largest component of our cost of sales will consist of electricity costs.

Operating Expenses

During the year ended August 31, 2023, the Company incurred $2,657,152 in operating expenses, compared to $1,585,154 in operating expenses during the year ended August 31, 2022. Major components of operating expenses for the 2023 period as compared to the 2022 period were:

	Year ended	Year ended	Percentage
	August 31, 2023	August 31, 2022	Change %

General and administrative expenses	$293,989	$227,597	29.2%
Depreciation	470,705	–	N/A
Professional fees	456,322	856,925	-46.7%
Related party compensation	1,309,663	489,096	167.8%
Impairment of fixed assets	122,950	–	N/A
Gain from sale of digital currencies	(21,682)	–	N/A
Impairment of cryptocurrency	3,523	11,535	-69.5%
Total operating expenses	$2,635,470	$1,585,154	66.2%

The increase in operating expenses in the fiscal year ended August 31, 2023 as compared to the fiscal year ended August 31, 2022 is primarily attributable to increased general and administrative expenses, depreciation, and related party compensation in 2023 as compared to 2022, partially offset by a decrease in professional fees over the 2022 period. Included in operating expenses in the year ended August 31, 2023 was $1,309,663 in non-cash expenses due to the issuance of common stock for professional services and to related parties as compensation, as compared to $856,724 in the year ended August 31, 2022. We also incurred $122,950 in impairment expenses in the year ended August 31, 2023 to write-down certain mining equipment to current market prices. Additionally, we incurred $3,523 in impairment expenses in the year ended August 31, 2023 on our cryptocurrency holdings due to the temporary decline in the price of Bitcoin we were holding, as compared to an impairment expense of $11,535 in the year ended August 31, 2022, which was offset by gains from the sale of digital currencies of $21,682 in the year ended August 31, 2023, as compared to $-0- in the year ended August 31, 2022. The Company expects that operating expenses will trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs associated with the commencement of operations.

Other Income (Expense)

During the year ended August 31, 2023, the Company incurred ($51,801) in other expenses, as compared to other expenses of ($297,049) in the year ended August 31, 2022. Other income (expense) in the year ended August 31, 2023 was comprised of interest expense of ($97,460), other income of $16,939 and interest income of $28,720, as compared to ($291,048) of interest expenses during the year ended August 31, 2022. The decrease in interest expense in fiscal 2023 is due to a decrease in the average amount borrowed by the Company under its line of credit in fiscal 2023 compared to fiscal 2022.

Net Income (Loss)

As a result of the foregoing, during the year ended August 31, 2023, the Company incurred a net loss of ($2,464,801), or ($0.05) per share, as compared to a net loss of ($2,005,233) or ($0.05) per share during the year ended August 31, 2022. The increase in the Company’s net loss in the year ended August 31, 2023, compared to the year ended August 31, 2022, is attributable to the factors discussed above.

Liquidity and Capital Resources

As of August 31, 2023, the Company had $270,547 in cash on hand. During the year ended August 31, 2023 the Company had a net loss of $2,464,801.

Cash flows used in operating activities were $809,715 for the year ended August 31, 2023 compared to cash flows used of $1,629,243 for the year ended August 31, 2022. The decrease in cash used in operating activities for fiscal 2023 compared to fiscal 2022 is primarily attributable to a material decrease in the operating loss in 2023 compared to 2022 after excluding non-cash items in both periods, which include depreciation, stock based compensation and impairment of fixed assets and changes in balance sheet accounts.

Cash flows used in investing activities were $612,288 for the year ended August 31, 2023 compared to cash flows used in investing activities of $2,767,306 for the year ended August 31, 2022. The decrease in net cash used during fiscal 2023 period compared to the same period in 2022 is solely due to a decrease in cash used to purchase equipment.

Cash flows provided by financing activities were $1,300,000 for the year ended August 31, 2023 compared to cash flows provided by financing activities of $4,570,363 for the year ended August 31, 2022. The decrease in cash flows provided by financing activities in fiscal 2023 is attributable to $1,812,500 received from the sale of equity securities during the period ended August 31, 2022 compared to $-0- in 2023, as well as a reduction in 2023 in net amounts received under related party loans, which decreased from $2,757,861 in the year ended August 31, 2022 to $1,300,000 in the year ended August 31, 2023.

Through August 31, 2022, a significant component of the Company’s current liquidity was derived from the LOC Agreement with IDI. The LOC Agreement was initially entered into on July 22, 2021, and was amended and restated in its entirety on August 4, 2021, September 29, 2021, March 30, 2022 and June 24, 2022. On August 31, 2022, the Company and IDI agreed to convert all amounts then due under the LOC Agreement into shares of Series A Convertible Preferred Stock with a stated value equal to the principal and interest due under the LOC Agreement, which resulted in the issuance of 303,966 shares of Series A Preferred Stock for $3,039,662 due thereunder

On October 19, 2022, the Company entered into a new Line of Credit Agreement with IDI (the “2022 LOC Agreement”), under which the Company has the right to borrow up to $1,000,000 to finance the purchase of equipment necessary for the operation of the Company’s business, and related working capital. Loans under the 2022 LOC Agreement accrue interest at twelve percent (12%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. Effective May 13, 2023, the Company and IDI amended the 2022 LOC Agreement. As amended, the 2022 LOC Agreement allows the Company to up to $1,750,000 thereunder until December 1, 2023. Each draw request is subject to the approval of IDI in its sole discretion. As amended, all principal and interest due under the 2022 LOC Agreement are due and payable on December 1, 2024. As of December 1, 2023, the amount borrowed under the 2022 LOC Agreement was $1,625,000.

The Company believes that cash on hand, amounts that may borrow under the 2022 LOC Agreement, and expected receipts from the sale of equipment, and revenue from self-mining and hosting will provide it with sufficient liquidity to fund its operations for the next 12 months. The Company expects to receive approximately $4,572 in interest payments monthly from the sale of two immersion containers in August 2022, and approximately $31,000 per month from the sale of four immersion containers to a joint venture in which the Company will be both lender to and equity investor. As of August 31, 2023 the Company owned 472 miners, most of which the Company intends to use for self-mining. Other sources of revenue that the Company expects to receive include equity distributions from the ROC Digital joint venture, and self-mining revenue from an additional 1,194 miners purchased after the end of the fiscal year. The Company does not budget to include any proceeds from the exercise of its outstanding warrants because it is not able to predict when or if the market price of its common stock will exceed the exercise price of its warrants.

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

Bitcoin Holdings

At August 31, 2023, we held approximately 4.99 Bitcoin with a fair market value of $129,469 on the balance sheet. All of the Bitcoin were classified as “Cryptocurrencies” on the balance sheet. The quoted market value of a single Bitcoin as of August 31, 2023 was approximately $25,931.47. During the year ended August 31, 2023 we incurred an impairment charge on cryptocurrency of $3,523 due to the decline in the market price of cryptocurrency.

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

On October 19, 2022, the Company entered into a new Line of Credit Agreement (the “2022 LOC Agreement”) with IDI. The 2022 LOC Agreement provides for loans of up to $1,000,000 at the request of the Company to finance the purchase of equipment necessary for the operation of the Company’s business, and related working capital. Loans under the 2022 LOC Agreement accrue interest at twelve percent (12%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. Effective May 13, 2023, the Company and IDI amended the 2022 LOC Agreement. As amended, the 2022 LOC Agreement allows the Company to up to $1,750,000 thereunder until December 1, 2023. Each draw request is subject to the approval of IDI in its sole discretion. As amended, all principal and interest due under the 2022 LOC Agreement are due and payable on December 1, 2024. As of December 1, 2023, the amount borrowed under the 2022 LOC Agreement was $1,625,000.

Critical Accounting Policies

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our condensed financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We describe in this section certain critical accounting policies that require us to make significant estimates, assumptions and judgments. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the condensed financial statements. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the preparation of the condensed financial statements. For further information on the critical accounting policies, see Note 1 of the Condensed Financial Statements.

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of condensed financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. The most significant estimates relate to the calculation of stock-based compensation, collectability of notes receivable, useful lives and recoverability of long-lived assets, depreciation methods, income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these condensed financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. There have been no material changes to the Company’s accounting estimates since the Company’s condensed financial statements for the fiscal year ended August 31, 2022.

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

Step 1: The Company enters into a contract with a bitcoin mining pool operator (i.e., the customer) to provide computing power to the mining pools. The Company only utilizes pool operators that determine awards under the Full Pay-Per-Share method. The contracts are terminable at any time by either party without penalty and the Company’s enforceable right to compensation only begins when the Company starts providing computing power to the mining pool operator (which occurs daily at midnight Universal Time Coordinated (UTC)). Mining revenue generally consists of two parts, (1) the block reward (current bitcoin block reward is 6.25 bitcoin) paid by the network to the miner and (2) the transaction fees paid by the users to the miner. When a mining pool successfully finds a block, it is awarded all of the transaction fees in that block and the reward from the network. In exchange for providing computing power to the pool, the Company is entitled to an award of bitcoin equal to the expected reward per block over the measurement period of midnight-to-midnight UTC time. The Company is also entitled to an aware of transaction fees per block based on the average of the transaction fees over the latest 144 blocks, each of which is about 10 minutes, and the total of 144 blocks equals one day. At the end of each day that runs from midnight-to-midnight UTC time, the pool operator calculates the pool participant’s expected block reward and transaction fees for the day based on the computing power provided by the pool participant that day, less net digital asset fees due to the mining pool operator over the measurement period. Applying the criteria per ASC 606-10-25-1, the contract arises at the point that the Company provides computing power to the mining pool operator, which is the beginning of each contract day at midnight UTC (contract inception), because customer consumption is in tandem with daily delivery of the computing power.

Step 2: In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

•	The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and

•	The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

Based on these criteria, the Company has a single performance obligation in providing computing power (i.e., hashrate) to the mining pool operator (i.e., customer). The performance obligation of computing power is fulfilled daily over-time, as opposed to a point in time, because the Company provides the hashrate throughout the day and the customer simultaneously obtains control of it and uses the asset to produce bitcoin. The Company has full control of the mining equipment utilized in the mining pool and if the Company determines it will increase or decrease the processing power of its machines and/or fleet (i.e., for repairs or when power costs are excessive) the computing power provided to the customer will be reduced.

Step 3: The transaction consideration the Company earns is non-cash digital consideration in the form of bitcoin, which the Company measures at fair value on the date earned at the daily closing price, which is not materially different from the fair value at contract inception, which is the daily opening price. According to the customer contract, daily earnings are calculated from midnight-to-midnight UTC time, and the sub-account balance is credited to the Company’s account shortly thereafter.

The transaction consideration the Company earns is all variable since it is dependent on the daily computing power provided by the Company, as well as other factors outside the control of the Company, such as the difficulty index of the bitcoin network. The Company’s bitcoins earned through the contractual payout formula is not known until the Company’s computational hashrate contributed over the daily measurement period is fulfilled over-time daily between midnight-to-midnight UTC time. The Company’s expected amount of the global network transaction fee rewards earned are calculated at the end of each transactional day (midnight to midnight UTC time). There are no other forms of variable considerations, such as discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items.

The Company fully constrains all variable consideration as a result of ASC 606-10-32-11 and 12 because the amount of consideration is highly susceptible to factors outside of our control as defined by the Company’s customer’s payout methodology. The variable consideration is constrained until the Company receives confirmation of the amount, usually via settlement of the fractional share of block reward and transaction fee in the Company’s digital wallet (i.e., at that point, the variability is resolved and there is no longer the reasonable possibility of significant reversal of revenue). Before settlement occurs, estimation of the variable consideration to which the Company is entitled, which depends on inputs unknowable to the Company, carries the risk of a significant revenue reversal from mis-estimation. Settlement of consideration typically occurs within 24 hours after the end of each day.

Step 4: The transaction price is allocated to the single performance obligation upon verification for the provision of computing power to the mining pool operator. There is a single performance obligation (i.e., computing power or hashrate) for the contract; therefore, all consideration from the mining pool operator is allocated to this single performance obligation.

Step 5: The Company’s performance is complete in transferring the computing power over-time (midnight to midnight UTC) to the customer and the customer obtains control of that asset.

In exchange for providing computing power, the Company is entitled to the expected bitcoin awards earned over the measurement period, plus the expected global transaction fee rewards for the respective measurement period, less net digital asset fees due to the mining pool operator over the measurement period. The transaction consideration the Company receives is non-cash consideration in the form of bitcoin. The Company measures the bitcoin at the closing U.S. dollar spot rate at the end of the date earned (midnight UTC). However, this accounting convention does not result in materially different revenue recognition from using the fair value of the bitcoin earned at contract inception and has been consistently applied in all periods presented.

There are no deferred revenues or other liability obligations recorded by the Company since there are no payments in advance of the performance. At the end of the 24 hour “midnight-to-midnight” period, there are no remaining performance obligations.

During the period ending August 31, 2023, the Company utilized one mining pool for its self-mining operations.

Revenues from Hosting

The Company provides energized space to customers who locate their equipment within the Company’s co-hosting facility. The equipment generating the hosting revenue is owned by the customer. The Company gives hosting customers the option of having all mining proceeds paid into a cold wallet address in the Company’s name, which case the Company pays the hosting client its share of mining awards on a daily basis, or having all mining awards sent to an account of the customer, in which case the Company bills the customer monthly for any hosting fee that is contingent on the amount of the client’s award. All performance obligations are achieved simultaneously by providing the hosting environment for the customers’ operations. Hosting revenues consist of amounts billed in U.S. dollars for electricity and other fees, and a percentage of cryptocurrency generated by the client’s hosting activities. With regard to hosting revenues that are billed in U.S. dollars, revenues are recorded at the time of invoicing. With regard to hosting revenues that are based on a percentage of cryptocurrency generated by the customer, revenues are recorded based on the Company’s share of cryptocurrency received from the mining pool on the date of receipt or invoicing.

During the period ending August 31, 2023, the Company’s hosting revenue was derived from two hosting customers.

Revenues from the sale of mining equipment

The Company records revenue from the resale of mining equipment it has purchased. Revenue for the sale of mining equipment is recognized under the guidelines of ASC 606.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On August 31, 2023, and August 31, 2022, the Company’s cash equivalents totaled $270,547 and $392,550, respectively.

Cryptocurrency

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment quarterly, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses, if the price of cryptocurrency increases is not permitted. During the year ended August 31, 2023, the Company recorded an impairment charge of $3,523 due to a reduction in the quoted price of cryptocurrency.

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

The Company holds its cryptocurrencies in a cold storage wallet account in its name, and not with a custodian or other intermediary. The Company has an account with Gemini Trust Company, LLC, which is a qualified custodian regulated by the New York Department of Financial Services. Currently, the Company does not store cryptocurrencies at Gemini, and only transfers cryptocurrencies that it desires to liquidate to its account at Gemini immediately prior to the liquidation. The Company uses Gemini’s multi-signature feature for account access. We do not store any digital assets at Gemini. The Company also seeks to minimize the risk of a failure of any bitcoin exchange by opening accounts at more than one exchange. In July 2023, the Company established a relationship with BitGo Trust, a well-known Bitcoin Custodian. The Company intends to use BitGo for a significant amount of custody moving forward.

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

Related party transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. In accordance with ASC 850, the Company’s condensed financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business, as well as transactions that are eliminated in the preparation of the condensed financial statements.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC Topic 260, “Earnings per Share.” Basic earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. As of August 31, 2023 there were no common stock equivalents that were dilutive.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the condensed financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between depreciation which is deductible for tax purposes prior to being deductible for book purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income.

From time to time, the Company may have differences in computing the book and tax bases of property and equipment; reserves for bad debts; capitalized overhead included in inventories; bonus plan payables, and accrued wages to shareholders/employees. Deferred tax expense or benefit is the result of the changes in the deferred tax assets, net of the valuation reserve, and liabilities.

The Company accounts for income taxes in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740 (“FASB ASC 740”), Income Taxes, which clarifies the accounting and disclosure requirements for uncertainty in tax positions. It requires a two-step approach to evaluate tax positions and determine if they should be recognized in the condensed financial statements. The two-step approach involves recognizing any tax positions that are “more likely than not” to occur and then measuring those positions to determine if they are recognizable in the condensed financial statements. Management regularly reviews and analyzes all tax positions and has determined that no uncertain tax positions requiring recognition have occurred.

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

Item 8. Condensed Financial Statements and Supplementary Data

Our condensed financial statements and related notes required by this item are set forth as a separate section of this Report. See Part V, Item 15 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, with the assistance of management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2023. These controls are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2023 based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2023 based on those criteria.

Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our condensed financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of condensed financial statements in accordance with GAAP, and that receipts and expenditure are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the condensed financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim condensed financial statements will not be prevented or detected on a timely basis.

(c)	Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance Directors and Executive Officers

Our directors and executive officers and their ages at November 30, 2023, are listed in the following table:

Name	Age	Title
Jonathan Bates	53	Chairman of the Board and Chief Executive Officer
Erik S. Nelson	56	President and Director
Raymond Mow	57	Chief Financial Officer and Director
Seth Bayles	43	Corporate Secretary and Director
Michael Maloney	38	Director
Ryan Ramnath	30	Chief Operating Officer
Lori Love		Director

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

Lori Love has served as a director since August 2023. Lori Love is a licensed CPA and an experienced finance professional with 20+ years of experience in accounting, finance and risk management, both in public accounting and in the private sector. Her experience includes “C” level positions in cryptocurrency, energy, healthcare technology, financial services and consulting services. Since June 2022 to the present, Ms. Love has served as a Senior Manager for Eide Bailly’s outsourced managed services group. From October 2019 to December 2021, Ms. Love served as chief financial officer of CleanSpark, Inc., a NASDAQ listed company, where she was responsible for financial strategy, SEC financial reporting, and internal controls. From July 2015 to September 2019, Ms. Love was self-employed as a consultant where she provided out-sourced accounting services to various companies, including acting as chief financial officer for P2K Labs, LLC. Prior to 2015, Ms. Love served in the role of Senior Vice President of Finance at Provident Trust Group for over two years and as Vice President of Finance and Operations at WorldDoc, Inc. where she also served as a director. Prior to her work in the private sector, Ms. Love was an auditor with RSM McGladrey, where she focused primarily on financial services engagements. Ms. Love obtained her Bachelor of Business Administration (BBA) in Accounting from University of Nevada, Las Vegas and carries the CPA designation.

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

Audit Committee Functions

The Company has an Audit Committee established in accordance with Section 3(a)(58)(a) of the Exchange Act because not all of its members are disinterested. The members of the audit committee are Jonathan Bates, Lori Love and Michael Maloney. The Audit Committee is responsible for oversight of the quality and integrity of the accounting, auditing and reporting practices of the Company. More specifically, it assists the board of directors in fulfilling its oversight responsibilities relating to (i) the quality and integrity of our condensed financial statements, reports and related information provided to stockholders, regulators and others, (ii) our compliance with legal and regulatory requirements, (iii) the qualifications, independence and performance of our independent registered public accounting firm, (iv) the internal control over financial reporting that management and the board have established, and (v) the audit, accounting and financial reporting processes generally. The Audit Committee is also responsible for the review and approval of related-party transactions. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from the Company for, outside legal, accounting or other advisors as it deems necessary to carry out its duties. During periods in which the Company does not have an active Audit Committee, the entire board performs the functions of the Audit Committee.

Audit Committee Financial Expert

The board has determined that Lori Love qualifies as an “audit committee financial expert” within the meaning of SEC rules.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended August 31, 2023, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such report

Item 11. Executive Compensation

The following identifies the elements of compensation for fiscal years 2023 and 2022 with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during fiscal year 2023, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at August 31, 2023 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at August 31, 2023.

Based on our compensation for the fiscal year ended August 31, 2023, Jonathan Bates and Raymond Mow constitute our only “named executive officers” pursuant to Item 402 of Regulation S-K.

Summary Compensation Table

	Fiscal		Stock		All Other
Name and Principal Position	Year	Salary	Compensation	(a)	Compensation	Total
Jonathan Bates (1)	2023	$–	$622,120		$–	$622,120
Chief Executive Officer	2022	$–	$–		$–	$–

Raymond Mow (1)	2023	$–	$155,115		$–	$155,115
Chief Financial Officer	2022	$–	$–		$–	$–

(1)	Mr. Bates has served as our chief executive officer from May 2022 to the present. Mr. Bates did not receive any cash compensation for his service. On August 31, 2022 Mr. Bates was awarded 150,000 Series A Preferred Shares, which vest on January 15, 2025 if Mr. Bates is employed by the Company at that time. Each Preferred Share was valued at its liquidation preference of $10 per share for a total value of $1,500,000, and will be amortized to expense by the Company pro rata from the period from September 1, 2022 through January 15, 2025.

(2)	Mr. Mow has served our chief financial officer from July 16, 2020 to the present. Mr. Mow did not receive any cash compensation for his services for either the 2022 or 2023 fiscal years. On August 31, 2022 Mr. Mow was awarded 850,000 shares of common stock, which vest on January 15, 2025 if Mr. Mow is employed by the Company at the time. These shares were valued at $0.44 for a total value of $374,000, and will be amortized to expense by the Company pro rata from the period from September 1, 2022 through January 15, 2025.

(a) The assumptions used to value the stock compensation is as follows:

•	The Company’s common stock is very thinly traded and not indicative of the fair market value of the common stock;

•	During the fiscal year ended August 31, 2022 the Company conducted a Unit Offering of common stock and two warrants and sold $5,152,500 worth of the Unit Offering at a price of $1.25 per Unit;

•	The Company used this offering as an indication of the fair market value of its common stock and performed a Black Scholes analysis to determine the respective values of the common stock and warrants included in the Unit Offering. The Black Scholes analysis yield a value of $0.44 per share for the common stock.

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

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding all outstanding equity awards held by the named executive officers at August 31, 2023. There are no outstanding option awards. Outstanding restricted stock grants have been approved by our Board.

	Stock Awards
Name (a)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j) (1)
Jonathan Bates (2)	–	–	150,000	$1,500,000
Raymond Mow (3)	–	–	850,000	$374,000

(1)	The value of the unearned awards of common stock is based upon the estimated value of our common stock on August 31, 2023, which was $0.44 per share, based on the value estimated for the common stock in a $1.25 Unit offering completed shortly before the issuance of the awards. The value of the unearned awards of Series A Preferred Stock is based upon the liquidation preference of $10 for each share of Series A Preferred Stock

(2)	The restricted stock grant consisted of 150,000 shares of Series A Preferred Stock issued as of August 31, 2022, which vest on January 15, 2025 in the event the executive is still employed by us as of that date. The Series A Preferred Shares are convertible into 2,608,696 shares of common stock. None of the shares had vested as of August 31, 2022.

(3)	The restricted stock grant consisted of 850,000 shares of common stock issued as of August 23, 2022, which vest on January 15, 2025 in the event the executive is still employed by us as of that date. None of the shares had vested as of August 31, 2023.

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

Director Compensation

The following table details the total compensation earned by our non-employee directors during the year ended August 31, 2023.

Name	Fee Earned or Paid in Cash ($) (1)	Restricted Stock Awards ($) (2)	All Other Compensation ($)	Total ($)
Michael Maloney	$–	$–	$–	$–
Seth Bayles	$–	$–	$–	$–
Erik Nelson (2)	$–	$63,870	$–	$63,870
Lori Love (3)	$–	$4,400	$–	$4,400

(1)	Excludes travel expense reimbursements.

(2)	Includes 350,000 shares of restricted issued to Mr. Nelson. The shares were valued at $154,000, or $0.44 per share, which is the price at which the Company sold shares for cash in a contemporaneous offering to third parties as described in the Summary Compensation Table above for Executive Officers. These shares vest on January 15, 2025 if Mr. Nelson is employed by the Company at that time and are amortized to expense by the Company pro rata for the period from September 1, 2022 through January 15, 2025.

(3)	Ms. Love was issued 150,000 shares of common stock which vest at the rate of 10,000 shares per month as of the last day of each calendar month beginning on August 31, 2023. As of August 31, 2023, 10,000 shares had vested.

There were no options outstanding to directors as of August 31, 2023.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 30, 2023, certain information concerning the beneficial ownership of our common stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities & Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after December 1, 2023 through the exercise of any stock option, warrant or other right, or the conversion of any security. As of December 1, 2023 there were 49,665,649 shares outstanding. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name	Shares Beneficially Owned	Percent of Common Stock (1)
5% Stockholders
Jonathan Bates (2)	23,595,583	41.0%
Innovative Digital Investors Emerging Technology, LP (2)	16,786,887	30.5%
Rykor Energy Solutions, LLC (3)	8,016,000	14.6%
Sam Jorgensen (4)	6,887,754	13.9%
BFAM Partners, LLC (2)	4,200,000	8.5%
Michael Maloney	4,000,000	8.1%
Abed Equities (5)	3,650,000	7.3%
BitFlair Mining Corp. (6)	3,443,877	6.9%
Erik S. Nelson (7)	3,255,000	6.4%
Directors and Named Executive Officers
Jonathan Bates (2)	23,595,583	41.0%
Michael Maloney	4,000,000	8.1%
Ryan Ramnath (8)	3,443,877	6.9%
Erik S. Nelson (7)	3,255,000	6.4%
Raymond Mow	1,250,000	4.2%
Seth Bayles	500,000	1.0%
Lori Love	150,000	0.3%
Officers and Directors as a Group	35,594,730	63.1%

(1)	Based on 49,665,649 shares of common stock issued and outstanding as of December 1, 2023.

(2)	Includes (i) 11,500,000 shares owned by Innovative Digital Investors Emerging Technology, LP (“Innovative”), (ii) 5,286,887 shares that Innovative has the right to acquire upon the conversion of 303,966 shares of Series A Convertible Preferred Stock, (iii) 4,200,000 shares owned by BFAM Partners, LLC (“BFAM”), of which Mr. Bates is the 100% owner, and (iv) 2,608,696 shares that Mr. Bates has the right to acquire upon the conversion of 150,000 shares of Series A Convertible Preferred Stock. Mr. Bates has sole voting and investment power of any shares owned by Innovative by virtue of his ownership of its general partner. Mr. Bates has sole voting and investment power of any shares owned by BFAM. BFAM and an individual retirement account established by Mr. Bates own approximately 10.03% of Innovative. Mr. Bates owns 90% of BFAM, and a trust established for his children on the remaining 10%. Mr. Bates disclaims beneficial ownership of any shares owned by Innovative beyond his percentage interest in such entity.

(3)	Includes (i) 2,672,000 shares held outright, (ii) 2,672,000 Class C-1 Warrants which are exercisable immediately, and (iii) 2,672,000 Class C-2 Warrants which are exercisable immediately. John Kelly and Nick Marrocco have shared voting and investment power over the securities owned by Rykor Energy Solutions, LLC.

(4)	Includes (i) 3,443,877 shares owned by Mr. Jorgensen and (ii) 3,443,877 shares owned by BitFlair Mining Corp. (“BitFlair”), of which Mr. Jorgensen has shared voting and investment power. Mr. Jorgenson disclaims beneficial ownership of shares held by BitFlair beyond his 40% percentage interest therein.

(5)	Gabriel Abed sole voting and investment power over any shares owned by Abed Equities.

(6)	Ryan Ramnath and Sam Jorgenson have shared voting and investment power over any shares owned by Bitflair Mining Corp.

(7)	Includes (i) 600,000 shares owned by Mr. Nelson, (ii) 2,505,000 shares beneficially owned by Coral Investment Partners, LP (“Coral”), as to which Mr. Nelson, in his capacity as owner of the general partner, has sole voting and investment power, consisting of (A) 1,505,000 shares owned by Coral, (B) 500,000 Class A Warrants owned by Coral which are immediately exercisable, and (C) 500,000 Class B Warrants owned by Coral which are immediately exercisable, (iii) 150,000 shares beneficially owned by Sterling Acquisitions 1, Inc. (“Sterling”), consisting of (X) 50,000 shares owned by Sterling, (Y) 50,000 Class A Warrants owned by Sterling, and (Z) 50,000 Class B Warrants owned by Sterling. Mr. Nelson disclaims beneficial ownership of shares held by Coral beyond his 40% ownership interest therein. Mr. Nelson does not have an interest in Sterling, but his spouse and children own 80% of Sterling, and Mr. Nelson’s spouse shares the power to vote and dispose of any shares owned by Sterling.

(8)	Includes 3,443,877 shares owned by BitFlair Mining Corp. (“BitFlair”), of which Mr. Ramnath has shared voting and investment power. Mr. Ramnath disclaims beneficial ownership of shares held by BitFlair beyond his percentage interest in Bitflair of 40%.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of August 31, 2023 about the securities issued, or authorized for future issuance, under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders	–	–	–
2023 Restricted Common Stock Grant to Director (1)	150,000	$0.44	–
2022 Restricted Common Stock Grants to Officers (2)	3,550,000	$0.44	–
2022 Restricted Common Stock Bonus Grants to Officer (3)	101,516	$0.44	–
2023 Restricted Common Stock Bonus Grants to Officer (3)	258,735	$0.44	–
2022 Restricted Preferred Stock Grant to Officer (4)	2,608,696	$0.44	–
2021 Restricted Common Stock Grant to Officer (5)	4,500,000	$0.015	–
Total	11,168,947	$0.27	–

(1)	In August 2023, we granted 150,000 shares of restricted common stock to Lori Love. The shares were valued at $66,000 on the date of the award, based on a value of $0.44 per share. The shares vest at the rate of 10,000 shares per month, beginning on August 31, 2023.

(2)	Consists of the following transactions:

a.	In February 2022, we granted 2,100,000 shares of restricted common stock to Chris Moses. The shares were valued at $924,000 on the date of the award, based on a value of $0.44 per share. The shares vest on January 15, 2027.
b.	In August 2022, we granted 850,000 shares of restricted common stock to Raymond Mow. The shares were valued at $374,00 on the date of the award, based on a value of $0.44 per share. The shares vest on January 15, 2025.
c.	In August 2022, we granted 600,000 shares of restricted common stock to Erik S. Nelson. The shares were valued at $264,000 on the date of the award, based on a value of $0.44 per share. 250,000 of the shares were for past services and vested immediately. The remaining 350,000 shares vest on January 15, 2025.

(3)	In February 2022, we entered into an employment agreement with Chris Moses, under which we are obligated to issue quarterly bonuses payable in shares of common stock equal to $50,000 divided by the closing price on the last day of each calendar quarter. During the fiscal year ended August 31, 2022, we issued Mr. Moses 101,516 shares of common stock as quarterly bonuses, which we valued at $0.44 per share rather than the closing price for common stock. During the fiscal year ended August 31, 2023, we issued Mr. Moses 258,735 shares of common stock as quarterly bonuses, which we valued at $0.44 per share rather than the closing price for common stock.
(4)	In August 2022, we granted 150,000 shares of restricted Series A Convertible Preferred Stock to Jonathan Bates. The shares were valued at $1,500,000 on the date of the award. The shares vest on January 15, 2025. The shares are convertible into common stock at the stated value of $10 per share divided by $0.575, which would result in the issuance of 2,608,696 shares of common stock on conversion.
(5)	In August 2021, we granted 4,000,000 shares to Michael Maloney and 500,000 shares issued to Seth Bayles as compensation for agreeing to join the board of directors. The shares were valued at $0.015, which is the price at which the Company sold shares for cash in a contemporaneous offering to third parties.

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

On October 19, 2022, the Company entered into a new Line of Credit Agreement (the “2022 LOC Agreement”) with IDI. The 2022 LOC Agreement provides for loans of up to $1,000,000 at the request of the Company to finance the purchase of equipment necessary for the operation of the Company’s business, and related working capital. Loans under the 2022 LOC Agreement accrue interest at twelve percent (12%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. Effective May 13, 2023, the Company and IDI amended the 2022 LOC Agreement. As amended, the 2022 LOC Agreement allows the Company to up to $1,750,000 thereunder until December 1, 2023. Each draw request is subject to the approval of IDI in its sole discretion. As amended, all principal and interest due under the 2022 LOC Agreement are due and payable on December 1, 2024. As of December 1, 2023, the amount borrowed under the 2022 LOC Agreement was $1,625,000.

Director Independence

Our current board consists of Erik Nelson, Jonathan Bates, Raymond Mow, Seth Bayles, Michael Maloney, and Lori Love. Our common stock is currently quoted on the over the counter market. Since the over the counter market does not have its own rules for director independence, we use the definition of independence established by the NASDAQ Stock Market. Under applicable NASDAQ Stock Market rules, a director will only qualify as an “independent director” if the director has not, at any time in the past three years, (a) been employed by us, (b) received more than $120,000 in compensation from us, other than for board services, (c) had a family member who was employed as an executive officer of us, (d) been, or had a family member that was, a partner, controlling shareholder or executive officer of any organization that received payments for property or services that exceeded the greater of 5% of the recipient’s gross revenues or $200,000, (e) been, or had a family member that was, employed as an executive officer of another entity during the past three years where any of the executive officers of us serve on the compensation committee, or (f) been, or had a family member that was, a partner in our auditor at any time in the past three years. At this time, we have determined that we have one independent director: Michael Maloney.

The only committee of the board is an Audit Committee.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services provided by BF Borgers CPA PC for the years ended August 31, 2023 and 2022, respectively:

The following table shows the fees billed aggregate to the Company for the periods shown:

	Fiscal Year 2022	Fiscal Year 2022
Audit Fees (1)	$154,500	$129,680
Total Fees	$154,500	$129,680

(1)	Audit Fees. Audit services include work performed for the audit of our condensed financial statements and the review of financial statements included in our condensed quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

Audit fees represent amounts invoiced for professional services rendered for the audit of the Company’s annual condensed financial statements, including the Form 10-K report, and the reviews of the quarter ending condensed financial statements included in the Company’s Form 10-Q reports.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Condensed Financial Statements

•	Report of Independent Registered Public Accounting Firms;

•	Condensed Balance Sheets as of August 31, 2022 and August 31, 2023;

•	Condensed Statements of Operations for the Years Ended August 31, 2022 and 2023;

•	Condensed Statements of Stockholders’ Equity for the Years Ended August 31, 2022 and 2023;

•	Condensed Statements of Cash Flows for the Years Ended August 31, 2022 and 2023.

(3)	Exhibits

The accompanying Index to Exhibits is incorporated herein by reference.

Item 16. 10-K Summary

None.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Form 8-K filed September 6, 2022).

3.2	Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock (incorporated by reference from Form 8-K filed September 6, 2022.

3.3	Certificate of Merger (incorporated by reference from Form 10 filed October 27, 2020).

3.4	Bylaws of Sandy Springs Holdings, Inc. (incorporated by reference from Form 10 filed October 27, 2020).

4.1	Amended Form of Class A Warrant (Incorporated by reference from Exhibit 4.1 to Form 8-K filed July 27, 2021).

4.2	Amended Form of Class B Warrant (Incorporated by reference from Exhibit 4.2 to Form 8-K filed July 27, 2021).

4.3	Warrant Agent Agreement by and between Bitmine Immersion Technologies, Inc. and West Coast Stock Transfer, Inc. (incorporated by reference from Form 8-K/A filed September 9, 2021).

4.4	Form of Class C-1 Warrant (incorporated by reference from Form S-1, File No. 333-266348, filed July 27, 2022).

4.5	Form of Class C-2 Warrant (incorporated by reference from Form S-1, File No. 333-266348, filed July 27, 2022).

4.6	Form of Class C-3 Warrant (incorporated by reference from Form S-1, File No. 333-266348, filed July 27, 2022).

10.1	Employment Agreement between the Company and Ryan Ramnath dated July 19, 2021 (incorporated by reference from Form 8-K/A filed September 9, 2021).

10.2	Master Services Agreement between Telecommunications Services of Trinidad and Tobago Limited and the Company for Colocation Services dated October 21, 2021 (incorporated by reference from Form S-1/A filed November 14, 2022).

10.3*	Statement of Work No. 1 Colocation Services by and between the Company and Telecommunications Services of Trinidad and Tobago Limited dated June 17, 2022.

10.4	Form of Restricted Stock Agreement (incorporated by reference from Form S-1/A filed November 14, 2022).

10.5*	Amended and Restated Line of Credit Agreement between the Company and Innovative Digital Investors Emerging Technology, L.P. dated May 13, 2023.

10.6	Promissory Note executed by ROC Digital Mining I LLC dated October 13, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).

10.7	Security Agreement executed by ROC Digital Mining I LLC and the Company dated October 13, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).

10.8	Transfer, Bill of Sale and Assignment executed by ROC Digital Mining I LLC and the Company dated October 13, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).

10.9	Limited Liability Company Operating Agreement of ROC Digital Mining I LLC dated July 27, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).

10.10	Limited Liability Company Operating Agreement of ROC Digital Mining Manager LLC dated July 27, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).

10.11*	Colocation Services Agreement between Bitmine Immersion Technologies, Inc. and Soluna SW, LLC dated October 9, 2023.

10.12*	Luxor Physically Backed Forward – Master Agreement between Bitmine Immersion Technologies, Inc. and Luxor Technology Corporation dated October 4, 2023.

10.13*	Waiver and Consent Agreement between Luxor Technology Corporation, Soluna SW, LLC and Bitmine Immersion Technologies, Inc. dated October 13, 3023.

10.14*	Unit Lien Agreement between Luxor Technology Corporation and Bitmine Immersion Technologies, Inc. dated October 4, 2023.

14	Code of Ethics (incorporated by reference to the Annual Report on Form 10-K for the year ended August 31, 2021).

21*	List of Subsidiaries

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Accounting Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BITMINE IMMERSION TECHNOLOGIES, INC.

Dated: December 14, 2023	By:	/s/ Jonathan Bates
Jonathan Bates, Chief Executive Officer
(Principal Executive Officer)

Dated: December 14, 2023	By:	/s/ Raymond Mow
Raymond Mow, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jonathan Bates	Chairman, Director and Chief Executive Officer	December 14, 2023
Jonathan Bates

/s/ Erik S. Nelson	Director and President	December 14, 2023
Erik S. Nelson

/s/ Raymond Mow	Director and Chief Financial Officer	December 14, 2023
Raymond Mow

/s/ Seth Bayles	Director	December 14, 2023
Seth Bayle

/s/ Michael Maloney	Director	December 14, 2023
Michael Maloney

/s/ Lori Love	Director	December 14, 2023
Lori Love

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Bitmine Immersion Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bitmine Immersion Technologies, Inc. as of August 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2020

Lakewood, CO

December 14, 2023

Bitmine Immersion Technologies, Inc.

Condensed Balance Sheets

	August 31,	August 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$270,547	$392,550
Prepaid expenses	105,000	5,000
Notes receivable - short term	–	491,395
Notes receivable related party - short term	374,444	–
Total current assets	749,991	888,945
Cryptocurrency	129,469	21,434
Notes receivable - long term	731,472	532,345
Notes receivable - related party long term	655,277	–
Investment in joint venture	987,429	–
Fixed assets, net	495,702	21,875
Fixed assets - not in service	4,453,466	6,509,602
Total assets	$8,202,805	$7,974,201

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$74,903	$84,761
Accrued interest - related party	97,460	–
Loans payable - related party	1,300,000	–
Deferred revenue - short term	86,193	232,913
Total current liabilities	1,558,556	317,674
Deferred revenue long term	386,884	252,322
Total liabilities	1,945,440	569,995

Commitments and contingencies	–	–

Stockholders' Equity:
Series A Preferred Stock, $0.0001 par value, 500,000 shares authorized, 453,966 and 453,966 shares issued and outstanding as of August 31, 2023 and August 31, 2022, respectively	45	45
Common stock, $0.0001 par value, 500,000,000 shares authorized; 49,665,649 and 48,606,915 shares issued and outstanding as of August 31, 2023 and August 31, 2022 respectively	4,967	4,861
Additional paid-in capital	11,183,720	9,865,866
Accumulated deficit	(4,931,367)	(2,466,566)
Total stockholders' equity	6,257,365	7,404,205
Total liabilities and equity	$8,202,805	$7,974,201

The accompanying notes are an integral part of these condensed financial statements.

Bitmine Immersion Technologies, Inc.

Condensed Statements of Operations

	Year	Year
	ended	ended
	August 31,	August 31,
	2023	2022
Revenue from the sale of mining equipment	$244,036	$394,700
Revenue from hosting, net	12,020	23,644
Revenue from self- mining	389,222	9,325
Total revenue	645,278	427,669
Cost of sales mining equipment	87,080	355,407
Cost of sales self-mining	326,630	194,765
Cost of sales hosting	9,098	6,527
Gross profit (loss)	222,469	(129,030)

Operating expenses:
General and administrative expenses	293,989	227,597
Depreciation	470,705	–
Professional fees	456,323	856,925
Related party compensation	1,309,663	489,096
Impairment of fixed assets	122,950	–
Gain from sale of digital currencies	(21,682)	–
Impairment of cryptocurrency	3,523	11,535
Total operating expenses	2,635,470	1,585,154
Income(loss) from operations	(2,413,001)	(1,714,184)
Other income (expense)
Interest expense	(97,460)	(291,049)
Other income	16,939	–
Interest income	28,720	–
Other income (expense), net	(51,801)	(291,049)
Net loss	$(2,464,801)	$(2,005,233)

Basic and diluted earnings (loss) per common share	$(0.05)	$(0.05)

Weighted-average number of common shares outstanding:
Basic and diluted	49,055,973	43,107,688

The accompanying notes are an integral part of these condensed financial statements.

Bitmine Immersion Technologies, Inc.

Condensed Statements of Changes in Stockholders' Equity

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2021	–	$–	40,433,399	$4,043	$817,842	$(461,334)	$360,551

Stock based compensation -related party	–	–	2,201,516	220	658,520	–	658,741

Conversion of debt to Series A Preferred -related party	303,966	30	–	–	3,039,632	–	3,039,662

Series A Preferred for services - related party	150,000	15	–	–	(15)	–	–

Common stock issued for services -related party	–	–	1,450,000	145	109,855	–	110,000

Common shares issued for services	–	–	400,000	40	87,944	–	87,984

Common shares sold in a private placement	–	–	4,122,000	412	5,152,088	–	5,152,500

Net loss	–	–	–	–	–	(2,005,233)	(2,005,233)

Balance, August 31, 2022	453,966	$45	48,606,915	$4,861	$9,865,866	$(2,466,566)	$7,404,205

	`				Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2022	453,966	$45	48,606,915	$4,861	$9,865,866	$(2,466,566)	$7,404,205

Common stock issued for services -related party	–	–	408,735	41	190,814	–	190,855

Common shares issued for services	–	–	650,000	65	285,935	–	286,000

Stock based compensation -related parties	–	–	–	–	841,106	–	841,106

Net loss	–	–	–	–	–	(2,464,801)	(2,464,801)

Balance, August 31, 2023	453,966	$45	49,665,649	$4,967	$11,183,720	$(4,931,367)	$6,257,365

The accompanying notes are an integral part of these condensed financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Cash Flows

	Year	Year
	ended	ended
	August 31,	August 31,
	2023	2022
Cash flows from operating activities
Net loss	$(2,464,801)	$(2,005,233)
Stock based compensation	1,317,961	856,724
Depreciation	470,705	3,125
Change in balance sheet accounts
Impairment of fixed assets	122,950	–
Cryptocurrencies	(108,035)	(21,434)
Notes receivable	(123,938)	(1,023,741)
Prepaid expenses	(100,000)	(5,000)
Accounts payable and accrued expenses	(9,858)	81,081
Deferred revenue	(12,158)	485,234
Accrued interest - related party	97,460	–
Net cash (used in) operating activities	(809,715)	(1,629,243)

Cash flows from investing activities
Purchase of fixed assets	(612,288)	(2,767,306)
Net cash provided by (used in) investing activities	(612,288)	(2,767,306)

Cash flows from financing activities:
Common shares sold in a private placement	–	1,812,500
Related party loans -net	1,300,000	2,757,863
Net cash provided by financing activities	1,300,000	4,570,363

Net increase (decrease) in cash and cash equivalents	(122,003)	173,814
Cash and cash equivalents at beginning of period	392,550	218,737
Cash and cash equivalents at end of period	$270,547	$392,550

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to purchase property	$–	$3,340,000
Sale of fixed assets for note receivable	$613,514	$–
Property contributed to joint venture	$987,429	$–

The accompanying notes are an integral part of these condensed financial statements.

BITMINE IMMERSION TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Company’s year-end is August 31st.

Basis of Presentation

The foregoing condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these condensed financial statements do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the condensed financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of condensed financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the condensed financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Reverse Stock Split

On June 25, 2020, the Board of Directors and the shareholders of the Company approved a 1 for 40,000 reverse split, with all fractional shares rounded up to the nearest whole share, and immediately after the completion of the reverse split, effected a 200 for 1 forward stock split. The net effect of the splits was a 1 for 200 reverse split of the Company’s common shares. The stock splits were effective April 27, 2021. No fractional shares of common stock were issued in connection with the Reverse Split. If, as a result of the Reverse Split, a shareholder would have otherwise held a fractional share, the shareholder received, instead of the issuance of such fractional share, one whole share of common stock.

The Company’s condensed financial statements in this Report for the periods ended August 31, 2023, and August 31, 2022, and all references thereto have been retroactively adjusted to reflect the split unless specifically stated otherwise.

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. The most significant estimates relate to the calculation of stock-based compensation, collectability of notes receivable, useful lives and recoverability of long-lived assets, depreciation methods, income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these condensed financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. There have been no material changes to the Company’s accounting estimates since the Company’s condensed financial statements for the fiscal year ended August 31, 2022.

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

Step 1: The Company enters into a contract with a bitcoin mining pool operator (i.e., the customer) to provide computing power to the mining pools. The Company only utilizes pool operators that determine awards under the Full Pay-Per-Share method. The contracts are terminable at any time by either party without penalty and the Company’s enforceable right to compensation only begins when the Company starts providing computing power to the mining pool operator (which occurs daily at midnight Universal Time Coordinated (UTC)). Mining revenue generally consists of two parts, (1) the block reward (current bitcoin block reward is 6.25 bitcoin) paid by the network to the miner and (2) the transaction fees paid by the users to the miner. When a mining pool successfully finds a block, it is awarded all of the transaction fees in that block and the reward from the network. In exchange for providing computing power to the pool, the Company is entitled to an award of bitcoin equal to the expected reward per block over the measurement period of midnight-to-midnight UTC time. The Company is also entitled to an aware of transaction fees per block based on the average of the transaction fees over the latest 144 blocks, each of which is about 10 minutes, and the total of 144 blocks equals one day. At the end of each day that runs from midnight-to-midnight UTC time, the pool operator calculates the pool participant’s expected block reward and transaction fees for the day based on the computing power provided by the pool participant that day, less net digital asset fees due to the mining pool operator over the measurement period. Applying the criteria per ASC 606-10-25-1, the contract arises at the point that the Company provides computing power to the mining pool operator, which is the beginning of each contract day at midnight UTC (contract inception), because customer consumption is in tandem with daily delivery of the computing power.

Step 2: In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

•	The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and

•	The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

Based on these criteria, the Company has a single performance obligation in providing computing power (i.e., hashrate) to the mining pool operator (i.e., customer). The performance obligation of computing power is fulfilled daily over-time, as opposed to a point in time, because the Company provides the hashrate throughout the day and the customer simultaneously obtains control of it and uses the asset to produce bitcoin. The Company has full control of the mining equipment utilized in the mining pool and if the Company determines it will increase or decrease the processing power of its machines and/or fleet (i.e., for repairs or when power costs are excessive) the computing power provided to the customer will be reduced.

Step 3: The transaction consideration the Company earns is non-cash digital consideration in the form of bitcoin, which the Company measures at fair value on the date earned at the daily closing price, which is not materially different from the fair value at contract inception, which is the daily opening price. According to the customer contract, daily earnings are calculated from midnight-to-midnight UTC time, and the sub-account balance is credited to the Company’s account shortly thereafter.

The transaction consideration the Company earns is all variable since it is dependent on the daily computing power provided by the Company, as well as other factors outside the control of the Company, such as the difficulty index of the bitcoin network. The Company’s bitcoins earned through the contractual payout formula is not known until the Company’s computational hashrate contributed over the daily measurement period is fulfilled over-time daily between midnight-to-midnight UTC time. The Company’s expected amount of the global network transaction fee rewards earned are calculated at the end of each transactional day (midnight to midnight UTC time). There are no other forms of variable considerations, such as discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items.

The Company fully constrains all variable consideration as a result of ASC 606-10-32-11 and 12 because the amount of consideration is highly susceptible to factors outside of our control as defined by the Company’s customer’s payout methodology. The variable consideration is constrained until the Company receives confirmation of the amount, usually via settlement of the fractional share of block reward and transaction fee in the Company’s digital wallet (i.e., at that point, the variability is resolved and there is no longer the reasonable possibility of significant reversal of revenue). Before settlement occurs, estimation of the variable consideration to which the Company is entitled, which depends on inputs unknowable to the Company, carries the risk of a significant revenue reversal from mis-estimation. Settlement of consideration typically occurs within 24 hours after the end of each day.

Step 4: The transaction price is allocated to the single performance obligation upon verification for the provision of computing power to the mining pool operator. There is a single performance obligation (i.e., computing power or hashrate) for the contract; therefore, all consideration from the mining pool operator is allocated to this single performance obligation.

Step 5: The Company’s performance is complete in transferring the computing power over-time (midnight to midnight UTC) to the customer and the customer obtains control of that asset.

In exchange for providing computing power, the Company is entitled to the expected bitcoin awards earned over the measurement period, plus the expected global transaction fee rewards for the respective measurement period, less net digital asset fees due to the mining pool operator over the measurement period. The transaction consideration the Company receives is non-cash consideration, in the form of bitcoin. The Company measures the bitcoin at the closing U.S. dollar spot rate at the end of the date earned (midnight UTC). However, this accounting convention does not result in materially different revenue recognition from using the fair value of the bitcoin earned at contract inception and has been consistently applied in all periods presented.

There are no deferred revenues or other liability obligations recorded by the Company since there are no payments in advance of the performance. At the end of the 24 hour “midnight-to-midnight” period, there are no remaining performance obligations.

During the period ending August 31, 2023, the Company utilized one mining pool for its self-mining operations. During the year ended August 31, 2023, the Company generated $389,222 in revenues from mining cryptocurrency.

Revenues from Hosting

The Company provides energized space to customers who locate their equipment within the Company’s co-hosting facility. The equipment generating the hosting revenue is owned by the customer. The Company gives hosting customers the option of having all mining proceeds paid into a cold wallet address in the Company’s name, which case the Company pays the hosting client its share of mining awards on a daily basis, or having all mining awards sent to an account of the customer, in which case the Company bills the customer monthly for any hosting fee that is contingent on the amount of the client’s award. All performance obligations are achieved simultaneously by providing the hosting environment for the customers’ operations. Hosting revenues consist of amounts billed in U.S. dollars for electricity and other fees, and a percentage of cryptocurrency generated by the client’s hosting activities. With regard to hosting revenues that are billed in U.S. dollars, revenues are recorded at the time of invoicing. With regard to hosting revenues that are based on a percentage of cryptocurrency generated by the customer, revenues are recorded based on the Company’s share of cryptocurrency received from the mining pool on the date of receipt or invoicing.

Revenues from the sale of mining equipment

The Company records revenue from the resale of mining equipment it has purchased. Revenue for the sale of mining equipment is recognized under the guidelines of ASC 606. During the year ended August 31, 2023, the Company generated $244,036 in revenues from the sale of mining equipment.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On August 31, 2023, and August 31, 2022, respectively, the Company’s cash equivalents totaled $270,547 and $392,550, respectively.

Cryptocurrency

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment quarterly, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. During the year ended August 31, 2023, the Company recorded an impairment charge of $3,523 due to a reduction in the quoted price of cryptocurrency. Subsequent reversal of impairment losses, if the price of cryptocurrency increases, is not permitted. Additionally, during the year ended August 31, 2023, the Company realized a gain from sale of cryptocurrency of $21,682.

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

Property and equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for leasehold improvements are typically the lesser of the estimated useful life of the asset or the life of the term of the lease. The estimated useful lives for all other property and equipment are as follows:

Life (Years)
Miners and mining equipment	2
Machinery and equipment	5 - 10
Office and computer equipment	3

No depreciation is recorded on an asset until it is placed in service. Due to the nature of the equipment, it can only be placed in service when the hosting site is properly configured to turn on the machines. As of August 31, 2023, and August 31, 2022, the Company had $4,453,466 and $6,509,602, respectively, of fixed assets not in service. During the year ended August 31, 2023 the Company performed an analysis of the carrying cost of its mining equipment compared to the current market price for the same equipment. As a result, the Company determined that its fixed assets had been impaired by an amount of $122,950. This amount was recorded as an “impairment of fixed assets” on its statements of operations for the year ended August 31, 2023.

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

We adopted ASC 842 on July 16, 2020. The adoption of this guidance did not have any impact on our condensed financial statements.

In March 2022, the SEC staff released Staff Accounting Bulletin No. 121 (“SAB 121”), which requires entities that hold crypto assets on behalf of platform users to recognize a liability to reflect the entity’s obligation to safeguard the crypto assets held for its platform users, whether directly or through an agent or another third party acting on its behalf, along with a corresponding safeguarding asset. Both the liability and corresponding safeguarding asset shall be measured at fair value. SAB 121 also requires disclosure of the nature and amount of crypto assets being safeguarded, how the fair value is determined, an entity’s accounting policy for safeguarding liabilities and corresponding safeguarding assets, and may require disclosure of other information about risks and uncertainties arising from the entity’s safeguarding activities. The Company is not in the business of holding its customer’s crypto assets for safekeeping. For crypto assets that are not maintained on our platform and for which the Company does not maintain a private key or the ability to recover a customer’s private key, these balances are not recorded, as there is no related safeguarding obligation in accordance with SAB 121. This guidance is effective from the first interim period after June 15, 2022 and should be applied retrospectively. We adopted SAB 121 during the yea ended August 31, 2022, and it did not have any impact on our condensed financial statements.

NOTE 2 – CRYPTOCURRENCIES

The following table presents additional dollar information about the Company’s bitcoin activity for the year ended August 31, 2023:

Beginning balance – August 31, 2022	$21,434
Revenue received from mining	389,222
Revenue received from hosting	12,020
Revenue recorded as “other income” from the termination of hosting agreement	16,939
Sale of equipment with proceeds received in cryptocurrency	56,730
Proceeds from the sale of cryptocurrency	(149,435)
Cryptocurrency used to pay expenses and to purchase equipment	(213,918)
Impairment of cryptocurrencies	(3,523)
Ending balance – August 31, 2023	$129,469

The following table presents unit information (each bitcoin represents one unit) about the Company’s bitcoin activity for the year ended August 31, 2023:

Beginning balance – August 31, 2022
Revenue received from mining	15.4
Revenue received from hosting	0.4
Revenue recorded as “other income” from the termination of hosting agreement	1.0
Sale of equipment with proceeds received in cryptocurrency	1.9
Proceeds from the sale of cryptocurrency	3.0
Cryptocurrency used to pay expenses and to purchase equipment	(16.7)
Impairment of cryptocurrencies	–
Ending balance – August 31, 2023	5.0

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues:

	Year Ended August 31, 2023
	2023	2022
Revenues from the sale of mining equipment	$244,036	$394,700
Revenue from hosting, net	12,020	23,644
Revenue from self-mining	389,222	9,325
Total revenue	$645,278	$427,669

NOTE 4 – PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at August 31, 2023 and August 31, 2022:

	August 31, 2023			August 31, 2022
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$966,407	(470,705)	495,702	$25,000	$(3,125)	$21,875
Equipment not in service	4,453,466	–	4,453,466	6,509,602	–	6,509,602
Total fixed assets	$5,419,873	(470,705)	4,949,168	$6,534,602	$(3,125)	$6,531,477

Equipment not in service as of August 31, 2023 was comprised of the following:

Transformers	$2,043,625
Immersion containers	966,214
Trinidad data center and infrastructure(1)	1,189,876
Miners	253,751
Total	$4,453,466

_________________

(1)	During the three months ended November 30, 2023 the Trinidad location became operational and these assets became subject to depreciation since they were placed into service.

For the years ended August 31, 2023 and August 31, 2022, the Company recorded $470,705 and $3,125 respectively, in depreciation expense.

NOTE 5 – INVESTMENTS AND NOTES RECEIVABLES

Policy on Doubtful Accounts

We evaluate notes receivable for impairment under the guidelines of ASC 310-10-35-41. We establish an allowance for doubtful accounts when we determine that collectability of the note is in question.

Investment

In October 2022, we entered into a joint venture arrangement with ROC Digital Mining to jointly develop and operate a Bitcoin mining operation in Pecos, Texas. Under the joint venture, we contributed one immersion container, six transformers and cash with a value of $987,429 as a capital contribution to ROC Digital Mining I, LLC (the “ROC Digital”). In return, we received 240 Class B Units of ROC Digital pursuant to an ongoing offering of a total of 1,000 Class B Units at $4,400 per unit. We simultaneously sold ROC Digital four immersion containers for $1,200,000, which is payable pursuant to a promissory note the bears interest at 5% per annum, and is payable pursuant to monthly payments of $31,204 per month commencing on December 30, 2022, with any remaining principal and interest payable in full on May 31, 2026. The note is secured by the equipment that was sold. We also obtained the right to locate one container at the location that we would be able to use for self-mining.

As of August 31, 2023 the joint venture arrangement was classified as a long term asset on the Company’s balance sheet with a value of $987,429. The equipment at the joint venture location in Pecos, Texas was in the set-up and testing phase and no revenue had been generated from the joint venture as of August 31, 2023.

As described below of August 31, 2023 the note receivable from ROC Digital amounted to $1,029,721.

Notes Receivable

Notes receivable consist of notes received as partial consideration for the sale of mining equipment, and are collateralized by the mining equipment that was the subject of the sale. As of August 31, 2023 and August 31, 2022, notes receivable consist of the following:

	As of August 31, 2023	As of August 31, 2022

Note receivable with an amended principal amount of $731,472, bearing interest at 5.0% per annum payable monthly. Principal due in one payment on August 31, 2024. Borrower has right to prepay principal with a 10% discount.	$731,472	$1,023,741

Note receivable-related party in original principal amount of $1,200,000, bearing interest at 5.0% per annum, payable in 41 equal monthly payments of $31,204 commencing December 30, 2022	1,029,721	–

Total	1,761,193	1,023,741

Less: Non-current portion	(1,386,749)	(532,345)

Notes receivable – short-term	$374,444	$491,395

As of August 31, 2023 and August 31, 2022 the balance of notes receivable was $1,761,193 and $1,023,741, respectively. During the year ended August 31, 2023, the Company recorded $28,720 in interest income on these notes.

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

Effective May 13, 2023, the Company and IDI amended the 2022 LOC Agreement to increase the amount that the Company may borrow thereunder to $1,750,000, extended the date by which the Company could borrow funds thereunder to December 1, 2023, and extended the maturity date to December 1, 2024. Simultaneous with the extension, the Company borrowed an additional $500,000, primarily to fund the purchase of ASIC miners. As of August 31, 2023, the amount of principal and interest due to related party was $1,300,000 and $97,460, respectively, as compared to $-0- and $-0- at August 31, 2022.

NOTE 7 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of Common Stock with a par value of $0.0001 per share, and 20,000,000 shares of preferred stock with a par value of $0.0001 per share. As of August 31, 2023, and August 31, 2022, there were 49,665,649 and 48,606,915 shares of common stock outstanding, respectively. As of August 31, 2023 and August 31, 2022, our board of directors had authorized the issuance of one series of preferred stock, the Series A Convertible Preferred Stock (the “Series A Preferred”), for 500,000 shares, of which 453,966 shares had been issued.

Issuance of Shares

During the year ended August 31, 2023, the Company issued the following shares:

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

•

150,000 shares were issued to a Director pursuant to the terms of her Director appointment. The shares vest prorate over a 15 month period at the rate of 10,000 shares per month commencing on August 31, 2023. These shares were valued at $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering.

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

As of August 31, 2023, and August 31, 2022, the Company had the following warrants outstanding:

Class	Amount Outstanding	Exercise Price	Expiration Date
Class A Warrants	590,000	$2.00	August 5, 2024
Class B Warrants	590,000	$5.00	August 5, 2024
Class C-1 Warrants	4,147,600	$2.00	January 15, 2025
Class C-2 Warrants	4,147,600	$4.00	January 15, 2025
Class C-3 Warrants	25,600	$1.25	June 27, 2027
Total	9,500,800

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of August 31, 2023 and August 31, 2022, the Company had no contractual commitments.

NOTE 9 – SUBSEQUENT EVENTS

On October 4, 2023, the Company purchased 1,050 used ASIC miners from Luxor Technology Corporation (“Luxor”) for $488,775, and simultaneously entered into a Co-Location Services Agreement to host the miners at a hosting facility owned by Soluna SW, LLC (“Soluna”) in Murray, Kentucky. The hosting agreement with Soluna has a term of 18 months, and provides that the Company is obligated to reimburse Soluna for the actual cost of the electricity used by the Company’s machines and pay a hosting fee equal to 50% of the net profit generated by the machines each month. The hosting fee is payable in bitcoin. The hosting facility has an electricity cost of $0.025 per kwh and guarantees uptime of 83% per week. In connection with this transaction the Company borrowed $325,000 on its line of credit with IDI.

The Company paid the purchase price for the machines purchased from Luxor in part by crediting $149,250 due the Company from Luxor for the simultaneous sale to Luxor of 100 new ASIC miners to Luxor. The Company paid the balance of the purchase price of the machines by entering into a forward contract with Luxor under which the Company sold Luxor future hash rate generated by the miners through April 1, 2024. The implied finance rate under the forward contract is approximately 12.5%.

On November 7, 2023, the Company purchased 96 used S19 95T ASIC miners and 48 used M30S+ 102T ASIC miners for $79,728 cash.

In October 2022, the Company completed the installation of initial hosting containers under the Company’s agreement with Telecommunications Services of Trinidad & Tobago Limited (“TSTT”). However, prior to commencing operations, TSTT advised the Company that the utility refused to honor its existing agreement with TSTT with respect to electricity supplied to the Company’s pilot hosting site, and instead indicated that the rate would be approximately $0.09 per kwh, which TSTT disputed. The dispute has been resolved, the site became operational in October 2023, and the Company’s rate for electricity will be TSTT’s existing rate of 3.5 cents per kwh.

