Form 10-Q
period 2023-11-30
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2024-01-12
CIK 1829311

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of January 12, 2024 was 49,748,705 shares.

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

3

Item 1. Financial Statements.

Bitmine Immersion Technologies, Inc.

Condensed Balance Sheets

	November 30,	August 31,
	2023	2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$470,529	$270,547
Prepaid expenses	230,452	105,000
Cryptocurrency	152,990	129,469
Notes receivable-short term	731,472	–
Notes receivable related party-short term	374,444	374,444
Total current assets	1,959,887	879,460
Notes receivable-long term	–	731,472
Notes receivable-related party long term	561,667	655,277
Investment in joint venture	944,215	987,429
Fixed assets, net	2,096,536	495,702
Fixed assets-not in service	3,017,714	4,453,466
Total assets	$8,580,018	$8,202,805

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$202,514	$74,904
Accrued interest-related party	146,451	97,460
Loans payable-related party	1,625,000	1,300,000
Bitcoin loan	394,922	–
Derivative liability	152,612	–
Deferred revenue-short term	86,193	86,193
Total current liabilities	2,607,691	1,558,558
Deferred revenue long term	365,335	386,884
Total liabilities	2,973,027	1,945,441

Commitments and contingencies	–	–

Stockholders' Equity:
Series A Preferred Stock, $0.0001 par value, 500,000 shares authorized, 453,966 and 453,966 shares issued and outstanding as of November 30, 2023 and August 31, 2023, respectively	45	45
Common stock, $0.0001 par value, 500,000,000 shares authorized; 49,748,705 and 49,665,649 shares issued and outstanding as of November 30, 2023 and August 31, 2023 respectively	4,975	4,967
Additional paid-in capital	11,463,208	11,183,720
Accumulated deficit	(5,861,237)	(4,931,367)
Total stockholders' equity	5,606,991	6,257,365
Total liabilities and equity	$8,580,018	$8,202,805

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bitmine Immersion Technologies, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months	Three months
	ended	ended
	November 30,	November 30,
	2023	2022
Revenue from the sale of mining equipment	$169,721	$72,800
Revenue from hosting, net	11,864	–
Revenue from self- mining	329,723	28,916
Total revenue	511,308	101,716
Cost of sales mining equipment	180,891	43,080
Cost of sales self-mining	222,942	75,395
Cost of sales hosting	3,393	–
Gross profit (loss)	104,082	(16,759)

Operating expenses:
General and administrative expenses	68,398	18,479
Depreciation	222,530	59,053
Professional fees	75,860	161,738
Related party compensation	349,174	109,393
Impairment of fixed assets	–	122,950
Impairment of cryptocurrency	–	3,523
Total operating expenses	715,961	475,136
Loss from operations	(611,880)	(491,895)
Other income (expense)
Interest expense	(99,420)	(4,808)
Loss on the extinguishment of debt	(37,537)	–
Loss on investment	(43,214)	–
Change in derivative liability	(152,612)	–
Other income	–	16,939
Interest income	14,793	9,099
Other income (expense), net	(317,990)	21,230
Net loss	$(929,870)	$(470,665)

Basic and diluted (loss) per common share	$(0.02)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	49,748,705	48,690,431

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bitmine Immersion Technologies, Inc.

Condensed Statements of Changes in Stockholders' Equity

(Unaudited)

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31,2022	453,966	$45	48,606,915	$4,861	$9,865,865	$(2,466,566)	$7,404,205

Common stock issued for services-related party	–	–	71,429	7	31,422	–	31,429

Common shares issued for services	–	–	100,000	10	43,990	–	44,000

Net loss	–	–	–	–	–	(470,665)	(470,665)

Balance, November 30, 2022	453,966	$45	48,778,344	$4,878	$9,941,277	$(2,937,231)	$7,008,969

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31,2023	453,966	$45	49,665,649	$4,967	$11,183,720	$(4,931,367)	$6,257,365

Stock based compensation-related parties	–	–	83,056	8	279,488	–	279,497

Net loss	–	–	–	–	–	(929,870)	(929,870)

Balance, November 30, 2023	–	$–	49,748,705	$4,975	$11,463,208	$(5,861,237)	$5,606,991

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Three months	Three months
	ended	ended
	November 30,	November 30,
	2023	2022
Cash flows from operating activities
Net loss	$(929,870)	$(470,665)
Stock based compensation	279,497	75,429
Depreciation	222,530	59,053
Loss on the sale of equipment	31,641	–
Change in derivative liability	152,612	–
Loss on investment	43,214	–
Change in balance sheet accounts
Impairment of fixed assets	–	122,950
Impairment of cryptocurrency	–	3,523
Cryptocurrencies	31,876	(3,204)
Accounts receivable other	–	(1,197,450)
Notes receivable	93,610	571,014
Prepaid expenses	(125,452)	–
Accounts payable and accrued expenses	127,610	(33,035)
Deferred revenue	(21,548)	255,673
Accrued interest-related party	48,991	4,808
Net cash (used in) operating activities	(45,290)	(611,904)

Cash flows from investing activities
Purchase of fixed assets	(79,728)	–
Net cash (used in) investing activities	(79,728)	–

Cash flows from financing activities:
Related party loans-net	325,000	400,000
Net cash provided by financing activities	325,000	400,000

Net increase (decrease) in cash and cash equivalents	199,982	(211,904)
Cash and cash equivalents at beginning of period	270,547	392,550
Cash and cash equivalents at end of period	$470,529	$180,646

Supplemental disclosure of non-cash financing activity
Proceeds received from bitcoin loan	$577,934	$–
Repayment of bitcoin loan in bitcoin	$183,013	$–
Purchase of equipment with bitcoin	$339,525	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITMINE IMMERSION TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company’s year-end is August 31st.

Basis of Presentation

The foregoing unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these condensed financial statements do not include all of the disclosures required by GAAP for complete condensed financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited condensed financial statements and the notes thereto included on Form 10-K for the year ended August 31, 2023. In the opinion of management, the unaudited interim condensed financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months ended November 30, 2023, are not necessarily indicative of the results that may be expected for the year ending August 31, 2024.

Management’s Representation of Interim Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual condensed financial statements. Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. The most significant estimates relate to the calculation of stock-based compensation, calculation of the Company’s derivative liability, useful lives and impairment of fixed assets, income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these condensed financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. There have been no material changes to the Company’s accounting estimates since the Company’s condensed financial statements for the fiscal year ended August 31, 2023.

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

During the period ending August 31, 2023, the Company utilized one mining pool for its self-mining operations, which charges 0.3% of the bitcoin payable to the Company as a pool management fee.

During the three months ending November 30, 2023, the Company generated $329,723 in revenues from mining cryptocurrency.

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

During the three months ending November 30, 2023, the Company generated $11,864 in revenues from hosting services.

Revenues from the sale of mining equipment

The Company records revenue from the resale of mining equipment it has purchased. Revenue for the sale of mining equipment is recognized under the guidelines of ASC 606. During the three months ending November 30, 2023, the Company generated $169,721 in revenues from the sale of mining equipment.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On November 30, 2023, and August 31, 2023, respectively, the Company’s cash equivalents totaled $470,529 and $270,547, respectively.

Cryptocurrency

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment quarterly, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. During the three months ended November 30, 2023, the Company recorded an impairment charge of $-0- due to a reduction in the quoted price of cryptocurrency. Subsequent reversal of impairment losses, if the price of cryptocurrency increases, is not permitted. Additionally, during the three months ended November 30, 2023, the Company realized a gain from sale of cryptocurrency of $-0-.

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

The Company holds its cryptocurrencies in a cold storage wallet account in its name, and not with a custodian or other intermediary. The Company has accounts with Gemini Trust Company, LLC, which is a qualified custodian regulated by the New York Department of Financial Services, and BitGo Trust, a well-known Bitcoin custodian. (“BitGo”) Currently, the Company does not store cryptocurrencies at Gemini or BitGo, and only transfers cryptocurrencies that it desires to liquidate to its account at either Gemini or BitGo immediately prior to the liquidation. The Company uses Gemini’s multi-signature feature for account access. The Company intends to use BitGo for a significant amount of custody moving forward.

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

No depreciation is recorded on an asset until it is placed in service. Due to the nature of the equipment, it can only be placed in service when the hosting site is properly configured to turn on the machines. As of November 30, 2023, and August 31, 2023, the Company had $3,017,714 and $4,453,466, respectively, of fixed assets not in service.

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

In March 2022, the SEC staff released Staff Accounting Bulletin No. 121 (“SAB 121”), which requires entities that hold crypto assets on behalf of platform users to recognize a liability to reflect the entity’s obligation to safeguard the crypto assets held for its platform users, whether directly or through an agent or another third party acting on its behalf, along with a corresponding safeguarding asset. Both the liability and corresponding safeguarding asset shall be measured at fair value. SAB 121 also requires disclosure of the nature and amount of crypto assets being safeguarded, how the fair value is determined, an entity’s accounting policy for safeguarding liabilities and corresponding safeguarding assets, and may require disclosure of other information about risks and uncertainties arising from the entity’s safeguarding activities. The Company is not in the business of holding its customer’s crypto assets for safekeeping. For crypto assets that are not maintained on our platform and for which the Company does not maintain a private key or the ability to recover a customer’s private key, these balances are not recorded, as there is no related safeguarding obligation in accordance with SAB 121. This guidance is effective from the first interim period after June 15, 2022 and should be applied retrospectively. We adopted SAB 121 during the three months ended August 31, 2023, and it did not have any impact on our condensed financial statements.

NOTE 2 – CRYPTOCURRENCIES

The following table presents additional dollar information about the Company’s Bitcoin for the three months ended November 30, 2023:

Beginning balance – August 31, 2023	$129,469
In-transit adjustment	5,165
Revenue received from mining and hosting	341,587
Loan proceeds received in cryptocurrency	527,506
Purchaser of equipment with cryptocurrency	(339,525)
Payments of loan with cryptocurrency	(220,550)
Cash proceeds from the sale of cryptocurrency	(228,065)
Cryptocurrency used to pay expenses and to purchase equipment	(67,580)
Miscellaneous fees	4,983
Ending balance – November 30, 2023	$152,990

The following table presents unit information (each bitcoin represents one unit) about the Company’s bitcoin activity for the three months ended November 30, 2023:

Beginning balance – August 31, 2023	5.0
In-transit adjustment	0.2
Revenue received from mining and hosting	10
Loan proceeds received in cryptocurrency	19
Purchaser of equipment with cryptocurrency	(12.2)
Payments of loan with cryptocurrency	(6.6)
Sales of cryptocurrency	(6.3)
Cryptocurrency used to pay expenses and to purchase equipment	(2.1)
Miscellaneous fees paid in cryptocurrency	0.4
Ending balance – November 30, 2023	6.6

As of November 30, 2023 the Company had an unrealized gain on its bitcoin holdings of approximately $96,000.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues:

	Three Months Ended November 30,
	2023	2022
Revenues from the sale of mining equipment - net	$169,721	$72,800
Revenue from hosting, net	11,864	–
Revenue from self-mining	329,723	28,916
Total revenue	$511,308	$101,716

NOTE 4 – PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at November 30, 2023 and August 31, 2023:

	November 30, 2023			August 31, 2023
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$2,789,771	$(693,235)	$2,096,536	$966,407	$(470,705)	$495,702
Equipment not in service	3,017,714	–	3,017,714	4,453,466	–	4,453,466
Total fixed assets	$5,807,485	$(693,235)	$5,114,250	$5,419,873	$(470,705)	$4,949,168

Equipment not in service as of November 30, 2023 was comprised of the following:

Transformers	$1,625,000
Immersion containers	1,086,214
Trinidad data center and infrastructure (1)	226,772
Miners	79,728
Total	$3,017,714

_________________

(1)	During the three months ended November 30, 2023, the Trinidad location became operational and approximately $1,136,729 of equipment became subject to depreciation since it was placed into service. The remaining Trinidad-cited equipment of $226,772 was placed into service on December 1, 2023.

For the three months ended November 30, 2023 and 2022, the Company recorded $222,530 and $59,053, respectively, in depreciation expense.

NOTE 5 – INVESTMENTS AND NOTES RECEIVABLE

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

As of November 30, 2023 the joint venture arrangement was classified as a long term asset on the Company’s balance sheet with a value of $944,215. The equipment at the joint venture location in Pecos, Texas was in the set-up and testing phase and the initial revenues generated by the joint venture occurred in the three months ended November 30, 2023. The reduction in the value of the investment of $43,214 during the three months ended November 30, 2023 represents the Company’s approximate 30% portion of the ROC Digital’s operating losses during the period. This loss was recorded as “other expense” on the Company’s Condensed Statements of Operations for the three months ended November 30, 2023.

Notes Receivable

Notes receivable consist of notes received as partial consideration for the sale of mining equipment, and are collateralized by the mining equipment that was the subject of the sale. As of November 30, 2023 and August 31, 2023, notes receivable consist of the following:

	As of November 30, 2023	As of August 31, 2023

Note receivable with an amended principal amount of $731,472, bearing interest at 5.0% per annum payable monthly. Principal due in one payment on August 31, 2024. Borrower has right to prepay principal with a 10% discount.	$731,472	$731,472

Note receivable in original principal amount of $1,200,000, bearing interest at 5.0% per annum, payable in 41 equal monthly payments of $31,204 commencing December 30, 2022.	936,110	1,029,721

Total	1,667,582	1,761,193

Less: Non-current portion	(561,667)	(1,386,749)

Notes receivable – short-term	$1,105,915	$374,444

As of November 30, 2023 and August 31, 2023 the balance of notes receivable was $1,667,582 and $1,761,193, respectively. During the three months ended November 30, 2023, the Company recorded $14,793 in interest income on these notes.

NOTE 6 – RELATED PARTY LOANS PAYABLE

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

Effective May 13, 2023, the Company and IDI amended the 2022 LOC Agreement to increase the amount that the Company may borrow thereunder to $1,750,000, extended the date by which the Company could borrow funds thereunder to December 1, 2023, and extended the maturity date to December 1, 2024. Simultaneous with the extension, the Company borrowed an additional $500,000, primarily to fund the purchase of ASIC miners. As of November 30, 2023, the amount of principal and interest due to related party was $1,625,000 and $146,451, respectively, as compared to $1,300,000 and $97,460 at August 31, 2023.

NOTE 7 – BITCOIN LOAN AND DERIVATIVE LIABILITY

On October 4, 2023, the Company purchased 1,050 used ASIC miners from Luxor Technology Corporation (“Luxor”) for $488,775, and simultaneously entered into a Co-Location Services Agreement to host the miners at a hosting facility owned by Soluna SW, LLC (“Soluna”) in Murray, Kentucky. The purchase price of the used 1,050 ASIC miners was partially financed by selling 100 S19 Pro+/117/220 owned by the Company to Luxor for $149,250. The Company recorded a loss of $31,641 on this sale.

The remaining purchase price of $339,525 was financed via a forward sale of future Bitcoin production with Luxor via a hashrate derivatives contract (“Luxor Bitcoin Financing”, or “LBF”). Under the terms of the LBF, on October 4, 2023 the Company received 18.97542 Bitcoin valued at $27,799.39, each or a total of $527,505.19 in Bitcoin. In return the Company agreed to pay back Luxor 20.78946 Bitcoin in daily increments from bitcoin production generated by the 1,050 ASIC miners. The Bitcoin loan is due no later than April 1, 2024 and cannot be repaid in cash. The repayment must be in Bitcoin. As of November 30, 2023 the Company had repaid 6.583329 Bitcoin and recorded a loss of $37,537 on the extinguishment of debt as well as $50,429 in financing costs. Under the terms of the LBF, as of November 30, 2023 the Company owed Luxor 14.206131 Bitcoin. Since the price of Bitcoin is subject change and cannot be paid in cash this created a derivative liability for the Company. The Company performed a Black-Scholes calculation on the remaining 14.206131 Bitcoin to be delivered using the following variables.

Price of Bitcoin on November 30, 2023	$37,723.96
Volatility	29.3%
Term in days	180
Dividend rate	0%
Treasury bill rate	4.87%

Derivative liability calculation using the variables above was $152,612.

On November 30, 2023 the Company had a Bitcoin loan balance due of $394,922 and a derivative liability of $152,612 on its balance sheet.

NOTE 8 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of Common Stock with a par value of $0.0001 per share, and 20,000,000 shares of preferred stock with a par value of $0.0001 per share. As of November 30, 2023, and August 31, 2023, there were 49,748,705 and 49,665,649 shares of common stock outstanding, respectively. As of November 30, 2023 and August 31, 2023, our board of directors had authorized the issuance of one series of preferred stock, the Series A Convertible Preferred Stock (the “Series A Preferred”), for 500,000 shares, of which 453,966 shares had been issued.

Issuance of Shares

During the three months ended November 30, 2023, the Company issued the following shares:

•	83,056 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $36,545, or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

The Company estimates the fair value of stock-based compensation based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). The Company attributes compensation to expense using the straight-line method. Since the Company’s common stock is thinly traded, the Company utilizes the value, or an estimate thereof, paid by third parties for common stock in arms-length transactions with the Company. In particular, the Company used the estimated fair value of its common stock derived from a Unit Offering completed in June 2022. Under the Unit Offering, the Company issued investors Units consisting of one share of common stock, one Class C-1 Warrant and one Class C-2 Warrants for $1.25 per Unit. The value of the Class C-1 and 2 Warrants were deducted from the Unit price to determine the fair value of the common stock included in the Units. The Class C-1 and 2 Warrants were valued under the Black-Scholes method using the following assumptions: volatility 223.30%; annual rate of quarterly dividends 0%; term 3 years; treasury bill rate 0.4%.

Warrants

As of November 30, 2023, and August 31, 2023, the Company had the following warrants outstanding:

Class	Amount Outstanding	Exercise Price	Expiration Date
Class A Warrants	590,000	$2.00	August 5, 2024
Class B Warrants	590,000	$5.00	August 5, 2024
Class C-1 Warrants	4,147,600	$2.00	January 15, 2025
Class C-2 Warrants	4,147,600	$4.00	January 15, 2025
Class C-3 Warrants	25,600	$1.25	June 27, 2027
Total	9,500,800

NOTE 9 – COMMITMENTS AND CONTINGENCIES

As of November 30, 2023 and August 31, 2023, the Company had no contractual commitments.

NOTE 10 – SUBSEQUENT EVENTS

In December 2023, the Company entered into a consulting agreement, under which the Company agreed to pay the consultant a fee of $15,000 per quarter, 100,000 shares of common stock, the right to purchase 3,000,000 warrants with a $1.00 exercise price for $0.10 per warrant, and a success fee of 2% of the amount paid by the Company for any acquisition or business combination introduced by the consultant. The shares have not been issued yet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three and three months ended November 30, 2023, and 2022, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Revenues from cryptocurrency mining, whether derived from hosting clients or from proprietary mining, are impacted significantly by volatility in Bitcoin prices, as well as increases in the Bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks. Below are changes in key metrics effecting the profitability of mining Bitcoin during the quarter ended November 30, 2023:

	As of November 30, 2023	As of August 31, 2023	Percent Change

Network hash rate	484.590 EH/s	368.924 EH/s	31.35%
Difficulty index	67.957 trillion	55.61 trillion	22.20%
Bitcoin market price	$37,712,75	$25,931.47	45.43%

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

In October 2022, we completed the installation of initial hosting containers under our agreement with TSTT. However, prior to commencing operations, TSTT advised us that the utility refused to honor its existing agreement with TSTT with respect to electricity supplied to our pilot hosting site, and instead indicated that the rate would be approximately $0.09 per kwh, which TSTT disputed. At this time, the dispute has been resolved, the site became operational in October 2023, and our rate for electricity will be TSTT’s existing rate of 3.5 cents per kwh. As of January 5, 2024, we had 135 miners located at our initial TSTT facility. While our TSTT site was delayed pending electrification, we entered into a hosting agreement with a third party in Trinidad to host up to 192 miners in one immersion container until August 31, 2024, and are leasing space with a third party on an at will basis to co-host 60 miners. We ultimately intend to move all of our currently owned and customer owned miners to our new TSTT hosting facilities.

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

In April 2023, the joint venture entered into a new one year agreement with the electricity provider, under which the site will receive electricity at $0.03991 per kwh for at least 95% of the annualized hourly intervals during the period. The initial agreement had a term of four years and seven months, and supplied electricity at $0.06896 per kwh, which the joint venture expected to reduce by reselling electricity during peak periods. The new agreement provides the joint venture with more predictable pricing, although a new agreement will need to be negotiated after the one year term. At the same time, we finalized a hosting agreement with the joint venture, under which we will locate one immersion container at the site for $500 per month, plus payment of our pro rata share of electricity, internet and insurance for the site. Under the hosting agreement, we also agreed to contribute $100,000 toward the electricity deposit for the site, which is refundable to us at the earlier of the date the electricity provider releases the deposit or 90 days after the expiration or termination of the hosting agreement. The hosting agreement has a term of one year, subject to our right to renew the agreement for two one year terms after receipt of notice of the renewal terms of the joint venture’s electricity supply agreement for the upcoming year. The site became fully electrified in June 2023. As of January 5, 2024, we had deployed 96 Antminer S-19 pro miners to our hosting container at the site. The joint venture has filled its five immersion containers with ASIC miners provided by hosting clients.

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

Miner Summary

Set forth below is a summary of the Company’s ASIC miner inventory as of November 30, 2023:

Site	Present	Installed	In Transit	Needing Repair
Trinidad	316	283	–	–
Pecos, Texas	96	96	–	–
Murray, Kentucky	1,050	1,050	–	–
Other	–	–	144	85
Total	1,462	1,429	144	85

Results of Operations

Comparison of Results of Operations for the Three Months Ended November 30, 2023 and 2022.

Revenues

During the three months ended November 30, 2023, the Company generated $511,308 in revenue, compared to $101,716 of revenue in the three months ended November 30, 2022.

During the three months ended November 30, 2023, the Company generated $329,723 in Bitcoin revenue from self-mining digital assets, compared to $28,916 of revenue from self-mining in the three months ended November 30, 2022. At November 30, 2023, the Company owned 1,716 miners, of which only 1,429 were deployed for self-mining. The number of undeployed miners was higher than normal at the end of the period as a result of miners that were being transitioned to new hosting locations, miners that were being transitioned from air-cooled to immersion cooled environment, and miners that were offline due to maintenance issues. Mining revenue should be higher in future periods as many of the undeployed miners are deployed into new hosting environments. Mining revenues in the three months ended November 30, 2023 were positively impacted due to resolution of operating issues at the Company’s first hosting facilities in Trinidad and Pecos, Texas, and the commencement of operations at a facility in Murray, Kentucky that is hosted by a third-party.

Despite the expective favorable resolution of our dispute in Trinidad, we are currently focusing our efforts on the development of hosting centers in the United States and Canada, both directly and in joint ventures with third parties.

During the three months ended November 30, 2023 and November 2022, the Company generated $169,721 in revenue from equipment sales, compared to $72,800 in revenue in the three months ended November 30, 2022. The revenue from equipment sales in the three months ended November 30, 2023 were derived from the following transactions:

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

Under the guidelines of ASC 606, the Company reports revenue from both equipment sales described above under the installment sale method, under which the Company reports its gross profit on the sales as payments are received from the purchaser. As of February 1, 2023, the Company reached an agreement with the obligor under the $910,000 note to convert the note into an interest only note commencing as of February 1, 2023, with a balloon payment being due at maturity on August 31, 2024, and an agreement that the principal balance on the note was $731,472. One effect of the agreement with the obligor is to materially reduce any deferred revenue associated with the sale, as the note is scheduled to receive interest only payments until August 31, 2024. As a result, the Company expects revenue from these two equipment sales to be lower in future periods. During the three months ended November 30l 2023, the Company recorded $20,071 in equipment sales as a result of the receipt of three payments of $31,204 each on the October 2022 note. No revenue was recorded on the August 2022 note since all payments were of interest only.

During the three months ended November 30, 2023, the Company sold 100 new ASIC miners to a third party for $149,250. Under the guidelines of ASC 606, the Company reported revenue from the June 2023 equipment sales under the completed sale method.

In future periods, the Company expects to generate additional revenues from the resale of certain hosting equipment, primarily containers and transformers, and of miners in “buy/host” transactions, in which the Company sells miners already installed in its hosting facilities to buyers that simultaneously execute a hosting agreement for the purchased miners, and in some cases additional miners.

The Company generated $11,864 revenues from hosting in the three months ended November 30, 2023, as compared to $-0- in hosting revenues in the three months ended November 30, 2022. In October 2022, the Company reached an agreement to terminate its only hosting client at the time and repurchased the miners which it had previously sold to the hosting client, which resulted in the Company not having any hosting revenues in the three months ended November 2022. In June 2023, the Company signed two new hosting clients. In the current market environment, the price of ASIC miners has fallen to the point that we believe self-mining is more profitable than hosting third party miners, however we will pursue hosting opportunities on a selective basis. While the Company still sees good opportunities to acquire mining equipment at attractive prices, the price of mining equipment has recently increased with the recent increase in the price of Bitcoin.

The primary factors that will impact our revenues in subsequent periods are described in the “—Overview” above.

Cost of Sales

Cost of sales were $918,534 in the three months ended November 30, 2023, compared to $220,191 in the three months ended November 30, 2022.

Cost of sales related to mining was $222,942 in the three months ended November 30, 2023, compared to $43,080 in the three months ended November 30, 2022. Cost of sales normally includes electricity, utilities, facilities costs, and supplies. Major components of cost of sales include rent to house mining and hosting equipment in temporary facilities, electricity, and supplies. The Company believes that cost of sales related to mining as a percentage of revenues were greater in the three months ended November 30, 2023 than what it expects to incur in future periods. Cost of sales in the most recent period were inflated by costs associated with maintaining temporary hosting facilities, and initial commencement of operations at both our Trinidad and Pecos, Texas facilities.

The table below describes the average cost of mining each bitcoin for the years ended November 30, 2023 and 2022, and the total energy usage and cost per each kilowatt hour ("KWH") utilized within both our facilities.

	For the Three Months Ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	November 30, 2023	November 30, 2022

Cost of Mining
Cost of energy per bitcoin mined	$15,439.21	$16,156.47
Other direct costs of mining - non energy utilities per bitcoin mined	$4,933.07	$11,194.54
Cost to mine one bitcoin	$20,372.28	$27,351.01
Average revenue of each bitcoin mined	$34,045.41	$23,197.75
Cost of mining one bitcoin as % of average bitcoin mining revenue	59.84%	117.90%

Statistics
Total bitcoin mined	9.6847919	1.2465
Bitcoin mining revenue	$329,722.71	$28,916.00
Total miners - as of the periods ended	1,716	362
Total KWHs utilized	3603459.479	262641.4041
Total energy expense	$149,525.54	$20,139.04
Cost per KWH	$0.0415	$0.0767
Energy expense as % of bitcoin mining revenue, net	45.35%	69.65%
Other direct costs of mining - non energy utilities	$47,775.78	$13,954.00

Energy prices can be highly volatile and global events (including the war in Ukraine and the resulting natural gas shortage) have caused fuel prices, and to a lesser extent power prices, to fluctuate widely over the past year. All of our sites are currently subject to variable prices and market rate fluctuations with respect to wholesale power costs over the long-term. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with an eye towards increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms and polar vortices, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates. The average power prices we paid in our facilities for the three months ended November 30, 2023 and 2022 was $0.0415 and $0.0767 per kilowatt hour, respectively.

Cost of sales related to hosting was $3,393 in the three months ended November 30, 2023, compared to $-0- in the three months ended November 30, 2022. Cost of sales normally includes utilities, facilities costs, and supplies. Unlike cost of sales from mining, cost of sales from hosting does not include electricity costs, as such costs are passed on to the hosting client.

Cost of sales related to sales of mining equipment was $180,891 for the three months ended November 30, 2023, compared to $43,080 in the three months ended November 30, 2022. Cost of sales during the three months ended November 30, 2023 consisted of the purchase price of equipment sold, plus shipping and value added tax on the equipment for sales reported under the completed sales method. Cost of sales from equipment sales in the three months ended November 30, 2022 were materially lower as a result of the fact that most of the equipment sales in that period were reported under the installment sales method under the guidelines of ASC 606.

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

Operating Expenses

During the three months ended November 30, 2023, the Company incurred $715,961 in operating expenses, compared to $475,136 in operating expenses during the three months ended November 30, 2022. Major components of operating expenses for the 2023 period as compared to the 2022 period were:

	Three months ended	Three months ended	Percentage
	November 30, 2023	November 30, 2022	Change %

General and administrative expenses	$68,398	$18,479	270.1%
Depreciation	222,530	59,053	276.8%
Professional fees	75,860	161,738	(53.1%	)
Related party compensation	349,174	109,393	219.2%
Impairment of fixed assets	–	122,950	n/a
Impairment of cryptocurrency	–	3,523	n/a
Total operating expenses	$715,961	$475,136	50.7%

The higher level of operating expenses in the 2023 period as compared to the 2022 period is partly attributable to increased depreciation in 2023 as compared 2022 as a result of higher level of equipment in service, and increased related party compensation in 2023 as compared to 2022. Included in operating expenses in the three months ended November 30, 2023 was $279,497 in non-cash expenses due to the issuance of common stock for professional services and to related parties as compensation, as compared to $59,053 in the three months ended November 30, 2022. Additionally, we incurred $222,530 in depreciation expense in the three months ended November 30, 2023 due to the deployment of new mining equipment compared to $59,053 during the same three month period in 2022. The Company expects that operating expenses will trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs, such as increased depreciation expense due to the addition of new mining equipment and the completion of the buildout of the operating facilities.

Other Income (Expense)

During the three months ended November 30, 2023, the Company had ($317,990) in other (expense), net as compared to $21,230 of other income in the three months ended November 30, 2022. The significant increase in other (expense) was mainly attributable to a number of factors, including higher interest expense in the three months ended November 30, 2023 of ($99,420) as compared to ($4,808) in the three months ended November 30, 2022, which was due to higher outstanding loan balances during the 2023 period compared to the 2022 period. The Company also recorded a loss of ($37,537) from the extinguishment of debt, a loss of ($43,214) from the Company’s investment in ROC Digital and an expense of ($152,612) from a change in derivative liability in 2023 as compared to $-0- in 2022.

In addition, the Company recorded interest income of $14,793 in the three months ended November 30, 2023 compared to $9,099 in the three months ended November 30, 2022.

Net (Loss)

As a result of the foregoing, during the three months ended November 30, 2023, the Company incurred a net loss of $(929,870), or ($0.02) per share, as compared to a net loss of ($470,665) or $(0.01) per share during the three months ended November 30, 2022. The increase in the Company’s net loss in the three months ended November 30, 2023, compared to the three months ended November 30, 2022, is attributable to the factors discussed above.

Liquidity and Capital Resources

As of November 30, 2023, the Company had $470,529 in cash on hand.

During the three months ended November 30, 2023, the Company had a net loss of $(929,870).

Cash flows used in operating activities were $(45,290) for the three months ended November 30, 2023, compared to cash flows used of ($611,904) for the three months ended November 30, 2022. The substantial decrease in cash flows used in operating activities for the three months ended November 30, 2023 was primarily attributable to substantial increases in non-cash expenses, such as an increase in depreciation expense from $59,053 in 2022 to $222,530 in 2023, an increase in non-cash stock-based compensation from $75,429 in 2022 as compared to $279,497 in 2023, an increase in change in derivative liability from $-0- in 2022 to $152,612 in 2023, and a loss on investment of $-0- in 2022 as compared to $43,214 in 2023. Other factors that impacted cash flow from operations were an increase in accounts payable of $127,610 in 2023 and an increase in prepaid expenses of $125,452 in 2023, as well as minor changes in other balance sheet accounts.

Cash flows used in investing activities were $(79,728) for the three months ended November 30, 2023, compared to cash flows used in investing activities of $-0- for the three months ended November 30, 2022. Cash flows used in investing activities consisted entirely of purchases of equipment for $(79,728) in 2023 as compared to $-0- in 2022.

Cash flows provided by financing activities were $325,000 for the three months ended November 30, 2023, compared to cash flows provided by financing activities of $400,000 for the three months ended November 30, 2022. The cash flows provided by financing activities in both periods included draws of $325,000 in 2023 and $400,000 in 2022 under a line of credit with Innovative Digital Investors Emerging Technology, L.P. (“IDI”), a limited partnership controlled by Jonathan Bates, our Chairman, and Raymond Mow, our chief financial officer.

On October 19, 2022, the Company entered into a new Line of Credit Agreement with IDI (the “2022 LOC Agreement”), under which the Company has the right to borrow up to $1,000,000 to finance the purchase of equipment necessary for the operation of the Company’s business, and related working capital. Loans under the 2022 LOC Agreement accrue interest at twelve percent (12%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. Effective May 13, 2023, the Company and IDI amended the 2022 LOC Agreement. As amended, the 2022 LOC Agreement allows the Company to up to $1,750,000 thereunder until December 1, 2023. Each draw request is subject to the approval of IDI in its sole discretion. As amended, all principal and interest due under the 2022 LOC Agreement are due and payable on December 1, 2024. As of June 30, 2023, the amount borrowed under the 2022 LOC Agreement was $1,625,000.

The Company believes that cash on hand, amounts that it may borrow under the 2022 LOC Agreement, and expected receipts from the sale of equipment, and revenue from self-mining and hosting will provide it with sufficient liquidity to fund its operations for the next 12 months. The Company expects revenue from self-mining to increase throughout the year as it deploys more miners in its Trinidad and Pecos-Texas locations, and as it completes repayment of the purchase price of its Murray, Kentucky miners in March 2024, after which we are entitled to receive all of the cash flow from those miners. However, those improvements from self-mining will be negatively impacted in the short-term from a halving event that is scheduled to take place in April 2024. The halving will reduce the block rewards from mining by exactly 50%. However, the halving will not reduce revenues from self-mining by exactly 50% since part of the rewards consist of transaction fees which are not impacted by the halving. In recent periods, transaction fees have made up an ever-increasing share of mining revenue due to the impact of “ordinals,” which are increased transaction fees that occur result as parties have discovered ways to imbed data regarding other assets, such as art, in the bitcoin blockchain. In past halving events, the price of bitcoin typically increased in the six months after the halving event, in part as a result of the retirement of miners that were rendered uneconomic as a result of the reduced rewards. Furthermore, there has been a sufficient increase in the price of bitcoin this fiscal year, which will lessen the impact of the halving event. Nevertheless, the upcoming halving event has increased the difficulty of predicting cash flows from mining activities for all industry participants, including the Company.

The Company also expects to receive approximately $4,572 in interest payments monthly from the sale of two immersion containers in August 2022, and a balloon payment of approximately $730,000 in principal in August 2024, and approximately $31,000 per month from the sale of four immersion containers to a joint venture in which the Company is both a lender to and equity investor. As of January 5, 2024 the Company owned 1,961 miners, most of which the Company intends to use for self-mining. Other sources of revenue that the Company expects to receive include equity distributions from the ROC Digital. The Company does not budget to include any proceeds from the exercise of its outstanding warrants because it is not able to predict when or if the market price of its common stock will exceed the exercise price of its warrants. Nevertheless, the Company still may not achieve profitable operations within the next 12 months. In that event, the Company may need to raise additional capital or liquidate part of its operations to sustain its business. At this time, the Company does not have any commitments for additional capital after the next 12 months, and there is no assurance that it be able to locate additional capital on terms that are not unduly dilutive to existing shareholders.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 1 to our condensed financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our condensed financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our Principal Executive Officer and Principal Financial Officer, with the assistance of management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2023. These controls are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the quarter ended November 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. However, please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, Item I A. of our Annual Report on Form 10-K for the year ended August 31, 2023, which could materially affect our business, financial condition or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Furthermore, we add the following risk factor to the risk factors set forth in prior reports filed with the SEC:

The upcoming “halving” of rewards available on the Bitcoin network could have a negative impact on our ability to generate revenue as from self-mining and on our hosting customers’ ability to mine profitably, which could have a material adverse effect on our business, financial condition and results of operations.

Under the current protocols governing the Bitcoin network, the reward for validating a new block on that network is cut in half from time to time, which has been referred to in our industry as the “halving.” When the Bitcoin network was first launched, the reward for validating a new block was 50 Bitcoin. In 2012, the reward for validating a new block was reduced to 25 Bitcoin. In July 2016, the reward for validating a new block was reduced to 12.5 Bitcoin, and in May 2020, the reward was further reduced to 6.25 Bitcoin. The next halving for the Bitcoin blockchain is currently anticipated to occur in April 2024 at block height 840,000. We, and our current and potential hosting customers, currently rely on these rewards to generate a significant portion of our total revenue from mining. If the award of digital assets for solving blocks and transaction fees are not sufficiently high, neither we nor our customers may have an adequate incentive to continue transaction processing and may cease transaction processing operations altogether, which as a result may significantly reduce demand for our hosting services. As a result, the halving of available rewards on the Bitcoin network, or any reduction of rewards on other networks, would have a negative impact on our revenues and may have a material adverse effect on our business, financial condition and results of operations.

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

The halving will reduce the block rewards from mining by exactly 50%. However, the halving will not reduce revenues from mining by exactly 50% since part of the rewards consist of transaction fees which are not impacted by the halving. In recent periods, transaction fees have made up an ever-increasing share of mining revenue due to the impact of “ordinals,” which are increased transaction fees that are paid as parties have discovered ways to imbed data regarding other assets, such as art, in the bitcoin blockchain.

One consequence of a halving event is that the rewards from mining may fall below the marginal cost of mining, with the result that we would have to subsidize mining losses until the price of bitcoin rises high enough for us to cover our marginal mining costs. In some locations (Trinidad and Pecos, Texas), we will be able to minimize our losses by furloughing our miners until the price of bitcoin recovers. In our Murray, Kentucky location we are not allowed to curtail our production, and could be subject to substantial penalties or the loss of the miners if we curtail production. However, our Murray, Kentucky location has the lowest electricity costs, such that we do not expect our mining rewards will fall below our marginal mining costs in that location.

The halving event may also adversely impact our operations negatively if the reduction in rewards causes our hosting clients to suffer losses form mining, as the losses may jeopardize their ability to pay their share of electricity costs or our mining fees.

The elimination of ordinals could have a material adverse effect on our results of operations and financial condition.

Since early January 2023, transaction fees have made up an ever-increasing share of mining revenue due to the impact of “ordinals,” which are increased transaction fees that are paid as parties have discovered ways to imbed data regarding other assets, such as art, in the bitcoin blockchain. There is some concern among the parties who manage the bitcoin blockchain as to whether ordinals should be permitted, since their inclusion tends to slow down validation of transactions on the blockchain. If the bitcoin blockchain managers decide to eliminate ordinals, we could lose an important source of revenue from our mining operations, which could have a material adverse effect on our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the three months ended November 30, 2023, the Company issued securities in the following private transactions:

•	83,056 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $36,545, or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

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

BITMINE IMMERSION TECHNOLOGIES, INC.

Dated: January 12, 2024	By:	/s/ Jonathan Bates
Jonathan Bates, Chief Executive Officer (Principal Executive Officer)

Dated: January 12, 2024	By:	/s/ Raymond Mow
Raymond Mow Chief Financial Officer (Principal Financial and Accounting Officer)

