Form 10-Q
period 2024-02-29
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2024-04-15
CIK 1829311

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

The number of shares outstanding of the registrant’s common stock as of April 15, 2024 was 49,821,698 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

PART I – FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions, or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by any forward-looking statements. These risks, uncertainties, and other factors include but are not limited to:

•	the risks of limited management, labor, and financial resources;

•	our ability to establish and maintain adequate internal controls;

•	our ability to develop and maintain a market in our securities;

•	our ability to obtain financing, if and when needed, on acceptable terms;

•	our projected financial position and estimated cash burn rate;

•	the success of our digital currency mining and hosting activities;

•	the volatile and unpredictable cycles in the emerging and evolving industries in which we operate, increasing difficulty rates for bitcoin mining;

•	the continued trading of digital currencies, and in particular Bitcoin, at prices that make it profitable to mine new digital currencies;

•	the availability of cost-efficient energy supplies available to mine digital currencies;

•	bitcoin halving;

•	new or additional governmental regulation;

•	the anticipated delivery dates of new hosting containers and miners;

•	the ability to successfully develop and deploy new hosting facilities;

•	the expectations of future revenue growth may not be realized;

•	ongoing demand for the Company’s services;

•	the impact of global pandemics (including COVID-19) on logistics and shipping and the demand for our products and services; and

•	other risks described in the Company’s prior press releases and in its filings with the Securities and Exchange Commission (SEC), including under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K and any subsequent filings with the SEC.

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

3

Item 1. Financial Statements.

Bitmine Immersion Technologies, Inc.

Condensed Balance Sheets

	February 29,	August 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$342,296	$270,547
Prepaid expenses	198,084	105,000
Cryptocurrency	11,733	129,469
Notes receivable - short term	731,472	–
Notes receivable related party-short term	374,444	374,444
Total current assets	1,658,028	879,460
Notes receivable - long term	–	731,472
Notes receivable - related party long term	468,056	655,277
Investment in joint venture	867,247	987,429
Fixed assets, net	2,145,364	495,702
Fixed assets - not in service	2,711,142	4,453,466
Total assets	$7,849,837	$8,202,805

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$403,739	$74,904
Accrued interest - related party	200,730	97,460
Loans payable - related party	1,625,000	1,300,000
Bitcoin loan	93,779	–
Derivative liability	114,835	–
Deferred revenue - short-term	86,193	86,193
Total current liabilities	2,524,276	1,558,558
Deferred revenue long-term	343,787	386,884
Total liabilities	2,868,063	1,945,441

Commitments and contingencies	–	–

Stockholders' Equity:
Series A Preferred Stock, $0.0001 par value, 500,000 shares authorized, 453,966 and 453,966 shares issued and outstanding as of February 29, 2024 and August 31, 2023, respectively	45	45
Common stock, $0.0001 par value, 500,000,000 shares authorized; 49,821,698 and 49,665,649 shares issued and outstanding as of February 29, 2024 and August 31, 2023 respectively	4,982	4,967
Additional paid-in capital	11,738,635	11,183,720
Accumulated deficit	(6,761,889)	(4,931,367)
Total stockholders' equity	4,981,774	6,257,365
Total liabilities and equity	$7,849,837	$8,202,805

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bitmine Immersion Technologies, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Revenue from the sale of mining equipment	$20,471	$51,564	$190,192	$124,364
Revenue from hosting	10,116	–	21,980	–
Revenue from self-mining	861,026	104,526	1,190,749	133,443
Total revenue	891,613	156,090	1,402,921	257,807
Cost of sales mining equipment	–	1,500	180,891	44,580
Cost of sales self-mining	556,849	93,957	779,791	169,352
Cost of sales hosting	11,142	–	14,534	–
Gross profit (loss)	323,622	60,633	427,704	43,874

Operating expenses:
General and administrative expenses	229,047	42,633	297,445	61,113
Depreciation	235,370	88,213	457,901	147,265
Professional fees	227,530	101,065	303,390	262,803
Related party compensation	357,006	130,430	704,149	239,823
Impairment of fixed assets	–	–	–	122,950
Realized gain from the sale of bitcoin	(76,591)	(12,761)	(76,591)	(12,761)
Impairment of cryptocurrency	–	–	–	3,523
Total operating expenses	972,363	349,580	1,686,294	824,716
Income(loss) from operations	(648,741)	(288,947)	(1,258,590)	(780,842)
Other income (expense)
Interest expense	(54,279)	(22,211)	(153,699)	(27,019)
Loss on the extinguishment of debt	(183,670)	–	(221,208)	–
Loss on investment	(68,559)	–	(111,773)	–
Change in derivative liability	37,777	–	(114,835)	–
Other income	–	–	–	16,939
Interest income	14,791	3,751	29,584	12,850
Other income (expense), net	(253,941)	(18,460)	(571,931)	2,770
Net loss	$(902,682)	$(307,407)	$(1,830,522)	$(778,071)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Weighted-average number of common shares outstanding:
Basic and diluted	49,821,698	48,778,343	49,785,202	48,734,387

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bitmine Immersion Technologies, Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2022	453,966	$45	48,606,915	$4,861	$9,865,865	$(2,466,566)	$7,404,205

Common stock issued for services -related party	–	–	71,429	7	31,422	–	31,429

Common shares issued for services	–	–	100,000	10	43,990	–	44,000

Net loss	–	–	–	–	–	(470,665)	(470,665)

Balance, November 30, 2022	453,966	$45	48,778,344	$4,878	$9,941,277	$(2,937,231)	$7,008,969

Common stock issued for services -related party	–	–	70,423	7	49,778	–	49,785

Net loss	–	–	–	–	–	(307,407)	(307,407)

Balance, February 28, 2023	453,966	$45	48,848,767	$4,885	$9,991,055	$(3,244,638)	$6,751,348

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2023	453,966	$45	49,665,649	$4,967	$11,183,720	$(4,931,367)	$6,257,365

Stock based compensation -related parties	–	–	83,056	8	277,458	–	277,466

Net loss	–	–	–	–	–	(927,840)	(927,840)

Balance, November 30, 2023	453,966	$45	49,748,705	$4,975	$11,461,178	$(5,859,207)	$5,606,991

Stock based compensation -related parties	–	–	72,993	7	277,458	–	277,465

Net loss	–	–	–	–	–	(902,682)	(902,682)

Balance, February 29, 2024	453,966	$45	49,821,698	$4,982	$11,738,635	$(6,761,889)	$4,981,774

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bitmine Immersion Technologies, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six months	Six months
	ended	ended
	February 29,	February 28,
	2024	2023
Cash flows from operating activities
Net loss	$(1,830,522)	$(778,071)
Stock based compensation	554,931	125,214
Depreciation	457,901	147,265
Loss on the sale of equipment	31,641	–
Change in derivative liability	114,835	–
Loss on investment	111,773	–
Change in balance sheet accounts
Impairment of fixed assets	–	122,950
Cryptocurrencies	(128,010)	(14,627)
Notes receivable	187,221	(71,714)
Prepaid expenses	(93,084)	–
Accounts payable and accrued expenses	328,835	(41,134)
Deferred revenue	(43,096)	30,938
Accrued interest - related party	103,270	27,019
Net cash (used in) operating activities	(204,304)	(452,160)

Cash flows from investing activities
Return of capital on joint venture	8,408	–
Purchase of fixed assets	(57,355)	(469,843)
Net cash (used in) investing activities	(48,946)	(469,843)

Cash flows from financing activities:
Related party loans - net	325,000	800,000
Net cash provided by financing activities	325,000	800,000

Net increase (decrease) in cash and cash equivalents	71,749	(122,003)
Cash and cash equivalents at beginning of period	270,547	392,550
Cash and cash equivalents at end of period	$342,296	$270,547

Supplemental disclosure of non-cash financing activity
Proceeds received from Bitcoin loan	$577,934	$–
Repayment of bitcoin loan in bitcoin	$484,156	$–
Purchase of equipment with bitcoin	$339,525	$–
Sale of fixed assets for note receivable	$–	$613,514
Property contributed to joint venture	$–	$987,249

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

Operating results for the six months ended February 29, 2024, are not necessarily indicative of the results that may be expected for the year ending August 31, 2024.

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

Step 1: The Company enters into a contract with a bitcoin mining pool operator (i.e., the customer) to provide hash calculation services to the mining pools. The Company only utilizes pool operators that determine awards under the Full Pay-Per-Share method. The contracts are terminable at any time by either party without penalty and the Company’s enforceable right to compensation only begins when the Company starts providing hash calculation services to the mining pool operator (which occurs daily at midnight Universal Time Coordinated (UTC)). Mining revenue generally consists of two parts, (1) the block reward (current bitcoin block reward is 6.25 bitcoin) paid by the network to the miner and (2) the transaction fees paid by the users to the miner. When a mining pool successfully finds a block, it is awarded all of the transaction fees in that block and the reward from the network. In exchange for providing hash calculation services to the pool, the Company is entitled to an award of bitcoin equal to the expected reward per block over the measurement period of midnight-to-midnight UTC time. The Company is also entitled to an aware of transaction fees per block based on the average of the transaction fees over the latest 144 blocks, each of which is about 10 minutes, and the total of 144 blocks equals one day. At the end of each day that runs from midnight-to-midnight UTC time, the pool operator calculates the pool participant’s expected block reward and transaction fees for the day based on the hash calculation services provided by the pool participant that day, less net digital asset fees due to the mining pool operator over the measurement period. Applying the criteria per ASC 606-10-25-1, the contract arises at the point that the Company provides hash calculation services to the mining pool operator, which is the beginning of each contract day at midnight UTC (contract inception), because customer consumption is in tandem with daily delivery of the hash calculation services. Providing hash calculation services to mining pools is an output of our ordinary activities, and an enforceable right to compensation begins when, and continues as long as, such services are provided.

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

Based on these criteria, the Company has a single performance obligation in providing hash calculation services (i.e., hashrate) to the mining pool operator (i.e., customer). The performance obligation of hash calculation services is fulfilled daily over-time, as opposed to a point in time, because the Company provides the hashrate throughout the day and the customer simultaneously obtains control of it and uses the asset to produce bitcoin. The Company has full control of the mining equipment utilized in the mining pool and if the Company determines it will increase or decrease the processing power of its machines and/or fleet (i.e., for repairs or when power costs are excessive) the hash calculation services provided to the customer will be reduced.

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

The transaction consideration the Company earns is all variable since it is dependent on the daily hash calculation services provided by the Company, as well as other factors outside the control of the Company, such as the difficulty index of the bitcoin network. The Company’s bitcoins earned through the contractual payout formula is not known until the Company’s computational hashrate contributed over the daily measurement period is fulfilled over-time daily between midnight-to-midnight UTC time. The Company’s expected amount of the global network transaction fee rewards earned are calculated at the end of each transactional day (midnight to midnight UTC time). There are no other forms of variable considerations, such as discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items.

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

Step 4: The transaction price is allocated to the single performance obligation upon verification for the provision of hash calculation services to the mining pool operator. There is a single performance obligation (i.e., hash calculation services or hashrate) for the contract; therefore, all consideration from the mining pool operator is allocated to this single performance obligation.

Step 5: The Company’s performance is complete in transferring the hash calculation services over-time (midnight to midnight UTC) to the customer and the customer obtains control of that asset.

In exchange for providing hash calculation services, the Company is entitled to the expected bitcoin awards earned over the measurement period, plus the expected global transaction fee rewards for the respective measurement period, less net digital asset fees due to the mining pool operator over the measurement period. The transaction consideration the Company receives is non-cash consideration, in the form of bitcoin. The Company measures the bitcoin at the closing U.S. dollar spot rate at the end of the date earned (midnight UTC). However, this accounting convention does not result in materially different revenue recognition from using the fair value of the bitcoin earned at contract inception and has been consistently applied in all periods presented.

There are no deferred revenues or other liability obligations recorded by the Company since there are no payments in advance of the performance. At the end of the 24 hour “midnight-to-midnight” period, there are no remaining performance obligations.

During the six months ending February 29, 2024, the Company utilized one mining pool for its self-mining operations, which charges 0.3% of the bitcoin payable to the Company as a pool management fee.

During the three and six months ending February 29, 2024, the Company generated $861,026 and $1,190,749 respectively, in revenues from mining cryptocurrency.

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

During the three and six months ending February 29, 2024, the Company generated $10,116 and $21,980, respectively, in revenues from hosting services.

Revenues from the sale of mining equipment

The Company records revenue from the resale of mining equipment it has purchased. Revenue for the sale of mining equipment is recognized under the guidelines of ASC 606. During the three and six months ending February 29, 2024, the Company generated $20,471 and $190,192, respectively, in revenues from the sale of mining equipment.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On February 29, 2024, and August 31, 2023, respectively, the Company’s cash equivalents totaled $ 342,296 and $270,547, respectively.

Cryptocurrency

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment quarterly, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses, if the price of cryptocurrency increases, is not permitted. During the three and six months ending February 29, 2024, the Company realized gains of $76,591 and $76,591 respectively, from sale of cryptocurrency. The Company classifies cryptocurrencies as current assets because it reasonably expects to sell or exchange all cryptocurrencies within one quarter.

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

The Company holds its cryptocurrencies in an account at Bitgo Trust (“Bitgo”), a well-known Bitcoin custodian, which it also uses to liquidate its Bitcoin when necessary. The Company also has an account with Gemini Trust Company, LLC, which is a qualified custodian regulated by the New York Department of Financial Services as a backup facility, and may hold Bitcoin from time to time in a cold storage wallet. The Company uses Bitgo’s multi-signature feature for account access.

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

No depreciation is recorded on an asset until it is placed in service. Due to the nature of the equipment, it can only be placed in service when the hosting site is properly configured to turn on the machines. As of February 29, 2024, and August 31, 2023, the Company had $2,711,142 and $4,453,466, respectively, of fixed assets not in service.

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

NOTE 2 – CRYPTOCURRENCIES

The following table presents additional dollar and unit information (each bitcoin represents one unit) about the Company’s bitcoin activity for the six months ended February 29, 2024:

Beginning balance – August 31, 2023	$129,469	5.0
Revenue received from mining and hosting	1,212,729	29.9
Loan proceeds received in cryptocurrency	527,506	19.0
Purchase of equipment with cryptocurrency	(339,525)	(12.2)
Payments of loan with cryptocurrency	(705,363)	(17.4)
Cash proceeds from the sale of cryptocurrency, net of fees	(783,257)	(20.6)
Cryptocurrency used to pay expenses and to purchase equipment	(106,417)	(3.5)
Realized gain from the sale of bitcoin	76,591	–
Ending balance – February 29, 2024	$11,733	0.2

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues:

	Six Months Ended February 29,
	2024	2023
Revenues from the sale of mining equipment - net	$190,192	$124,364
Revenue from hosting, net	21,980	–
Revenue from self-mining	1,190,749	133,443
Total revenue	$1,402,921	$257,807

NOTE 4 – PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at February 29, 2024 and August 31, 2023:

	February 29, 2024			August 31, 2023
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$3,073,969	$(928,605)	$2,145,364	$966,407	$(470,705)	$495,702
Equipment not in service	2,711,142	–	2,711,142	4,453,466	–	4,453,466
Total fixed assets	$5,785,111	$(928,605)	$4,856,506	$5,419,873	$(470,705)	$4,949,168

Equipment not in service as of February 29, 2024 was comprised of the following:

Transformers	$1,625,000
Immersion containers and fluid	1,086,142
Total	$2,711,142

For the six months ended February 29, 2024 and 2023, the Company recorded $457,901 and $147,265, respectively, in depreciation expense.

Of equipment not in service at August 31, 2023, during the six months ended February 29, 2024, the Company:

•	placed $1,436,433 of equipment in service at its Trinidad location;
•	placed $125,000 of equipment in service at its Pecos, Texas location; and
•	sold 100 S19 Pro+/117/220 to Luxor for $149,250, which had a cost basis of $180,891, for a loss of $31,641 on the sale.

On October 4, 2023, the Company purchased 1,050 used ASIC miners from Luxor Technology Corporation (“Luxor”) for $488,775, and simultaneously entered into a Co-Location Services Agreement to host the miners at a hosting facility owned by Soluna SW, LLC (“Soluna”) in Murray, Kentucky. The purchase price was paid by crediting amounts due the Company from Luxor from the sale of certain miners to Luxor (see below) and a loan of bitcoin to the Company (see Note 7 herein).

As of February 29, 2024 the equipment not in service was solely comprised of 4 immersion containers, immersion fluid and 14 transformers.

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

As of February 29, 2024 the joint venture arrangement was classified as a long term asset on the Company’s balance sheet with a value of $867,247. The equipment at the joint venture location in Pecos, Texas was in the set-up and testing phase and the initial revenues generated by the joint venture occurred in the six months ended February 29, 2024. The reduction in the value of the investment of $111,773 during the six months ended February 29, 2024 represents the Company’s approximate 30% portion of the ROC Digital’s operating losses during the period. This loss was recorded as “loss on investment” on the Company’s Condensed Statements of Operations for the six months ended February 29, 2024. During the six months ended February 29, 2024, the Company received an in-kind distribution of 0.1992 bitcoin, with a fair value of $8,408 representing a return of capital from the joint venture.

Notes Receivable

Notes receivable consist of notes received as partial consideration for the sale of mining equipment, and are collateralized by the mining equipment that was the subject of the sale. As of February 29, 2024 and August 31, 2023, notes receivable consist of the following:

	As of February 29, 2024	As of August 31, 2023

Note receivable with an amended principal amount of $731,472, bearing interest at 5.0% per annum payable monthly. Principal due in one payment on August 31, 2024.	$731,472	$731,472

Note receivable in original principal amount of $1,200,000, bearing interest at 5.0% per annum, payable in 41 equal monthly payments of $31,204 commencing December 30, 2022.	842,500	1,029,721

Total	1,573,972	1,761,193

Less: Non-current portion	(468,056)	(1,386,749)

Notes receivable – short-term	$1,105,916	$374,444

As of February 29, 2024 and August 31, 2023 the balance of notes receivable was $1,573,972 and $1,761,193, respectively. During the six months ended February 29, 2024, the Company recorded $29,584 in interest income on these notes.

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

Effective May 13, 2023, the Company and IDI amended the 2022 LOC Agreement to increase the amount that the Company may borrow thereunder to $1,750,000, extended the date by which the Company could borrow funds thereunder to December 1, 2023, and extended the maturity date to December 1, 2024. Simultaneous with the extension, the Company borrowed an additional $500,000, primarily to fund the purchase of ASIC miners. As of February 29, 2024, the amount of principal and interest due to related party was $1,625,000 and $200,730 respectively, as compared to $1,300,000 and $97,460 at August 31, 2023.

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

The remaining purchase price of $339,525 was financed via a forward sale of future Bitcoin production with Luxor via a hashrate derivatives contract (“Luxor Bitcoin Financing”, or “LBF”). Under the terms of the LBF, on October 4, 2023 the Company received 18.97542 Bitcoin valued at $27,799.39, each or a total of $527,505.19 in Bitcoin. In return the Company agreed to pay back Luxor 20.78946 Bitcoin in daily increments from bitcoin production generated by the 1,050 ASIC miners. The Bitcoin loan is due no later than April 1, 2024 and cannot be repaid in cash. The repayment must be in Bitcoin. As of February 29, 2024 the Company had repaid 17.4160392 Bitcoin and recorded a loss of $221,208 on the extinguishment of debt as well as $50,429 in financing costs. Under the terms of the LBF, as of February 29, 2024 the Company owed Luxor 3.3734208 Bitcoin. Since the price of Bitcoin is subject change and cannot be paid in cash this created a derivative liability for the Company. The Company performed a Black-Scholes calculation on the remaining 3.3734208 Bitcoin to be delivered using the following variables.

Price of Bitcoin on February 29, 2024	$61,179.58
Volatility	29.30
Term in days	180
Dividend rate	-0-
Treasury bill rate	4.87%

Derivative liability calculation using the variables above was $114,835.

On February 29, 2024 the Company had a Bitcoin loan balance due of $93,779 and a derivative liability of $114,835 on its balance sheet.

NOTE 8 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of Common Stock with a par value of $0.0001 per share, and 20,000,000 shares of preferred stock with a par value of $0.0001 per share. As of February 29, 2024, and August 31, 2023, there were 49,821,698 and 49,665,649 shares of common stock outstanding, respectively.

Series A Convertible Preferred Stock

As of February 29, 2024 and August 31, 2023, our board of directors had authorized the issuance of one series of preferred stock, the Series A Convertible Preferred Stock (the “Series A Preferred”), for 500,000 shares, of which 453,966 shares had been issued. The Series A Preferred has the following rights:

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

Issuance of Shares

During the six months ended February 29, 2024, the Company issued the following shares:

•	72,993 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $32,117, or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

•	83,056 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $36,545 or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

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

As of February 29, 2024, and August 31, 2023, the Company had the following warrants outstanding:

Class	Amount Outstanding	Exercise Price	Expiration Date
Class A Warrants	590,000	$2.00	August 5, 2024
Class B Warrants	590,000	$5.00	August 5, 2024
Class C-1 Warrants	4,147,600	$2.00	January 15, 2025
Class C-2 Warrants	4,147,600	$4.00	January 15, 2025
Class C-3 Warrants	25,600	$1.25	June 27, 2027
Total	9,500,800

NOTE 9 – COMMITMENTS AND CONTINGENCIES

As of February 29, 2024 and August 31, 2023, the Company had no contractual commitments.

NOTE 10 – SUBSEQUENT EVENTS

In March 2024, the Company repaid the Luxor Bitcoin Financing in full (see Note 7).

On March 6, 2024, the Company entered into a Machine Lease Agreement (the “Machine Lease”) with Luxor Technology Corporation (“LTC”). Under the Machine Lease, the Company leased 777 S-19 miners from LTC commencing March 8, 2024 and ending immediately prior to the next halving event for bitcoin, which is expected to occur in April 2024. The Company paid LTC 1.75 bitcoin upon entry into the Machine Lease and pays LTC 70% of all bitcoin mined during the lease term as rental payments. LTC is obligated to pay for all insurance on the units, repair and maintenance of the units, hosting fees, electricity costs, and any taxes assessed against the units.

In April 2024, the Company agreed to extend the maturity date of a note receivable in the principal amount $731,472 from August 31, 2024 to December 31, 2024. At the same time, the Company agreed to extend a hosting agreement with the note obligor to December 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three and six months ended February 29, 2024, and February 28, 2023, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Our digital asset mining operation is focused on the generation of digital assets by solving complex cryptographic algorithms to validate transactions on specific digital asset network blockchains, which is commonly referred to as “mining.” Mining requires the use of specialized computers equipped with application-specific integrated circuit (ASIC) chips (known as “miners”) to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) in exchange for digital asset rewards (to date, only bitcoin). Whether we are hosting our client’s computers or mining for our own account with our own computers, the miners participate in “mining pools” organized by “mining pool operators” in which we or our clients share mining power (known as “hash rate”) with the hash rate generated by other miners participating in the pool to earn digital asset rewards. The mining pool operator provides a service that coordinates the hash calculation services of the independent mining enterprises participating in the mining pool. Fees are paid to the mining pool operator to cover the costs of maintaining the pool. The pool uses software that coordinates the pool members’ mining power, identifies new block rewards, and records how much hash rate each participant contributes to the pool. Pools typically pay rewards in two different ways: as a percentage of the total reward received by the mining pool each day based on each pool participant’s proportionate share of hashing power provided that day (the “Actual Reward Method”); or based on the theoretical reward the pool participant should have received each day based on its hashing power contributed to the pool each day times the difficulty index (the “Expected Reward Method”). We only use mining pools that pay rewards under the Expected Reward Method. Even though we plan to effect our self-mining operations in data centers that we own, we reserve the right to operate miners in third-party data centers when we receive advantageous terms and/or do not have sufficient capacity in our own data centers.

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

Revenues from cryptocurrency mining, whether derived from hosting clients or from proprietary mining, are impacted significantly by volatility in Bitcoin prices, as well as increases in the Bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks. Below are changes in key metrics effecting the profitability of mining Bitcoin during the six months ended February 29, 2024:

	As of February 29, 2024	As of August 31, 2023	Percent Change

Network hash rate	547.42 EH/s	368.924 EH/s	48.4%
Difficulty index	79.4 trillion	55.61 trillion	42.8%
Bitcoin market price	61,198.38	$25,931.47	136%

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

In October 2022, we completed the installation of initial hosting containers under our agreement with TSTT. However, prior to commencing operations, TSTT advised us that the utility refused to honor its existing agreement with TSTT with respect to electricity supplied to our pilot hosting site, and instead indicated that the rate would be approximately $0.09 per kwh, which TSTT disputed. At this time, the dispute has been resolved, the site became operational in October 2023, and our rate for electricity will be TSTT’s existing rate of 3.5 cents per kwh or 75% of the declared reserve capacity, which is equal to the customer’s highest expected monthly kilovolt-ampere demand at $7.40. As of April 9, 2024, we had 135 miners located at our initial TSTT facility. While our TSTT site was delayed pending electrification, we entered into a hosting agreement with a third party in Trinidad to host up to 192 miners in one immersion container until August 31, 2024. We do not pay a hosting fee for this space, but we do reimburse the host for its actual electricity costs, which are a variable rate that averages approximately $0.05 per kwh each month. We are also leasing space with a third party on an at will basis to co-host 56 miners, for which we pay a flat rate of $0.06 per kwh for the electricity used by our miners. We ultimately intend to move all of our currently owned and customer owned miners to our new TSTT hosting facilities.

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

In April 2023, the joint venture entered into a new one year agreement with the electricity provider, under which the site will receive electricity at $0.03991 per kwh for at least 95% of the annualized hourly intervals during the period. The initial agreement had a term of four years and seven months, and supplied electricity at $0.06896 per kwh, which the joint venture expected to reduce by reselling electricity during peak periods. The new agreement provides the joint venture with more predictable pricing, although a new agreement will need to be negotiated after the one year term. At the same time, we finalized a hosting agreement with the joint venture, under which we will locate one immersion container at the site for $500 per month, plus payment of our pro rata share of electricity, internet and insurance for the site. Under the hosting agreement, we also agreed to contribute $100,000 toward the electricity deposit for the site, which is refundable to us at the earlier of the date the electricity provider releases the deposit or 90 days after the expiration or termination of the hosting agreement. The hosting agreement has a term of one year, subject to our right to renew the agreement for two one year terms after receipt of notice of the renewal terms of the joint venture’s electricity supply agreement for the upcoming year. The site became fully electrified in June 2023. As of April 9, 2024, we had deployed 145 Antminer S-19 pro miners to our hosting container at the site. The joint venture has filled its five immersion containers with ASIC miners provided by hosting clients, although the hosting clients agreements currently terminate in April 2024.

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

Miner Summary

Set forth below is a summary of the Company’s ASIC miner inventory as of February 29, 2024:

Site	Present	Installed	In Transit	Needing Repair	Immersion/Air-cooled
Trinidad	364	331	–	–	Immersion
Pecos, Texas	145	145	–	–	Immersion
Murray, Kentucky	1,050	1,050	–	–	Air Cooled
Other	–	–	–	85	n/a
Total	1,559	1,526	–	85

Results of Operations

Comparison of Results of Operations for the Three Months Ended February 29, 2024 and February 28, 2023.

Revenues

During the three months ended February 29, 2024, the Company generated $891,613 revenue, compared to $156,090 of revenue in the three months ended February 28, 2023.

During the three months ended February 29, 2024, the Company generated $861,026 in Bitcoin revenue from self-mining digital assets, compared to $104,526 of revenue from self-mining in the three months ended February 28, 2023. At February 29, 2024, the Company owned 1,644 miners, of which 1,526 were deployed for self-mining. The number of undeployed miners was mainly impacted by miners that were offline due to maintenance issues. Mining revenue should be lower in future periods as a halving expected to occur in April 2024 could significantly reduce the rewards from mining. However, the impact of the halving may be offset by a rise in the price of the bitcoin due to fewer miners online after halving event, as has historically occurred after a halving event. Mining revenues in the three months ended February 29, 2024 were positively impacted due to resolution of operating issues at the Company’s first hosting facilities in Trinidad and Pecos, Texas, and the commencement of operations at a facility in Murray, Kentucky that is hosted by a third-party.

Despite the expective favorable resolution of our dispute in Trinidad, we are currently focusing our efforts on the development of hosting centers in the United States and Canada, both directly and in joint ventures with third parties.

During the three months ended February 29, 2024 and February 28, 2023, the Company generated $20,471 in revenue from equipment sales, compared to $51,564 in revenue in the three months ended February 28, 2023. The revenue from equipment sales in the three months ended February 29, 2024 were derived from the following transactions:

•	In October 2022, the Company sold four hosting containers to a joint venture that is constructing a hosting facility in Texas for $1,200,000. The purchase price is payable pursuant to a promissory note bearing interest at 5% per annum, and is paid by 41 equal monthly payments of $31,204 commencing December 30, 2022.

•	In August 2022, the Company sold two hosting containers to a private party in Trinidad for $960,000. After a down payment of $50,000, the balance of the purchase price is payable pursuant to a promissory note bearing interest at 7.5% per annum, and is paid by 24 equal monthly payments of $40,950 commencing September 30, 2022. On February 1, 2023, the Company modified this agreement in conjunction with its entry into a new hosting agreement with the party, under which the Company agreed that the remaining principal balance of the note was $731,472, and that the note would be converted into an interest only note until August 31, 2024, at which time all principal and interest due is payable in full. In addition, the Company agreed to allow the note obligor to repay the note principal at a 10% discount if it was repaid prior to February 28, 2023.

Under the guidelines of ASC 606, the Company reports revenue from both equipment sales described above under the installment sale method, under which the Company reports its gross profit on the sales as payments are received from the purchaser. As of February 1, 2023, the Company reached an agreement with the obligor under the $910,000 note to convert the note into an interest only note commencing as of February 1, 2023, with a balloon payment being due at maturity on August 31, 2024, and an agreement that the principal balance on the note was $731,472. One effect of the agreement with the obligor is to materially reduce any deferred revenue associated with the sale, as the note is scheduled to receive interest only payments until August 31, 2024. As a result, the Company expects revenue from these two equipment sales to be lower in future periods. During the three months ended February 29, 2024, the Company recorded $20,471 in equipment sales as a result of the receipt of three payments of $31,204 each on the October 2022 note. No revenue was recorded on the August 2022 note since all payments were of interest only.

In future periods, the Company expects to generate additional revenues from the resale of certain hosting equipment, primarily containers and transformers, and of miners in “buy/host” transactions, in which the Company sells miners already installed in its hosting facilities to buyers that simultaneously execute a hosting agreement for the purchased miners, and in some cases additional miners.

The Company generated $10,116 in revenues from hosting in the three months ended February 29, 2024, as compared to $-0- in hosting revenues in the three months ended February 28, 2023. The Company did not have any hosting clients during the three months ended February 29, 2023. In June 2023, the Company signed two new hosting clients. In the current market environment, the price of ASIC miners has fallen to the point that we believe self-mining is more profitable than hosting third party miners, however we will pursue hosting opportunities on a selective basis. While the Company still sees good opportunities to acquire mining equipment at attractive prices, the price of mining equipment has recently increased with the recent increase in the price of Bitcoin.

The primary factors that will impact our revenues in subsequent periods are described in the “—Overview” above.

Cost of Sales

Cost of sales were $567,991 in the three months ended February 29, 2024, compared to $95,457 in the three months ended February 28, 2023.

Cost of sales related to mining was $556,849 in the three months ended February 29, 2024, compared to $93,957 in the three months ended February 28, 2023. Cost of sales normally includes electricity, utilities, facilities costs, and supplies where we perform mining from our own facilities, but not depreciation of equipment, which is stated separately. Major components of cost of sales include rent to house mining and hosting equipment, electricity, and supplies. Where our miners are hosted by third parties, cost of sales normally includes hosting fees and/or electricity costs. The Company believes that cost of sales related to mining as a percentage of revenues will be greater in futures periods as revenues will be adversely impacted by a halving that is expected to occur in April 2024.

The table below describes the average cost of mining each bitcoin for the three months ended February 29, 2024 and February 28, 2023, and the total energy usage and cost per each kilowatt hour (“KWH”) utilized within our facilities.

	For the three Months Ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	February 29, 2024	February 28, 2023

Cost of Mining – Owned Facilities
Cost of energy per bitcoin mined	$17,958	$–
Other direct costs of mining per bitcoin mined	$14,338	$–
Depreciation per bitcoin mined	$14,631	$–
Cost to mine one bitcoin – owned facilities	$46,927	$–

Cost of Mining – Hosted Facilities
Cost of energy per bitcoin mined	$14,581	$13,075
Other direct costs of mining (hosting fees and profit share) per bitcoin	$13,050	$4,734
Depreciation per bitcoin mined	$11,555	$17,105
Cost to mine one bitcoin – hosted facilities	$39,186	$34,914

Weighted average cost of mining one bitcoin (1)	$40,498	$34,914

Average revenue of each bitcoin mined (2)	$44,391	$20,268
Cost of mining one bitcoin as % of average bitcoin mining revenue	91.23%	172.3%

Statistics
Owned Facilities
Total bitcoin mined at owned facilities	3.3	–
Bitcoin mining revenue – owned facilities	$147,391	$–
Total miners in service in owned facilities - as of the periods ended	285	–
Total KWHs utilized	1,337,840	–
Total energy expense	$59,317	$–
Cost per KWH	$0.0443	$–
Energy expense as percentage of bitcoin mining revenue, net	40.24%	–
Other direct costs of mining	$47,360	$–
Depreciation	$48,328	$–

Hosted Facilities
Total bitcoin mined at hosted facilities	16.2	5.2
Bitcoin mining revenue – hosted facilities	$717,825	$104,526
Total miners in service in hosted facilities - as of the periods ended	1,241	362
Total KWHs utilized	6,863,298	1,354,072
Total energy expense	$236,028	$67,433
Cost per KWH	$0.0344	$0.0498
Energy expense as percentage of bitcoin mining revenue, net	$32.88%	$64.45%
Other direct costs of mining (hosting fees and profit share)	$211,253	$24,414
Depreciation	$187,042	$88,213

______________________

(1) Weighted average cost of mining one bitcoin is calculated by dividing the sum of total energy expense, other direct costs of mining and depreciation (owned facilities) and energy costs, hosting fee expense and depreciation (hosted facilities) by the total bitcoin mined during the respective periods.

(2) Average revenue of each bitcoin mined is calculated by dividing the sum of bitcoin mining revenue for both owned and hosted facilities by the total number of bitcoin mined during the respective periods. We have determined that Coinbase is the principal market for valuing bitcoin transactions and uses the daily closing prices as the source of recording revenue.

Energy prices can be highly volatile and global events (including the war in Ukraine and the resulting natural gas shortage) have caused fuel prices, and to a lesser extent power prices, to fluctuate widely over the past year. All of our sites are currently subject to relatively fixed rates during the term of their current power supply agreements, but variable prices and market rate fluctuations with respect to wholesale power costs over the long-term. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with an eye towards increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms and polar vortices, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates.

Cost of sales related to hosting was $11,142 in the three months ended February 29, 2024, compared to $-0- in the three months ended February 28, 2023. Cost of sales normally includes utilities, facilities costs, and supplies. Unlike cost of sales from mining, cost of sales from hosting does not include electricity costs, as such costs are passed on to the hosting client.

Cost of sales related to sales of mining equipment was $-0- for the three months ended February 29, 2024, compared to $1,500 in the three months ended February 28, 2023. Cost of sales from equipment sales includes the purchase price of equipment sold, plus shipping and value added tax on the equipment for sales reported under the completed sales method. There is no cost of sales associated with equipment sales reported under the installment sales method. Cost of sales from equipment sales in the six months ended February 28, 2024 and 2023 were low as a result of the fact that most of the equipment sales in those periods were reported under the installment sales method under the guidelines of ASC 606.

Operating Expenses

During the three months ended February 29, 2024, the Company incurred $972,363 in operating expenses, compared to $349,580 in operating expenses during the three months ended February 28, 2023. Major components of operating expenses for the 2024 period as compared to the 2023 period were:

	Three months ended	Three months ended	Percentage
	February 29, 2024	February 28, 2023	Change %

General and administrative expenses	$229,047	42,633	437%
Depreciation	235,370	88,213	167%
Professional fees	227,530	101,065	125%
Related party compensation	357,006	130,430	174%
Realized gain from the sale of bitcoin	(76,591)	(12,761)	500%

Total operating expenses	$972,363	349,580	178%

The higher level of operating expenses in the 2024 period as compared to the 2023 period is partly attributable to increased depreciation in 2024 as compared 2023 as a result of higher level of equipment in service, and increased related party compensation in 2024 as compared to 2023. Included in operating expenses in the three months ended February 29, 2024 was $277,465 in non-cash expenses due to the issuance of common stock for professional services and to related parties as compensation, as compared to $49,785 in the three months ended February 28, 2023. Additionally, we incurred $235,370 in depreciation expense in the three months ended February 29, 2024 due to the deployment of new mining equipment compared to $88,213 during the same three month period in 2023. The Company expects that operating expenses will trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs, such as increased depreciation expense due to the addition of new mining equipment and the completion of the buildout of the operating facilities.

Other Income (Expense)

During the three months ended February 29, 2024, the Company had $253,941 in other (expense), net as compared to $18,460 of other (expense) in the three months ended February 28, 2023. The significant increase in other (expense) was mainly attributable to a number of factors, including higher interest expense in the three months ended February 29, 2024 of $54,279 as compared to $22,211 in the three months ended February 28, 2023, which was due to higher outstanding loan balances during the 2024 period compared to the 2023 period. The Company also recorded a loss of $183,670 from the extinguishment of debt in the 2024 period compared to $-0- in the 2023 period, a loss of $68,559 from the Company’s investment in ROC Digital in 2024 period compared to $-0- in the 2023 period, and income of $37,777 from a change in derivative liability in 2024 as compared to $-0- in 2023.

In addition, the Company recorded interest income of $14,791 in the three months ended February 29, 2024 compared to $3,751 in the three months ended February 28, 2023.

Net (Loss)

As a result of the foregoing, during the three months ended February 29, 2024, the Company incurred a net loss of $902,682 or $(0.02) per share, as compared to a net loss of $307,407 or $(0.01) per share during the three months ended February 28, 2023. The increase in the Company’s net loss in the three months ended February 29, 2024, compared to the three months ended February 28, 2023, is attributable to the factors discussed above.

Comparison of Results of Operations for the Six Months Ended February 29, 2024 and February 28, 2023.

Revenues

During the six months ended February 29, 2024, the Company generated $1,402,921 revenue, compared to $257,807 of revenue in the six months ended February 28, 2023.

During the six months ended February 29, 2024, the Company generated $1,190,749 in Bitcoin revenue from self-mining digital assets, compared to $133,443 of revenue from self-mining in the six months ended February 28, 2023. At February 29, 2024, the Company owned 1,644 miners, of which 1,526 were deployed for self-mining. The number of undeployed miners was mainly impacted by miners that were offline due to maintenance issues. Mining revenue should be lower in future periods as a halving expected to occur in April 2024 could significantly reduce the rewards from mining. However, the impact of the halving may be offset by a rise in the price of the bitcoin due to fewer miners online after halving event, as has historically occurred after a halving event. Mining revenues in the six months ended February 29, 2024 were positively impacted due to resolution of operating issues at the Company’s first hosting facilities in Trinidad and Pecos, Texas, and the commencement of operations at a facility in Murray, Kentucky that is hosted by a third-party.

Despite the expective favorable resolution of our dispute in Trinidad, we are currently focusing our efforts on the development of hosting centers in the United States and Canada, both directly and in joint ventures with third parties.

During the six months ended February 29, 2024 and February 28, 2023, the Company generated $190,192 in revenue from equipment sales, compared to $124,364 in revenue in the six months ended February 28, 2023. The revenue from equipment sales in the six months ended February 29, 2024 were derived from the following transactions:

•	In October 2022, the Company sold four hosting containers to a joint venture that is constructing a hosting facility in Texas for $1,200,000. The purchase price is payable pursuant to a promissory note bearing interest at 5% per annum, and is paid by 41 equal monthly payments of $31,204 commencing December 30, 2022.

•	In August 2022, the Company sold two hosting containers to a private party in Trinidad for $960,000. After a down payment of $50,000, the balance of the purchase price is payable pursuant to a promissory note bearing interest at 7.5% per annum, and is paid by 24 equal monthly payments of $40,950 commencing September 30, 2022. On February 1, 2023, the Company modified this agreement in conjunction with its entry into a new hosting agreement with the party, under which the Company agreed that the remaining principal balance of the note was $731,472, and that the note would be converted into an interest only note until August 31, 2024, at which time all principal and interest due is payable in full. In addition, the Company agreed to allow the note obligor to repay the note principal at a 10% discount if it was repaid prior to February 28, 2023.

Under the guidelines of ASC 606, the Company reports revenue from both equipment sales described above under the installment sale method, under which the Company reports its gross profit on the sales as payments are received from the purchaser. As of February 1, 2023, the Company reached an agreement with the obligor under the $910,000 note to convert the note into an interest only note commencing as of February 1, 2023, with a balloon payment being due at maturity on August 31, 2024, and an agreement that the principal balance on the note was $731,472. One effect of the agreement with the obligor is to materially reduce any deferred revenue associated with the sale, as the note is scheduled to receive interest only payments until August 31, 2024. As a result, the Company expects revenue from these two equipment sales to be lower in future periods. During the six months ended February 29, 2024, the Company recorded $40,942 in equipment sales as a result of the receipt of six payments of $31,204 each on the October 2022 note. No revenue was recorded on the August 2022 note since all payments were of interest only.

During the six months ended February 29, 2024, the Company sold 100 new ASIC miners to a third party for $149,250. Under the guidelines of ASC 606, the Company reported revenue from the June 2023 equipment sales under the completed sale method.

In future periods, the Company expects to generate additional revenues from the resale of certain hosting equipment, primarily containers and transformers, and of miners in “buy/host” transactions, in which the Company sells miners already installed in its hosting facilities to buyers that simultaneously execute a hosting agreement for the purchased miners, and in some cases additional miners.

The Company generated $21,980 in revenues from hosting in the six months ended February 29, 2024, as compared to $-0- in hosting revenues in the six months ended February 28, 2023. The Company did not have any hosting clients during the three months ended February 29, 2023. In June 2023, the Company signed two new hosting clients. In the current market environment, the price of ASIC miners has fallen to the point that we believe self-mining is more profitable than hosting third party miners, however we will pursue hosting opportunities on a selective basis. While the Company still sees good opportunities to acquire mining equipment at attractive prices, the price of mining equipment has recently increased with the recent increase in the price of Bitcoin.

The primary factors that will impact our revenues in subsequent periods are described in the “—Overview” above.

Cost of Sales

Cost of sales were $975,217 in the six months ended February 29, 2024, compared to $213,932 in the six months ended February 28, 2023.

Cost of sales related to mining was $779,791 in the six months ended February 29, 2024, compared to $169,352 in the six months ended February 28, 2023. Cost of sales normally includes electricity, utilities, facilities costs, and supplies where we perform mining from our own facilities, but not depreciation of equipment, which is stated separately. Major components of cost of sales include rent to house mining and hosting equipment, electricity, and supplies. Where our miners are hosted by third parties, cost of sales normally includes hosting fees and/or electricity costs. The Company believes that cost of sales related to mining as a percentage of revenues will be greater in futures periods as revenues will be adversely impacted by a halving that is expected to occur in April 2024.

The table below describes the average cost of mining each bitcoin for the six months ended February 29, 2024 and February 28, 2023, and the total energy usage and cost per each kilowatt hour (“KWH”) utilized within our facilities.

	For the Six Months Ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	February 29, 2024	February 28, 2023

Cost of Mining – Owned Facilities
Cost of energy per bitcoin mined	$17,692		$–
Other direct costs of mining per bitcoin mined	$11,557		$–
Depreciation per bitcoin mined	$15,504		$–
Cost to mine one bitcoin – owned facilities	$44,753		$–

Cost of Mining – Hosted Facilities
Cost of energy per bitcoin mined	$14,719		$13,665
Other direct costs of mining (hosting fees and profit share) per bitcoin mined	$10,273		$5,991
Depreciation per bitcoin mined	$15,736		$23,053
Cost to mine one bitcoin – hosted facilities	$40,729		$42,709

Weighted average cost of mining one bitcoin (1)	$41,445		$42,709

Average revenue of each bitcoin mined (2)	$40,957		$20,838
Cost of mining one bitcoin as % of average bitcoin mining revenue	60.81%		205.0%

Statistics
Owned Facilities
Total bitcoin mined at owned facilities	5.2		–
Bitcoin mining revenue – owned facilities	$209,194		$–
Total miners in service in owned facilities - as of the periods ended	285		–
Total KWHs utilized	1,931,643		–
Total energy expense	$91,814		$–
Cost per KWH	$0.0475		$–
Energy expense as % of bitcoin mining revenue, net	43.89%		–
Other direct costs of mining	$59,976		$–
Depreciation	$80,455	$

Hosted Facilities
Total bitcoin mined at hosted facilities	24.0		6.4
Bitcoin mining revenue – hosted facilities	$985,745		$133,442
Total miners in service in hosted facilities - as of the periods ended	1,241		362
Total KWHs utilized	9,872,954		1,616,713
Total energy expense	$353,057		$87,508
Cost per KWH	$0.0358		$0.0541
Energy expense as percentage of bitcoin mining revenue, net	35.82%		65.58%
Other direct costs of mining (hosting fees and profit share)	$246,413		$38,368
Depreciation	$377,455		$147,625

________________________

(1) Weighted average cost of mining one bitcoin is calculated by dividing the sum of total energy expense, other direct costs of mining and depreciation (owned facilities) and energy costs, hosting fee expense and depreciation (hosted facilities) by the total bitcoin mined during the respective periods.

(2) Average revenue of each bitcoin mined is calculated by dividing the sum of bitcoin mining revenue for both owned and hosted facilities by the total number of bitcoin mined during the respective periods. We have determined that Coinbase is the principal market for valuing bitcoin transactions and uses the daily closing prices as the source of recording revenue.

Energy prices can be highly volatile and global events (including the war in Ukraine and the resulting natural gas shortage) have caused fuel prices, and to a lesser extent power prices, to fluctuate widely over the past year. All of our sites are currently subject to relatively fixed rates during the term of their current power supply agreements, but variable prices and market rate fluctuations with respect to wholesale power costs over the long-term. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with an eye towards increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms and polar vortices, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates.

Cost of sales related to hosting was $14,534 in the six months ended February 29, 2024, compared to $-0- in the six months ended February 28, 2023. Cost of sales normally includes utilities, facilities costs, and supplies. Unlike cost of sales from mining, cost of sales from hosting does not include electricity costs, as such costs are passed on to the hosting client.

Cost of sales related to sales of mining equipment was $180,891 for the six months ended February 29, 2024, compared to $44,580 in the six months ended February 28, 2023. Cost of sales from equipment sales includes the purchase price of equipment sold, plus shipping and value added tax on the equipment for sales reported under the completed sales method. There is no cost of sales associated with equipment sales reported under the installment sales method. Cost of sales from equipment sales in the six months ended February 28, 2024 and 2023 were low as a result of the fact that most of the equipment sales in those periods were reported under the installment sales method under the guidelines of ASC 606.

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

Operating Expenses

During the six months ended February 29, 2024, the Company incurred $1,686,294 in operating expenses, compared to $824,716 in operating expenses during the six months ended February 28, 2023. Major components of operating expenses for the 2024 period as compared to the 2023 period were:

	Six months ended	Six months ended	Percentage
	February 29, 2024	February 28, 2023	Change %

General and administrative expenses	$297,445	61,113	387%
Depreciation	457,901	147,265	211%
Professional fees	303,390	262,803	15%
Related party compensation	704,149	239,823	194%
Impairment of fixed assets	–	122,950	–
Realized gain from the sale of bitcoin	(76,591)	(12,761)	500%
Impairment of cryptocurrency	–	3,523	–
Total operating expenses	$1,686,294	824,716	104%

The higher level of operating expenses in the 2024 period as compared to the 2023 period is partly attributable to increased depreciation in 2024 as compared 2023 as a result of higher level of equipment in service, and increased related party compensation in 2024 as compared to 2023. Included in operating expenses in the six months ended February 29, 2024 was $554,931 in non-cash expenses due to the issuance of common stock for professional services and to related parties as compensation, as compared to $125,214 in the six months ended February 28, 2023. Additionally, we incurred $457,901 in depreciation expense in the six months ended February 29, 2024 due to the deployment of new mining equipment compared to $147,265 during the same six month period in 2023. The Company expects that operating expenses will trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs, such as increased depreciation expense due to the addition of new mining equipment and the completion of the buildout of the operating facilities.

Other Income (Expense)

During the six months ended February 29, 2024, the Company had $571,931 in other (expense), net as compared to $2,770 of other income, net in the six months ended February 28, 2023. The significant increase in other (expense) was mainly attributable to a number of factors, including higher interest expense in the six months ended February 29, 2024 of $153,699 as compared to $27,019 in the six months ended February 28, 2023, which was due to higher outstanding loan balances during the 2024 period compared to the 2023 period. The Company also recorded a loss of $221,208 from the extinguishment of debt, a loss of $111,773 from the Company’s investment in ROC Digital and an expense of $114,835 from a change in derivative liability in 2024 as compared to $-0- for these three categories in 2023.

In addition, the Company recorded interest income of $29,584 in the six months ended February 29, 2024 compared to $12,850 in the six months ended February 28, 2023.

Net (Loss)

As a result of the foregoing, during the six months ended February 29, 2024, the Company incurred a net loss of $1,830,522, or $(0.04) per share, as compared to a net loss of 778,071 or $(0.02) per share during the six months ended February 28, 2023. The increase in the Company’s net loss in the six months ended February 29, 2024, compared to the six months ended February 28, 2023, is attributable to the factors discussed above.

Liquidity and Capital Resources

As of February 29, 2024, the Company had $342,296 in cash on hand.

During the six months ended February 29, 2024, the Company had a net loss of $1,830,522.

Cash flows used in operating activities were $204,304 for the six months ended February 29, 2024, compared to cash flows used of $452,160 for the six months ended February 28, 2023. The decrease in cash flows used in operating activities for the six months ended February 29, 2024 was primarily attributable a change in balance sheet accounts in 2024 compared to 2023, partially offset by a decrease in profitability in 2024 net of non-cash items.

Cash flows used in investing activities were $48,946 for the six months ended February 29, 2024, compared to cash flows used in investing activities of $469,843 for the six months ended February 28, 2023. Cash flows used in investing activities consisted primarily of purchases of $57,335 and $469,843 in equipment, respectively in the 2024 and 2023 periods. In the 2024 period the Company also received a return on investment of $8,408.

Cash flows provided by financing activities were $325,000 for the six months ended February 29, 2024, compared to cash flows provided by financing activities of $800,00 for the six months ended February 28, 2023. The cash flows provided by financing activities in both periods in both the 2024 and 2023 period were made pursuant to a line of credit with Innovative Digital Investors Emerging Technology, L.P. (“IDI”), a limited partnership controlled by Jonathan Bates, our Chairman, and Raymond Mow, our chief financial officer.

On October 19, 2022, the Company entered into a new Line of Credit Agreement with IDI (the “2022 LOC Agreement”), under which the Company has the right to borrow up to $1,000,000 to finance the purchase of equipment necessary for the operation of the Company’s business, and related working capital. Loans under the 2022 LOC Agreement accrue interest at twelve percent (12%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. Effective May 13, 2023, the Company and IDI amended the 2022 LOC Agreement. As amended, the 2022 LOC Agreement allows the Company to up to $1,750,000 thereunder until December 1, 2023. Each draw request is subject to the approval of IDI in its sole discretion. As amended, all principal and interest due under the 2022 LOC Agreement are due and payable on December 1, 2024. As of February 29, 2024, the amount borrowed under the 2022 LOC Agreement was $1,650,000.

The Company believes that cash on hand, amounts that it may borrow under the 2022 LOC Agreement, expected receipts from the sale of equipment, and revenues from self-mining and hosting will provide it with sufficient liquidity to fund its operations for the next 12 months. The Company expects revenue from self-mining to decrease following the halving expected to occur in April 2024, but the decrease will be mitigated by an expected increase in the price of bitcoin, as has typically happened following a halving event, as well as increased cash flow from our Murray, Kentucky miners after the derivative financing used to acquire them is repaid. The halving will reduce the block rewards from mining by exactly 50%. However, the halving will not reduce revenues from self-mining by exactly 50% since part of the rewards consist of transaction fees which are not impacted by the halving. In recent periods, transaction fees have made up an ever-increasing share of mining revenue due to the impact of “ordinals,” which are increased transaction fees that occur result as parties have discovered ways to imbed data regarding other assets, such as art, in the bitcoin blockchain. In past halving events, the price of bitcoin typically increased in the six months after the halving event, in part as a result of the retirement of miners that were rendered uneconomic as a result of the reduced rewards. Furthermore, there has been a sufficient increase in the price of bitcoin this fiscal year, which will lessen the impact of the halving event. Nevertheless, the upcoming halving event has increased the difficulty of predicting cash flows from mining activities for all industry participants, including the Company.

The Company also expects to receive approximately $4,572 in interest payments monthly from the sale of two immersion containers in August 2022, and approximately $31,000 per month from the sale of four immersion containers to a joint venture in which the Company is both a lender to and equity investor. While the Company is scheduled to receive a balloon payment of approximately $734,000 in principal in August 2024, the Company expects to extend the maturity of that note to a later date. The Company does not budget to include any further equity distributions from ROC Digital in the short-term, as ROC Digital will have significant vacancies in its facilities when an agreement with a major hosting client expires in April 2024, and it is unknown how long it will take the joint venture to fill the facility with a new hosting client or its own miners. The Company does not budget to include any proceeds from the exercise of its outstanding warrants because it is not able to predict when or if the market price of its common stock will exceed the exercise price of its warrants. Nevertheless, the Company still may not achieve profitable operations within the next 12 months. In that event, the Company may need to raise additional capital or liquidate part of its operations to sustain its business. At this time, the Company does not have any commitments for additional capital after the next 12 months, and there is no assurance that it be able to locate additional capital on terms that are not unduly dilutive to existing shareholders.

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

Critical Accounting Estimates

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our Principal Executive Officer and Principal Financial Officer, with the assistance of management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 29, 2024. These controls are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the quarter ended February 29, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. However, please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, Item I A. of our Annual Report on Form 10-K for the year ended August 31, 2023, which could materially affect our business, financial condition or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Furthermore, we are amending the following risk factors that were set forth in prior reports filed with the SEC:

Banking relationships can be difficult to maintain for companies in the crypto currency space.

A number of companies that engage in Bitcoin and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. To the extent that such events may happen to us, they could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies (if any) we mine or otherwise acquire or hold for our own account.

Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding the demand for our hosting services and the adoption of Bitcoin and other digital assets. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations in any given quarter or fiscal year.

We operate in a rapidly changing and competitive industry and our projections are subject to the risks and assumptions made by management with respect to our industry. Operating results are difficult to forecast as they generally depend on our assessment of the timing of adoption and use of Bitcoin and other digital assets, which is uncertain. Furthermore, as we invest in the development of our hosting and self-mining business, whether because of competition or otherwise, we may not recover the substantial up-front costs of constructing, developing and maintaining our hosting facilities and purchasing the latest generation of miners or recover the opportunity cost of diverting management and financial resources away from other opportunities. Additionally, our business may be affected by reductions in miner demand for hosting facilities and services and the price of Bitcoin and other digital assets as a result of a number of factors which may be difficult to predict. Similarly, our assumptions and expectations with respect to margins and the pricing of our hosting services and market price of Bitcoin or other digital assets (if any) we mine may not prove to be accurate. This may result in decreased revenue, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in revenue. This inability could cause our operating results in a given quarter or year to be higher or lower than expected. If actual results differ from our estimates, analysts or investors may negatively react and our stock price could be materially impacted.

To the extent that the profit margins of digital asset mining operations are not high, mining participants are more likely to sell their earned Bitcoin, which could constrain Bitcoin prices.

Over the past few years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation application-specific integrated circuit (“ASIC”) servers. Currently, new processing power is predominantly added by incorporated and unincorporated “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. They require the investment of significant capital to acquire this hardware, to lease operating space (often in data centers or warehousing facilities), and to pay the costs of electricity and labor to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior mining operations and have more defined and regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to maintain profit margins on the sale of digital assets. To the extent the price of digital assets decline and such profit margin is constrained, professionalized mining participants are incentivized to more immediately sell digital assets earned from mining operations, whereas it is believed that individual mining participants in past years were more likely to hold newly mined digital assets for more extended periods. The immediate selling of newly mined digital assets greatly increases the trading volume of the digital assets, creating downward pressure on the market price of digital asset rewards. The extent to which the value of digital assets mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined digital assets rapidly if it is operating at a low profit margin and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage could be sold more rapidly, thereby potentially depressing digital asset prices. Lower digital asset prices could result in further tightening of profit margins for professionalized mining operations creating a network effect that may further reduce the price of digital assets until mining operations with higher operating costs become unprofitable forcing them to reduce mining power or cease mining operations temporarily. Such circumstances could have a material adverse effect on our business, prospects or operations and potentially the value of Bitcoin and any other digital assets (if any) we mine or otherwise acquire or hold for our own account.

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

We are dependent on the sale of bitcoin that we generate from our self-mining operations to pay any of our expenses that are payable in U.S. Dollars. We generally liquidate our bitcoin within 2-3 weeks of receipt in order to pay operational expenses. Therefore, we do not expect to incur material losses on bitcoin that we hold due to the short holding period. However, the lack of a set policy on how long we hold bitcoin, combined with the volatility of bitcoin prices, makes it more likely that we experience losses from holding bitcoin, which could have a material, adverse impact on our liquidity and our business.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the three months ended February 29, 2024, the Company issued securities in the following private transactions:

•	72,993 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $32,117 or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

All of the securities were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended February 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BITMINE IMMERSION TECHNOLOGIES, INC.

Dated: April 15, 2024	By:	/s/ Jonathan Bates
Jonathan Bates, Chief Executive Officer (Principal Executive Officer)

Dated: April 15, 2024	By:	/s/ Raymond Mow
Raymond Mow Chief Financial Officer (Principal Financial and Accounting Officer)

