Form 10-Q
period 2024-05-31
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2024-07-15
CIK 1829311

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

The number of shares outstanding of the registrant’s common stock as of July 10, 2024 was 49,912,607 shares.

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

3

Item 1. Financial Statements.

Bitmine Immersion Technologies, Inc.

Condensed Balance Sheets

	May 31,	August 31,
	2024	2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$281,004	$270,547
Prepaid expenses	778,703	105,000
Cryptocurrency	169,632	129,469
Notes receivable - short term	731,472	–
Notes receivable related party - short term	374,444	374,444
Total current assets	2,335,255	879,460
Notes receivable - long term	–	731,472
Notes receivable - related party long term	374,445	655,277
Investment in joint venture	808,407	987,429
Fixed assets, net	1,938,725	495,702
Fixed assets -not in service	2,709,697	4,453,466
Total assets	$8,166,529	$8,202,806

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$559,145	$74,904
Accrued interest - related party	257,293	97,460
Customer advances	703,500	–
Loans payable - related party	1,625,000	1,300,000
Deferred revenue - short term	86,193	86,193
Total current liabilities	3,231,131	1,558,557
Deferred revenue long term	322,239	386,884
Total liabilities	3,553,370	1,945,441

Commitments and contingencies	–	–

Stockholders' Equity:
Series A Preferred Stock, $0.0001 par value, 500,000 shares authorized, 453,966 and 453,966 shares issued and outstanding as of May 31, 2024 and August 31, 2023, respectively	45	45
Common stock, $0.0001 par value, 500,000,000 shares authorized; 49,912,607 and 49,665,649 shares issued and outstanding as of May 31, 2024 and August 31, 2023 respectively	4,991	4,967
Additional paid-in capital	12,018,122	11,183,720
Accumulated deficit	(7,409,999)	(4,931,367)
Total stockholders' equity	4,613,159	6,257,365
Total liabilities and equity	$8,166,529	$8,202,806

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bitmine Immersion Technologies, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	May 31,	May 31,	May 31,	May 31,
	2024	2023	2024	2023
Revenue from the sale of mining equipment	$20,471	$13,647	$210,662	$138,011
Revenue from hosting	16,762	–	38,743	–
Revenue from self-mining	1,187,759	128,479	2,378,507	261,921
Total revenue	1,224,992	142,126	2,627,913	399,932
Cost of sales mining equipment	–	–	180,891	44,580
Cost of sales self-mining	988,094	72,392	1,767,885	241,743
Cost of sales hosting	15,211	–	29,746	–
Gross profit (loss)	221,687	69,734	649,391	113,608

Operating expenses:
General and administrative expenses	100,308	183,610	397,753	244,723
Depreciation	232,781	147,005	684,564	294,270
Professional fees	116,734	143,580	420,124	406,383
Related party compensation	349,584	110,712	1,053,733	350,536
Impairment of fixed assets	–	–	–	122,950
Realized gain from the sale of bitcoin	(43,183)	(5,659)	(119,774)	(18,420)
Impairment of cryptocurrency	–	–	–	3,523
Total operating expenses	756,224	579,248	2,436,401	1,403,965
Loss from operations	(534,537)	(509,515)	(1,787,010)	(1,290,357)
Other income (expense)
Interest expense	(56,563)	(28,622)	(210,262)	(55,641)
Loss on the extinguishment of debt	(133,915)	–	(355,123)	–
Loss on investment	(58,840)	–	(170,613)	–
Change in derivative liability	114,835	–	–	–
Other income	–	–	–	16,939
Interest income	14,793	14,433	44,376	27,284
Other income (expense), net	(119,690)	(14,189)	(691,622)	(11,418)
Net loss	$(654,228)	$(523,704)	$(2,478,632)	$(1,301,775)

Basic and diluted (loss) per common share	$(0.01)	$(0.01)	$(0.05)	$(0.03)

Weighted-average number of common shares outstanding:
Basic and diluted	49,836,850	48,855,238	49,867,153	48,774,671

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bitmine Immersion Technologies, Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2022	453,966	$45	48,606,915	$4,861	$9,865,865	$(2,466,566)	$7,404,205

Common stock issued for services -related party	–	–	71,429	7	31,422	–	31,429

Common shares issued for services	–	–	100,000	10	43,990	–	44,000

Net loss	–	–	–	–	–	(470,665)	(470,665)

Balance, November 30, 2022	453,966	$45	48,778,344	$4,878	$9,941,277	$(2,937,231)	$7,008,969

Common stock issued for services -related party	–	–	70,423	7	49,778	–	49,785

Net loss	–	–	–	–	–	(307,407)	(307,407)

Balance, February 28, 2023	453,966	$45	48,848,767	$4,885	$9,991,055	$(3,244,638)	$6,751,348

Common stock issued for services -related party	–	–	45,455	5	51,330	–	51,335

Common stock issued for services	–	–	550,000	55	241,945	–	242,000

Net loss	–	–	–	–	–	(523,704)	(523,704)

Balance, May 31, 2023	453,966	$45	49,444,222	$4,944	$10,284,331	$(3,768,342)	$6,520,979

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2023	453,966	$45	49,665,649	$4,967	$11,183,720	$(4,931,367)	$6,257,365

Stock based compensation -related parties	–	–	83,056	8	277,458	–	277,466

Net loss	–	–	–	–	–	(921,722)	(921,722)

Balance, November 30, 2023	453,966	$45	49,748,705	$4,975	$11,461,178	$(5,853,089)	$5,613,108

Stock based compensation -related parties	–	–	72,993	7	277,458	–	277,465

Net loss	–	–	–	–	–	(902,682)	(902,682)

Balance, February 29, 2024	453,966	$45	49,821,698	$4,982	$11,738,635	$(6,755,771)	$4,987,891

Stock based compensation -related party	–	–	90,909	9	279,487	–	279,496

Net loss	–	–	–	–	–	(654,228)	(654,228)

Balance, May 31, 2024	453,966	$45	49,912,607	$4,991	$12,018,122	$(7,409,999)	$4,613,159

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bitmine Immersion Technologies, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months	Nine months
	ended	ended
	May 31,	May 31,
	2024	2023
Cash flows from operating activities
Net loss	$(2,478,632)	$(1,301,775)
Stock based compensation	834,427	418,549
Depreciation	684,564	294,270
Loss on the sale of equipment	31,641	–
Loss on investment	170,613	–
Change in balance sheet accounts
Impairment of fixed assets	–	122,950
Cryptocurrencies	(379,688)	(39,792)
Notes receivable	280,832	122,591
Prepaid expenses	(673,703)	(100,000)
Accounts payable and accrued expenses	484,241	(32,032)
Customer advances	703,500	–
Deferred revenue	(64,645)	16,573
Accrued interest - related party	159,833	55,641
Net cash (used in) operating activities	(247,017)	(443,025)

Cash flows from investing activities
Return of capital on joint venture	8,408	–
Purchase of fixed assets	(75,934)	(731,100)
Net cash (used in) investing activities	(67,526)	(731,100)

Cash flows from financing activities:
Related party loans	325,000	1,300,000
Net cash provided by financing activities	325,000	1,300,000

Net increase in cash and cash equivalents	10,457	125,875
Cash and cash equivalents at beginning of period	270,547	392,550
Cash and cash equivalents at end of period	$281,004	$518,425

Supplemental disclosure of non-cash financing activity
Proceeds received from Bitcoin loan	$577,934	$–
Repayment of bitcoin loan in bitcoin	$577,934	$–
Purchase of equipment with bitcoin	$339,525	$–
Sale of fixed assets for note receivable	$–	$613,514
Property contributed to joint venture	$–	$987,429

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

Operating results for the nine months ended May 31, 2024, are not necessarily indicative of the results that may be expected for the year ending August 31, 2024.

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

Step 1: The Company enters into a contract with a bitcoin mining pool operator (i.e., the customer) to provide hash calculation services to the mining pool. The Company only utilizes pool operators that determine awards under the Full Pay-Per-Share method (the “FPPS method”) . The contracts are terminable at any time by either party without penalty and the Company’s enforceable right to compensation only begins when the Company starts providing hash calculation services to the mining pool operator (which occurs daily at midnight Universal Time Coordinated (UTC)). In general, mining revenue for industry participants consists of two parts, (1) the block reward (current bitcoin block reward is 3.125 bitcoin) paid by the network to the miner for successfully mining a block, and (2) the transaction fees paid by the users to the miner for successfully mining a block. When a mining pool successfully finds a block, it is awarded all of the transaction fees in that block and the reward from the network. Under the FPPS method utilized by the Company, the Company is entitled to an award of bitcoin equal to the expected reward per block over the measurement period of midnight-to-midnight UTC time based on the hash calculation services provided to the pool during the measurement period. The Company is also entitled to an aware of transaction fees per block based on the average of the transaction fees over the latest 144 blocks, each of which is about 10 minutes, and the total of 144 blocks equals one day. At the end of each day that runs from midnight-to-midnight UTC time, the pool operator calculates the pool participant’s expected block reward and transaction fees for the day based on the hash calculation services provided by the pool participant that day, less net digital asset fees due to the mining pool operator over the measurement period. The actual reward to the Company each day is based on the number of blocks the Company should have hypothetically mined during the measurement period based on the hash calculation services provided to the pool by the Company during the measurement period and the prevailing difficulty index, and is not based on the actual rewards received by the pool during the measurement period, which may be higher or lower than the expected rewards during such period. Applying the criteria per ASC 606-10-25-1, the contract arises at the point that the Company provides hash calculation services to the mining pool operator, which is the beginning of each contract day at midnight UTC (contract inception), because customer consumption is in tandem with daily delivery of the hash calculation services. Providing hash calculation services to mining pools is an output of our ordinary activities, and an enforceable right to compensation begins when, and continues as long as, such services are provided.

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

In exchange for providing hash calculation services, the Company is entitled to the expected bitcoin awards earned over the measurement period, plus the expected global transaction fee rewards for the respective measurement period, less net digital asset fees due to the mining pool operator over the measurement period. The transaction consideration the Company receives is non-cash consideration, in the form of bitcoin. Prior to March 1, 2024, the Company measured the bitcoin at the closing U.S. dollar spot rate at the end of the date earned (midnight UTC). As of March 1, 2024, the Company began measuring the bitcoin at the opening U.S. dollar spot rate at the beginning of the date earned (midnight UTC). The change in method of calculating revenues from bitcoin mining did not result in material change in the revenues reported.

There are no deferred revenues or other liability obligations recorded by the Company since there are no payments in advance of the performance. At the end of the 24 hour “midnight-to-midnight” period, there are no remaining performance obligations.

During the nine months ending May 31, 2024, the Company utilized one mining pool for its self-mining operations, which charges 0.3% of the bitcoin payable to the Company as a pool management fee.

During the three and nine months ending May 31, 2024, the Company generated $1,187,759 and $2,378,507 respectively, in revenues from mining cryptocurrency.

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

During the three and nine months ending May 31, 2024, the Company generated $16,762 and $38,743 respectively, in revenues from hosting services.

Revenues from the sale of mining equipment

The Company records revenue from the resale of mining equipment it has purchased. Revenue for the sale of mining equipment is recognized under the guidelines of ASC 606. During the three and nine months ending May 31, 2024, the Company generated $20,471 and $210,662, respectively, in revenues from the sale of mining equipment.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On May 31, 2024, and August 31, 2023, respectively, the Company’s cash equivalents totaled $281,004 and $270,547, respectively.

Cryptocurrency

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment quarterly, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses, if the price of cryptocurrency increases, is not permitted. During the three and nine months ending May 31, 2024, the Company realized gains of $43,183 and $119,774 respectively, from sale of cryptocurrency. The Company classifies cryptocurrencies as current assets because it reasonably expects to sell or exchange all cryptocurrencies within one quarter.

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

No depreciation is recorded on an asset until it is placed in service. Due to the nature of the equipment, it can only be placed in service when the hosting site is properly configured to turn on the machines. As of May 31, 2024, and August 31, 2023, the Company had $2,709,697 and $4,453,466, respectively, of fixed assets not in service.

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

NOTE 2 – CRYPTOCURRENCIES

The following table presents additional dollar and unit information (each bitcoin represents one unit) about the Company’s bitcoin activity for the nine months ended May 31, 2024:

		BTC
Beginning balance – August 31, 2023	$129,469	5.0
Revenue received from mining and hosting	2,417,250	47.7
Loan proceeds received in cryptocurrency	527,506	19.0
Distribution from joint venture	8,408	0.2
Purchase of equipment with cryptocurrency	(339,525)	(12.2)
Payments of loan with cryptocurrency	(882,629)	(20.8)
Cash proceeds from the sale of cryptocurrency, net of fees	(1,377,575)	(28.6)
Cryptocurrency used to pay expenses and to purchase equipment	(433,046)	(7.8)
Realized gain from the sale of bitcoin	119,774	–
Ending balance – May 31, 2024	$169,632	2.5

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues:

	Nine months Ended May 31,
	2024	2023
Revenues from the sale of mining equipment - net	$210,662	$138,011
Revenue from hosting, net	38,743	–
Revenue from self-mining	2,378,507	261,921
Total revenue	$2,627,913	$399,932

NOTE 4 – PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at May 31, 2024 and August 31, 2023:

	May 31, 2024			August 31, 2023
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$3,094,077	$(1,155,352)	$1,938,725	$966,407	$(470,705)	$495,702
Equipment not in service	2,709,697	–	2,709,698	4,453,466	–	4,453,466
Total fixed assets	$5,803,774	$(1,155,352)	$4,648,423	$5,419,873	$(470,705)	$4,949,168

Equipment not in service as of May 31, 2024 was comprised of the following:

Transformers and containers	$2,589,698
Immersion fluid	120,000
Total	$2,709,698

For the nine months ended May 31, 2024 and 2023, the Company recorded $684,564 and $294,270 respectively, in depreciation expense.

Of equipment not in service at August 31, 2023, during the nine months ended May 31, 2024, the Company:

•	placed $892,042 of equipment in service at its Trinidad location;
•	placed $851,726 of equipment in service at its Pecos, Texas location; and
•	sold 100 S19 Pro+/117/220 to Luxor for $149,250, which had a cost basis of $180,891, for a loss of $31,641 on the sale.

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

On May 24, 2025, we purchased 45 S-19 ASIC miners from Soluna for $10,000 that were already installed in Soluna’s hosting facility.

As of May 31, 2024 the equipment not in service was solely comprised of 4 immersion containers, immersion fluid and 14 transformers .

NOTE 5 – INVESTMENTS AND NOTES RECEIVABLE

Policy on Doubtful Accounts

We evaluate notes receivable for impairment under the guidelines of ASC 310-10-35-41. We establish an allowance for doubtful accounts when we determine that collectability of the note is in question.

Investment in Joint Venture

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

Day to day management of the operations of ROC Digital is provided by ROC Digital Mining LLC (“ROC Mining”), an affiliate of ROC Manager in which we do not have an interest. ROC Mining is entitled to a monthly management fee equal to 3% of ROC Digital’s gross revenue, subject to a monthly minimum of $10,000 and a monthly maximum of $15,000. In additional ROC Mining is entitled to an acquisition fee of 1% of the cost of any assets acquired by ROC Digital. A principal of ROC Mining serves on our board of directors.

As of May 31, 2024 the joint venture arrangement was classified as a long term asset on the Company’s balance sheet with a value of $867,247. The equipment at the joint venture location in Pecos, Texas was in the set-up and testing phase and the initial revenues generated by the joint venture occurred in the nine months ended May 31, 2024. The reduction in the value of the investment of $170,613 during the nine months ended May 31, 2024 represents the Company’s approximate 30% portion of the ROC Digital’s operating losses during the period. This loss was recorded as “loss on investment” on the Company’s Condensed Statements of Operations for the nine months ended May 31, 2024. During the nine months ended May 31, 2024, the Company received an in-kind distribution of .01992 bitcoin as a return of capital from the joint venture. There were no distributions during the quarter ended May 31, 2024.

Notes Receivable

Notes receivable consist of notes received as partial consideration for the sale of mining equipment, and are collateralized by the mining equipment that was the subject of the sale. As of May 31, 2024 and August 31, 2023, notes receivable consist of the following:

	As of May 31, 2024	As of August 31, 2023

Note receivable with an amended principal amount of $731,472, bearing interest at 5.0% per annum payable monthly. Principal due in one payment on December 31, 2024.	$731,472	$731,472

Note receivable in original principal amount of $1,200,000, bearing interest at 5.0% per annum, payable in 41 equal monthly payments of $31,204 commencing December 30, 2022.	748,888	1,029,721

Total	1,480,360	1,761,193

Less: Non-current portion	(374,444)	(1,386,749)

Notes receivable – short-term	$1,105,916	$374,444

As of May 31, 2024 and August 31, 2023 the balance of notes receivable was $1,480,360 and $1,761,193, respectively. During the nine months ended May 31, 2024, the Company recorded $44,376 in interest income on these notes.

In April 2024, the Company agreed to extend the maturity date of a note receivable in the principal amount $731,472 from August 31, 2024 to December 31, 2024. At the same time, the Company agreed to extend a hosting agreement with the note obligor to December 31, 2024.

NOTE 6 – RELATED PARTY TRANSACTIONS

Line of Credit from IDI

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

Effective May 13, 2023, the Company and IDI amended the 2022 LOC Agreement to increase the amount that the Company may borrow thereunder to $1,750,000, extended the date by which the Company could borrow funds thereunder to December 1, 2023, and extended the maturity date to December 1, 2024. Simultaneous with the extension, the Company borrowed an additional $500,000, primarily to fund the purchase of ASIC miners. As of May 31, 2024, the amount of principal and interest due to related party was $1,625,000 and $257,293 respectively, as compared to $1,300,000 and $97,460 at August 31, 2023.

Transactions with ROC Digital Mining I, LLC

In October 2022, we entered into a joint venture arrangement with ROC Digital Mining I, LLC (“ROC Digital”) to jointly develop and operate a Bitcoin mining operation in Pecos, Texas. Under the joint venture, we contributed one immersion container, six transformers and cash with a value of $987,429 as a capital contribution to ROC Digital Mining I, LLC (the “ROC Digital”). In return, we received 240 Class B Units of ROC Digital pursuant to an ongoing offering of a total of 1,000 Class B Units at $4,400 per unit. We simultaneously sold ROC Digital four immersion containers for $1,200,000, which is payable pursuant to a promissory note that bears interest at 5% per annum, and is payable pursuant to monthly payments of $31,203.64 per month commencing on December 30, 2022, with any remaining principal and interest payable in full on May 31, 2026. The note is secured by the equipment that was sold. As of August 31, 2023 and May 31, 2024, the note receivable from ROC Digital amounted to $1,029,721 and $748,888, respectively.

We also obtained the right to locate one container at the location that we would be able to use for self-mining. Under our hosting agreement with ROC Digital, we located one immersion container at the site for $500 per month, plus payment of our pro rata share of electricity, internet and insurance for the site. Under the hosting agreement, we also agreed to contribute $100,000 toward the electricity deposit for the site, which is refundable to us at the earlier of the date the electricity provider releases the deposit or 90 days after the expiration or termination of the hosting agreement. The hosting agreement has a term of one year, subject to our right to renew the agreement for two one year terms after receipt of notice of the renewal terms of the joint venture’s electricity supply agreement for the upcoming year.

See “Note 5 – Investment in Joint Venture,” for more information about ROC Digital.

Transactions with Rykor Energy Solutions, LLC

In May 2024, we brokered the sale of 20 transformers to Rykor Energy Solutions, LLC (“Rykor”). The total sales price of the transformers is approximately $1,407,000 and our total cost is expected to be $1,340,000. Rykor owns 2,672,000 shares of our common stock and warrants to purchase an additional 5,344,000 shares, and as a result is the beneficial owner of approximately 14.5% of our common stock. A principal of Rykor (who is also a principal of ROC Mining) also serves on our board of directors.

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

The remaining purchase price of $339,525 was financed via a forward sale of future Bitcoin production with Luxor via a hashrate derivatives contract (“Luxor Bitcoin Financing”, or “LBF”). Under the terms of the LBF, on October 4, 2023 the Company received 18.97542 Bitcoin valued at $27,799.39, each or a total of $527,505.19 in Bitcoin. In return the Company agreed to pay back Luxor 20.78946 Bitcoin in daily increments from bitcoin production generated by the 1,050 ASIC miners. The Bitcoin loan was due no later than April 1, 2024 and could not be repaid in cash. As of May 31, 2024 the Company had repaid all Bitcoin owed to Luxor under the LBF, and had no further liability under the agreement.

NOTE 8 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of Common Stock with a par value of $0.0001 per share, and 20,000,000 shares of preferred stock with a par value of $0.0001 per share. As of May 31, 2024, and August 31, 2023, there were 49,912,607 and 49,665,649 shares of common stock outstanding, respectively.

Series A Convertible Preferred Stock

As of May 31, 2024 and August 31, 2023, our board of directors had authorized the issuance of one series of preferred stock, the Series A Convertible Preferred Stock (the “Series A Preferred”), for 500,000 shares, of which 453,966 shares had been issued. The Series A Preferred has the following rights:

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

Issuance of Shares

During the nine months ended May 31, 2024, the Company issued the following shares:

•	72,993 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $32,117, or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

•	83,056 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $36,545 or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

•	90,909 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $40,000 or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

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

As of May 31, 2024, and August 31, 2023, the Company had the following warrants outstanding:

Class	Amount Outstanding	Exercise Price	Expiration Date
Class A Warrants	590,000	$2.00	August 5, 2024
Class B Warrants	590,000	$5.00	August 5, 2024
Class C-1 Warrants	4,147,600	$2.00	January 15, 2025
Class C-2 Warrants	4,147,600	$4.00	January 15, 2025
Class C-3 Warrants	25,600	$1.25	June 27, 2027
Total	9,500,800

NOTE 9 – COMMITMENTS AND CONTINGENCIES

As of May 31, 2024 and August 31, 2023, the Company had no contractual commitments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three and nine months ended May 31, 2024, and May 31, 2023, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Revenues from cryptocurrency mining, whether derived from hosting clients or from proprietary mining, are impacted significantly by volatility in Bitcoin prices, as well as increases in the Bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks. Below are changes in key metrics effecting the profitability of mining Bitcoin during the nine months ended May 31, 2024:

	As of May 31, 2024	As of August 31, 2023	Percent Change

Network hash rate	599.46 EH/s	368.924 EH/s	62.49%
Difficulty index	84.38 trillion	55.61 trillion	51.74%
Bitcoin market price	68,362.52	$25,931.47	163.63%

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

In October 2022, we completed the installation of initial hosting containers under our agreement with TSTT. However, prior to commencing operations, TSTT advised us that the utility refused to honor its existing agreement with TSTT with respect to electricity supplied to our pilot hosting site, and instead indicated that the rate would be approximately $0.09 per kwh, which TSTT disputed. At this time, the dispute has been resolved, the site became operational in October 2023, and our rate for electricity will be TSTT’s existing rate of 3.5 cents per kwh or 75% of the declared reserve capacity, which is equal to the customer’s highest expected monthly kilovolt-ampere demand at $7.40. As of July 1, 2024, we had 148 miners located at our initial TSTT facility. While our TSTT site was delayed pending electrification, we entered into a hosting agreement with a third party in Trinidad to host up to 192 miners (of which 158 are installed) in one immersion container until December 31, 2024. We do not pay a hosting fee for this space, but we do reimburse the host for its actual electricity costs, which are a variable rate that averages approximately $0.05 per kwh each month. We are also leasing space with a third party on an at will basis to co-host 60 miners, for which we pay a flat rate of $0.06 per kwh for the electricity used by our miners. We ultimately intend to move all of our currently owned and customer owned miners to our new TSTT hosting facilities.

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

Pecos, Texas Operations

In October 2022, we entered into a joint venture arrangement with ROC Digital Mining to jointly develop and operate a Bitcoin mining operation in Pecos, Texas. Under the joint venture, we contributed one immersion container, six transformers and cash with a value of $987,429 as a capital contribution to ROC Digital Mining I, LLC (the “ROC Digital”). In return, we received 240 Class B Units of ROC Digital pursuant to an ongoing offering of a total of 1,000 Class B Units at $4,400 per unit. We simultaneously sold ROC Digital four immersion containers for $1,200,000, which is payable pursuant to a promissory note that bears interest at 5% per annum, and is payable pursuant to monthly payments of $31,203.64 per month commencing on December 30, 2022, with any remaining principal and interest payable in full on May 31, 2026. The note is secured by the equipment that was sold. We also obtained the right to locate one container at the location that we would be able to use for self-mining. As of August 31, 2023 and May 31, 2024, the note receivable from ROC Digital amounted to $1,029,721 and $748,888, respectively.

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

In April 2023, the joint venture entered into a new one year agreement with the electricity provider, under which the site received electricity at $0.03991 per kwh for at least 95% of the annualized hourly intervals during the period, which provided the joint venture with more predictable pricing than the initial agreement. The initial agreement had a term of four years and seven months, and supplied electricity at $0.06896 per kwh, which the joint venture expected to reduce by reselling electricity during peak periods. At the same time, we finalized a hosting agreement with the joint venture, under which we located one immersion container at the site for $500 per month, plus payment of our pro rata share of electricity, internet and insurance for the site. Under the hosting agreement, we also agreed to contribute $100,000 toward the electricity deposit for the site, which is refundable to us at the earlier of the date the electricity provider releases the deposit or 90 days after the expiration or termination of the hosting agreement. The hosting agreement has a term of one year, subject to our right to renew the agreement for two one year terms after receipt of notice of the renewal terms of the joint venture’s electricity supply agreement for the upcoming year. The site became fully electrified in June 2023. As of July 10, 2024, we had deployed 145 Antminer S-19 pro miners to our hosting container at the site. The joint venture initially filled its five immersion containers with ASIC miners provided by hosting clients, although most of the hosting clients agreements terminated in April 2024.  Currently, approximately one of the hosting containers owned by the joint venture is occupied by clients, although the joint venture is aggressively trying to fill the remaining capacity with hosting clients.

On April 29, 2024, the joint venture executed an energy services agreement for the site that runs from May 1, 2024 to April 30, 2025. Under the current agreement, the site will receive electricity at the prevailing rate plus $0.0055 per kwh. The joint venture is not obligated to purchase any specific quantity of electricity, and employs software which automatically discontinues mining operations when the prevailing rate exceeds certain levels.

Murray, Kentucky Operations

On October 4, 2023, the Company purchased 1,050 used ASIC miners from Luxor Technology Corporation (“Luxor”) for $488,775, and simultaneously entered into a Co-Location Services Agreement to host the miners at a hosting facility owned by Soluna SW, LLC (“Soluna”) in Murray, Kentucky. We subsequently added 45 ASIC miners in May 2024 that we purchased from Soluna. The hosting agreement with Soluna has a term of 18 months, and provides that the Company is obligated to reimburse Soluna for the actual cost of the electricity used by the Company’s machines and pay a hosting fee equal to 50% of the net profit generated by the machines each month. The hosting fee is payable in bitcoin. The hosting facility has an electricity cost of $0.025 per kwh and guarantees uptime of 83% per week.

Miner Summary

Set forth below is a summary of the Company’s ASIC miner inventory as of May 31, 2024:

Site	Present	Installed	In Transit	Needing Repair	Immersion/Air-cooled
Trinidad	366	333	–	–	Immersion
Pecos, Texas	145	145	–	–	Immersion
Murray, Kentucky	1,095	1,095	–	–	Air Cooled
Other	–	–	–	85	n/a
Total	1,606	1,573	–	85

Results of Operations

Comparison of Results of Operations for the Three Months Ended May 31, 2024 and May 31, 2023.

Revenues

During the three months ended May 31, 2024, the Company generated $1,224,992 of revenue, compared to $142,126 of revenue in the three months ended May 31, 2023.

During the three months ended May 31, 2024, the Company generated $1,187,759 in Bitcoin revenue from self-mining digital assets, compared to $128,479 of revenue from self-mining in the three months ended May 31, 2023. At May 31, 2024, the Company owned 1,691 miners, of which 1,573 were deployed for self-mining. The number of undeployed miners was mainly impacted by miners that were offline due to maintenance issues. Mining revenue should be lower in future periods as a halving occurred in April 2024, which significantly reduced the rewards from mining. However, the impact of the halving was offset by a rise in the price of bitcoin due to fewer miners online after halving event, as has historically occurred after a halving event, and by the positive impact of “ordinals,” which are increased transaction fees that occur as parties have discovered ways to imbed data regarding other assets, such as art, in the bitcoin blockchain. Mining revenues in the three months ended May 31, 2024 were positively impacted due to resolution of operating issues at the Company’s first hosting facilities in Trinidad and Pecos, Texas, and the commencement of operations at a facility in Murray, Kentucky that is hosted by a third-party. Mining revenues were also positively impacted by a short-term lease of miners that the Company entered in March that expired when the halving occurred in April 2024.

Self-mining revenues in the three months ended May 31, 2024 were positively impacted by 4.70 bitcoin earned, with a value of $319,465, from operating 777 S-19 miners under a short-term lease from Luxor Technology Corporation (“LTC”) that began in March 8, 2024 and expired when the halving occurred on April 19, 2024.

Despite the expective favorable resolution of our dispute in Trinidad, we are currently focusing our efforts on the development of hosting centers in the United States and Canada, both directly and in joint ventures with third parties.

During the three months ended May 31, 2024 and May 31, 2023, the Company generated $20,471 in revenue from equipment sales, compared to $13,647 in revenue in the three months ended May 31, 2023. The revenue from equipment sales in the three months ended May 31, 2024 were derived from the following transactions:

•	In October 2022, the Company sold four hosting containers to a joint venture that was constructing a hosting facility in Texas for $1,200,000. The purchase price is payable pursuant to a promissory note bearing interest at 5% per annum, and is paid by 41 equal monthly payments of $31,204 commencing December 30, 2022.

•	In August 2022, the Company sold two hosting containers to a private party in Trinidad for $960,000. After a down payment of $50,000, the balance of the purchase price is payable pursuant to a promissory note bearing interest at 7.5% per annum, and is paid by 24 equal monthly payments of $40,950 commencing September 30, 2022. On February 1, 2023, the Company modified this agreement in conjunction with its entry into a new hosting agreement with the party, under which the Company agreed that the remaining principal balance of the note was $731,472, and that the note would be converted into an interest only note until August 31, 2024, at which time all principal and interest due is payable in full. In addition, the Company agreed to allow the note obligor to repay the note principal at a 10% discount if it was repaid prior to May 31, 2023. In March 2024, the note was further amended to extend the maturity date to December 31, 2024.

Under the guidelines of ASC 606, the Company reports revenue from both equipment sales described above under the installment sale method, under which the Company reports its gross profit on the sales as payments are received from the purchaser. During the three months ended May 31, 2024, the Company recorded $20,471 in equipment sales as a result of the receipt of three payments of $31,204 each on the October 2022 note. The current terms of the August 2022 note provide for only interest payments until December 31, 2024, at which time all principal and accrued interest is due. As a result, no revenue is recorded on the August 2022 note since all payments were of interest only.

In future periods, the Company expects to generate additional revenues from the resale of certain hosting equipment, primarily containers and transformers, and of miners in “buy/host” transactions, in which the Company sells miners already installed in its hosting facilities to buyers that simultaneously execute a hosting agreement for the purchased miners, and in some cases additional miners.

The Company generated $16,762 in revenues from hosting in the three months ended May 31, 2024, as compared to $-0- in hosting revenues in the three months ended May 31, 2023. The Company did not have any hosting clients during the three months ended May 31, 2023. In June 2023, the Company signed two new hosting clients. In the current market environment, the price of ASIC miners has fallen to the point that we believe self-mining is more profitable than hosting third party miners, however we will pursue hosting opportunities on a selective basis. While the Company still sees good opportunities to acquire mining equipment at attractive prices, the price of mining equipment has recently increased with the recent increase in the price of Bitcoin.

The primary factors that will impact our revenues in subsequent periods are described in the “—Overview” above.

Cost of Sales

Cost of sales were $1,003,305 in the three months ended May 31, 2024, compared to $72,392 in the three months ended May 31, 2023.

Cost of sales related to mining was $988,094 in the three months ended May 31, 2024, compared to $72,392 in the three months ended May 31, 2023. Cost of sales normally includes electricity, utilities, facilities costs, and supplies where we perform mining from our own facilities, but not depreciation of equipment, which is stated separately. Major components of cost of sales include rent to house mining and hosting equipment, electricity, and supplies. Where our miners are hosted by third parties, cost of sales normally includes hosting fees and/or electricity costs. The Company believes that cost of sales related to mining as a percentage of revenues will be greater in future periods as revenues will be adversely impacted by a halving that occurred in April 2024.

Cost of sales related to mining was impacted by costs associated with operating 777 S-19 miners under a short-term lease from LTC that began on March 8, 2024 and expired when the halving occurred on April 19, 2024. The Company paid LTC 1.75 bitcoin upon entry into the lease and paid LTC 70% of all bitcoin mined during the lease term as rental payments. LTC was obligated to pay for all insurance on the units, repair and maintenance of the units, hosting fees, electricity costs, and any taxes assessed against the units. Total costs incurred by the Company in operating the leased miners was $337,341.

The table below describes the average cost of mining each bitcoin for the three months ended May 31, 2024 and May 31, 2023, and the total energy usage and cost per each kilowatt hour (“KWH”) utilized within our facilities.

	For the Three Months Ended	For the Three Months Ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	May 31 2024	May 31 2023

Cost of Mining - owned facilities
Cost of energy per bitcoin mined	$31,603.37	$–
Other direct costs of mining - non energy utilities per bitcoin mined	$20,034.53	$–
Cost to mine one bitcoin	$51,637.89	$–

Average revenue of each bitcoin mined	$66,526.02	$–
Cost of mining one bitcoin as % of average bitcoin mining revenue	77.62%

Cost of Mining - hosted facilities
Hosting fees expense per bitcoin	$41,918.84	$15,823.39

Cost to mine one bitcoin - Hosted	$41,918.84	$15,823.39

Average revenue of each bitcoin mined	$66,476.26	$27,023.48
Cost of mining one bitcoin as % of average bitcoin mining revenue	63.06%	58.55%

Statistics - owned facilities
Total bitcoin mined	2.54554732	–
Bitcoin mining revenue	$169,345.14	$–
Total miners - as of the periods ended	293	–
Total KWHs utilized	1617536.147	–
Total energy expense	$80,447.86	$–
Cost per KWH	$0.05	$–
Energy expense as % of bitcoin mining revenue, net	47.51%
Other direct costs of mining - non energy utilities	$50,998.84	$–

Statistics - hosted facilities
Total bitcoin mined	10.05033625	4.7543276
Bitcoin mining revenue	$668,108.80	$128,478.50
Total miners - as of the periods ended	1,313
Total KWHs utilized	6,653,427.30	1,481,730.60
Total energy expense	227377.5578	75229.59337
Cost per KWH	$0.03	$0.05
Energy expense as % of bitcoin mining revenue, net	34.03%	58.55%
Other direct costs of mining - non energy utilities	$193,920.88	$–

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

(3) Other direct costs of mining for owned facilities include electricity, utilities, facilities costs (mainly rent to house hosting equipment) and supplies.

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

Cost of sales related to hosting was $15,211 in the three months ended May 31, 2024, compared to $-0- in the three months ended May 31, 2023. Cost of sales normally includes utilities, facilities costs, and supplies. Unlike the cost of sales from mining, cost of sales from hosting does not include electricity costs, as such costs are passed on to the hosting client.

Cost of sales related to sales of mining equipment was $-0- for the three months ended May 31, 2024, compared to $-0- in the three months ended May 31, 2023. Cost of sales from equipment sales includes the purchase price of equipment sold, plus shipping and value added tax on the equipment for sales reported under the completed sales method. There is no cost of sales associated with equipment sales reported under the installment sales method. Cost of sales from equipment sales in the nine months ended May 31, 2024 and 2023 were low as a result of the fact that most of the equipment sales in those periods were reported under the installment sales method under the guidelines of ASC 606.

Operating Expenses

During the three months ended May 31, 2024, the Company incurred $751,712 in operating expenses, compared to $579,248 in operating expenses during the three months ended May 31, 2023. Major components of operating expenses for the 2024 period as compared to the 2023 period were:

	Three months ended	Three months ended	Percentage
	May 31, 2024	May 31, 2023	Change %

General and administrative expenses	$100,308	$183,610	(45)%
Depreciation	232,781	147,005	58%
Professional fees	116,734	143,580	(19)%
Related party compensation	349,584	110,712	216%
Realized gain from the sale of bitcoin	(43,183)	(5,659)	663%

Total operating expenses	$756,224	$579,248	31%

The higher level of operating expenses in the 2024 period as compared to the 2023 period is partly attributable to increased depreciation in 2024 as compared 2023 as a result of higher level of equipment in service, and increased related party compensation in 2024 as compared to 2023. Included in operating expenses in the three months ended May 31, 2024 was $279,496 in non-cash expenses due to the issuance of common stock for professional services and to related parties as compensation, as compared to $51,335 in the three months ended May 31, 2023. Additionally, we incurred $232,781 in depreciation expense in the three months ended May 31, 2024 due to the deployment of new mining equipment compared to $147,005 during the same three month period in 2023. The Company expects that operating expenses will trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs, such as increased depreciation expense due to the addition of new mining equipment and the completion of the buildout of the operating facilities.

Other Income (Expense)

During the three months ended May 31, 2024, the Company had $119,690 in other (expense), net as compared to $14,189 of other (expense) in the three months ended May 31, 2023. The significant increase in other (expense) was mainly attributable to a number of factors, including higher interest expense in the three months ended May 31, 2024 of $56,563 as compared to $28,622 in the three months ended May 31, 2023, which was due to higher outstanding loan balances during the 2024 period compared to the 2023 period. The Company also recorded a loss of $133,915 from the extinguishment of debt in the 2024 period compared to $-0- in the three-month 2023 period, a loss of $58,840 from the Company’s investment in ROC Digital in the 2024 period compared to $-0- in the 2023 period, offset by income of $114,835 from a change in derivative liability in 2024 as compared to $-0- in 2023.

In addition, the Company recorded interest income of $14,793 in the three months ended May 31, 2024 compared to $14,433 in the three months ended May 31, 2023.

Net (Loss)

As a result of the foregoing, during the three months ended May 31, 2024, the Company incurred a net loss of $6 or $(0.01) per share, as compared to a net loss of $523,704 or $(0.01) per share during the three months ended May 31, 2023. The increase in the Company’s net loss in the three months ended May 31, 2024, compared to the three months ended May 31, 2023, is attributable to the factors discussed above.

Comparison of Results of Operations for the Nine Months Ended May 31, 2024 and May 31, 2023.

Revenues

During the nine months ended May 31, 2024, the Company generated $2,627,913 of revenue, compared to $399,932 of revenue in the nine months ended May 31, 2023.

During the nine months ended May 31, 2024, the Company generated $2,378,507 in Bitcoin revenue from self-mining digital assets, compared to $261,921 of revenue from self-mining in the nine months ended May 31, 2023. At May 31, 2024, the Company owned 1,691 miners, of which 1,573 were deployed for self-mining. The number of undeployed miners was mainly impacted by miners that were offline due to maintenance issues. Mining revenue should be lower in future periods as a halving occurred in April 2024, which significantly reduced the rewards from mining. However, the impact of the halving was offset by a rise in the price of bitcoin due to fewer miners online after halving event, as has historically occurred after a halving event, and by the positive impact of “ordinals,” which are increased transaction fees that occur as parties have discovered ways to imbed data regarding other assets, such as art, in the bitcoin blockchain. Mining revenues in the nine months ended May 31, 2024 were positively impacted due to resolution of operating issues at the Company’s first hosting facilities in Trinidad and Pecos, Texas, and the commencement of operations at a facility in Murray, Kentucky that is hosted by a third-party. Mining revenues were also positively impacted by a short-term lease of miners that the Company entered in March that expired when the halving occurred in April 2024.

Self-mining revenues in the three months ended May 31, 2024 were positively impacted by 4.70 bitcoin earned, with a value of $319,465, from operating 777 S-19 miners under a short-term lease from Luxor Technology Corporation that began in March 8, 2024 and expired when the halving occurred on April 19, 2024.

Despite the expective favorable resolution of our dispute in Trinidad, we are currently focusing our efforts on the development of hosting centers in the United States and Canada, both directly and in joint ventures with third parties.

During the nine months ended May 31, 2024 and May 31, 2023, the Company generated $210,662 in revenue from equipment sales, compared to $138,011 in revenue in the nine months ended May 31, 2023. The revenue from equipment sales in the nine months ended May 31, 2024 were derived from the following transactions:

•	In October 2022, the Company sold four hosting containers to a joint venture that was constructing a hosting facility in Texas for $1,200,000. The purchase price is payable pursuant to a promissory note bearing interest at 5% per annum, and is paid by 41 equal monthly payments of $31,204 commencing December 30, 2022.

•	In August 2022, the Company sold two hosting containers to a private party in Trinidad for $960,000. After a down payment of $50,000, the balance of the purchase price is payable pursuant to a promissory note bearing interest at 7.5% per annum, and is paid by 24 equal monthly payments of $40,950 commencing September 30, 2022. On February 1, 2023, the Company modified this agreement in conjunction with its entry into a new hosting agreement with the party, under which the Company agreed that the remaining principal balance of the note was $731,472, and that the note would be converted into an interest only note until August 31, 2024, at which time all principal and interest due is payable in full. In addition, the Company agreed to allow the note obligor to repay the note principal at a 10% discount if it was repaid prior to May 31, 2023. In March 2024, the note was further amended to extend the maturity date to December 31, 2024.

Under the guidelines of ASC 606, the Company reports revenue from both equipment sales described above under the installment sale method, under which the Company reports its gross profit on the sales as payments are received from the purchaser. During the nine months ended May 31, 2024, the Company recorded $61,412 in equipment sales as a result of the receipt of nine payments of $31,204 each on the October 2022 note. The current terms of the August 2022 note provide for only interest payments until December 31, 2024, at which time all principal and accrued interest is due. As a result, no revenue is recorded on the August 2022 note since all payments were of interest only.

During the nine months ended May 31, 2024, the Company sold 100 new ASIC miners to a third party for $149,250. Under the guidelines of ASC 606, the Company reported revenue from the June 2023 equipment sales under the completed sale method.

In future periods, the Company expects to generate additional revenues from the resale of certain hosting equipment, primarily containers and transformers, and of miners in “buy/host” transactions, in which the Company sells miners already installed in its hosting facilities to buyers that simultaneously execute a hosting agreement for the purchased miners, and in some cases additional miners.

The Company generated $38,743 in revenues from hosting in the nine months ended May 31, 2024, as compared to $-0- in hosting revenues in the nine months ended May 31, 2023. The Company did not have any hosting clients during the nine months ended May 31, 2023. In June 2023, the Company signed two new hosting clients. In the current market environment, the price of ASIC miners has fallen to the point that we believe self-mining is more profitable than hosting third party miners, however we will pursue hosting opportunities on a selective basis. While the Company still sees good opportunities to acquire mining equipment at attractive prices, the price of mining equipment has recently increased with the recent increase in the price of Bitcoin.

The primary factors that will impact our revenues in subsequent periods are described in the “—Overview” above.

Cost of Sales

Cost of sales were $1,978,522 in the nine months ended May 31, 2024, compared to $286,233 in the nine months ended May 31, 2023.

Cost of sales related to mining was $1,767,885 in the nine months ended May 31, 2024, compared to $241,743 in the nine months ended May 31, 2023. Cost of sales normally includes electricity, utilities, facilities costs, and supplies where we perform mining from our own facilities, but not depreciation of equipment, which is stated separately. Major components of cost of sales include rent to house mining and hosting equipment, electricity, and supplies. Where our miners are hosted by third parties, cost of sales normally includes hosting fees and/or electricity costs. The Company believes that cost of sales related to mining as a percentage of revenues will be greater in future periods as revenues will be adversely impacted by a halving that occurred in April 2024.

Cost of sales related to mining was impacted by costs associated with operating 777 S-19 miners under a short-term lease from LTC that began on March 8, 2024 and expired when the halving occurred on April 19, 2024. The Company paid LTC 1.75 bitcoin upon entry into the lease and paid LTC 70% of all bitcoin mined during the lease term as rental payments. LTC was obligated to pay for all insurance on the units, repair and maintenance of the units, hosting fees, electricity costs, and any taxes assessed against the units. Total costs incurred by the Company in operating the leased miners was $337,341.

The table below describes the average cost of mining each bitcoin for the nine months ended May 31, 2024 and May 31, 2023, and the total energy usage and cost per each kilowatt hour (“KWH”) utilized within our facilities.

	For the Nine Months Ended	For the Nine Months Ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	May 31 2024	May 31 2023

Cost of Mining - owned facilities
Cost of energy per bitcoin mined	$22,270.46	$–
Other direct costs of mining - non energy utilities per bitcoin mined	$14,347.09	$–
Cost to mine one bitcoin	$36,617.55	$–

Average revenue of each bitcoin mined	$48,938.34	$–
Cost of mining one bitcoin as % of average bitcoin mining revenue	74.82%

Cost of Mining - hosted facilities
Hosting fees expense per bitcoin	$29,990.47	$18,023.28

Cost to mine one bitcoin - Hosted	$29,990.47	$18,023.28

Average revenue of each bitcoin mined	$48,590.69	$23,473.64
Cost of mining one bitcoin as % of average bitcoin mining revenue	61.72%	76.78%

Statistics - owned facilities
Total bitcoin mined	7.73501378	–
Bitcoin mining revenue	$378,538.72	$–
Total miners - as of the periods ended	293	–
Total KWHs utilized	3549179.484	–
Total energy expense	$172,262.28	$–
Cost per KWH	$0.05	$–
Energy expense as % of bitcoin mining revenue, net	45.51%	–
Other direct costs of mining - non energy utilities	$110,974.94	$–

Statistics - hosted facilities
Total bitcoin mined	34.03642394	11.158081
Bitcoin mining revenue	$1,653,853.31	$261,920.83
Total miners - as of the periods ended	1,313
Total KWHs utilized	16,526,381.40	3,098,443.72
Total energy expense	$580,434.30	$162,737.25
Cost per KWH	$0.04	$0.05
Energy expense as % of bitcoin mining revenue, net	35.10%	62.13%
Other direct costs of mining - non energy utilities	$440,334.11	$38,368.00

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

(3) Other direct costs of mining for owned facilities include electricity, utilities, facilities costs (mainly rent to house hosting equipment) and supplies.

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

Cost of sales related to hosting was $29,746 in the nine months ended May 31, 2024, compared to $-0- in the nine months ended May 31, 2023. Cost of sales normally includes utilities, facilities costs, and supplies. Unlike cost of sales from mining, cost of sales from hosting does not include electricity costs, as such costs are passed on to the hosting client.

Cost of sales related to sales of mining equipment was $180,891 for the nine months ended May 31, 2024, compared to $44,580 in the nine months ended May 31, 2023. Cost of sales from equipment sales includes the purchase price of equipment sold, plus shipping and value added tax on the equipment for sales reported under the completed sales method. There is no cost of sales associated with equipment sales reported under the installment sales method. Cost of sales from equipment sales in the nine months ended May 31, 2024 and 2023 were low as a result of the fact that most of the equipment sales in those periods were reported under the installment sales method under the guidelines of ASC 606.

Operating Expenses

During the nine months ended May 31, 2024, the Company incurred $2,431,889 in operating expenses, compared to $1,403,965 in operating expenses during the nine months ended May 31, 2023. Major components of operating expenses for the 2024 period as compared to the 2023 period were:

	Nine months ended	Nine months ended	Percentage
	May 31, 2024	May 31, 2023	Change %

General and administrative expenses	$399,753	$244,723	63%
Depreciation	684,564	294,270	133%
Professional fees	420,124	406,383	3%
Related party compensation	1,053,733	350,536	201%
Impairment of fixed assets	–	122,950	n/a
Realized gain from the sale of bitcoin	(119,774)	(18,420)	563%
Impairment of cryptocurrency		3,523	n/a
Total operating expenses	$2,436,401	$1,403,965	74%

The higher level of operating expenses in the 2024 period as compared to the 2023 period is partly attributable to increased depreciation in 2024 as compared 2023 as a result of higher level of equipment in service, and increased related party compensation in 2024 as compared to 2023. Included in operating expenses in the nine months ended May 31, 2024 was $834,427 in non-cash expenses due to the issuance of common stock for professional services and to related parties as compensation, as compared to $418,649 in the nine months ended May 31, 2023. Additionally, we incurred $684,564 in depreciation expense in the nine months ended May 31, 2024 due to the deployment of new mining equipment compared to $294,270 during the same nine month period in 2023. The Company expects that operating expenses will trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs, such as increased depreciation expense due to the addition of new mining equipment and the completion of the buildout of the operating facilities.

Other Income (Expense)

During the nine months ended May 31, 2024, the Company had $691,622 in other (expense), net as compared to $11,418 of other income, net in the nine months ended May 31, 2023. The significant increase in other (expense) was mainly attributable to a number of factors, including higher interest expense in the nine months ended May 31, 2024 of $210,262 as compared to $55,641 in the nine months ended May 31, 2023, which was due to higher outstanding loan balances during the 2024 period compared to the 2023 period. The Company also recorded a loss of $355,123 from the extinguishment of debt in the 2024 period compared to $-0- in the three-month 2023 period, and a loss of $170,613 from the Company’s investment in the ROC Digital joint venture in the 2024 period compared to $-0- in the 2023 period.

In addition, the Company recorded interest income of $44,376 in the nine months ended May 31, 2024 compared to $27,284 in the nine months ended May 31, 2023.

Net (Loss)

As a result of the foregoing, during the nine months ended May 31, 2024, the Company incurred a net loss of $2,474,120 or $(0.05) per share, as compared to a net loss of $1,301,775 or $(0.03) per share during the nine months ended May 31, 2023. The increase in the Company’s net loss in the nine months ended May 31, 2024, compared to the nine months ended May 31, 2023, is attributable to the factors discussed above.

Liquidity and Capital Resources

As of May 31, 2024, the Company had $281,004 in cash on hand.

During the nine months ended May 31, 2024, the Company had a net loss of $2,478,632.

Cash flows used in operating activities were $247,017 for the nine months ended May 31, 2024, compared to cash flows used of $443,025 for the nine months ended May 31, 2023. The decrease in cash flows used in operating activities for the nine months ended May 31, 2024 was primarily attributable a change in balance sheet accounts in 2024 compared to 2023, offset by a decrease in profitability in 2024 net of non-cash items. Prepaid expenses increased by $673,703 during the nine months ended May 31, 2024 as compared to $100,000 in the nine months ended May 31, 2023, primarily as a result of a deposit of $670,000 paid in the 2024 period for transformers that are being resold. Customer advances increased by $703,500 in the nine months ended May 31, 2024 as compared to $-0- in the nine months ended May 31, 2023, all of which is the result of a deposit received for the transformer sale previously discussed. Accounts payable increased by $484,241 in the nine months ended May 31, 2024 as compared to a decrease of $32,032 in the nine months ended May 31, 2023, primarily as a result amounts due consultants in the amount of $155,320 which was payable in 353,000 shares of common stock (and will be paid after July 15, 2024), and $125,000 due to an employee which was settled after May 31, 2024.

Cash flows used in investing activities were $67,526 for the nine months ended May 31, 2024, compared to cash flows used in investing activities of $731,100 for the nine months ended May 31, 2023. Cash flows used in investing activities consisted primarily of purchases of $75,934 and $731,100 in equipment, respectively in the 2024 and 2023 periods. In the 2024 period the Company also received a return on investment of $8,408.

Cash flows provided by financing activities were $325,000 for the nine months ended May 31, 2024, compared to cash flows provided by financing activities of $1,300,000 for the nine months ended May 31, 2023. The cash flows provided by financing activities in both periods in both the 2024 and 2023 period were made pursuant to a line of credit with Innovative Digital Investors Emerging Technology, L.P. (“IDI”), a limited partnership controlled by Jonathan Bates, our Chairman, and Raymond Mow, our chief financial officer.

On October 19, 2022, the Company entered into a new Line of Credit Agreement with IDI (the “2022 LOC Agreement”), under which the Company has the right to borrow up to $1,000,000 to finance the purchase of equipment necessary for the operation of the Company’s business, and related working capital. Loans under the 2022 LOC Agreement accrue interest at twelve percent (12%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. Effective May 13, 2023, the Company and IDI amended the 2022 LOC Agreement. As amended, the 2022 LOC Agreement allows the Company to up to $1,750,000 thereunder until December 1, 2023. Each draw request is subject to the approval of IDI in its sole discretion. As amended, all principal and interest due under the 2022 LOC Agreement are due and payable on December 1, 2024. As of May 31, 2024, the amount borrowed under the 2022 LOC Agreement was $1,625,000.

The Company believes that cash on hand, amounts that it may borrow under the 2022 LOC Agreement, expected receipts from the sale of equipment, and revenues from self-mining and hosting will provide it with sufficient liquidity to fund its operations for the next 12 months. The Company expects revenue from self-mining to decrease following the halving that occurred in April 2024, but the decrease will be mitigated by an expected increase in the price of bitcoin, as has typically happened following a halving event, as well as increased cash flow from our Murray, Kentucky miners after the derivative financing used to acquire them is repaid. The halving reduced the block rewards from mining by exactly 50%. However, the halving did not reduce revenues from self-mining by exactly 50% since part of the rewards consist of transaction fees which are not impacted by the halving. In recent periods, transaction fees have made up an ever-increasing share of mining revenue due to the impact of “ordinals,” which are increased transaction fees that occur as parties have discovered ways to imbed data regarding other assets, such as art, in the bitcoin blockchain. In past halving events, the price of bitcoin typically increased in the nine months after the halving event, in part as a result of the retirement of miners that were rendered uneconomic as a result of the reduced rewards. Furthermore, there had already been a sufficient increase in the price of bitcoin this fiscal year, which lessened the impact of the halving event. Nevertheless, the halving event has increased the difficulty of predicting cash flows from mining activities for all industry participants, including the Company.

The Company also expects to receive approximately $4,572 in interest payments monthly from the sale of two immersion containers in August 2022, and approximately $31,000 per month from the sale of four immersion containers to a joint venture in which the Company is both a lender to and equity investor. While the Company is scheduled to receive a balloon payment of approximately $734,000 in principal in December 2024, the Company expects to extend the maturity of that note to a later date. The Company does not budget to include any further equity distributions from ROC Digital in the short-term, as ROC Digital currently has significant vacancies in its facilities as a result of the expiration of major hosting client agreements in April 2024, and it is unknown how long it will take the joint venture to fill the facility with a new hosting client or its own miners.  The Company does not budget to include any proceeds from the exercise of its outstanding warrants because it is not able to predict when or if the market price of its common stock will exceed the exercise price of its warrants. Nevertheless, the Company still may not achieve profitable operations within the next 12 months. In that event, the Company may need to raise additional capital or liquidate part of its operations to sustain its business. At this time, the Company does not have any commitments for additional capital after the next 12 months, and there is no assurance that it be able to locate additional capital on terms that are not unduly dilutive to existing shareholders.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our Principal Executive Officer and Principal Financial Officer, with the assistance of management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2024. These controls are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the quarter ended May 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. However, please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, Item IA. of our Annual Report on Form 10-K for the year ended August 31, 2023, as updated in our Quarterly Reports on Form 10-Q for the periods ending November 30, 2023 and February 29, 2024, which could materially affect our business, financial condition or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the three months ended May 31, 2024, the Company issued securities in the following private transactions:

•	90,909 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $40,000 or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

All of the securities were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended May 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BITMINE IMMERSION TECHNOLOGIES, INC.

Dated: July 15, 2024	By:	/s/ Jonathan Bates
Jonathan Bates, Chief Executive Officer (Principal Executive Officer)

Dated: July 15, 2024	By:	/s/ Raymond Mow
Raymond Mow Chief Financial Officer (Principal Financial and Accounting Officer)

