Form 10-K
period 2024-08-31
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2024-12-09
CIK 1829311

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56220

BITMINE IMMERSION TECHNOLOGIES, INC.

Delaware	84-3986354
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10845 Griffith Peak Dr. #2

Las Vegas, NV 89135

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

As of February 29, 2024 (the last trading day of the registrant’s second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant, based on the $0.685 closing price of the registrant’s common stock as reported on the OTC Markets on that date, was approximately $16,621,967. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of December 6, 2024 there were 39,667,607 shares of common stock of the registrant issued and outstanding.

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

Our digital asset mining operation is focused on the generation of digital assets by solving complex cryptographic algorithms to validate transactions on specific digital asset network blockchains, which is commonly referred to as “mining.” Mining requires the use of specialized computers equipped with application-specific integrated circuit (ASIC) chips (known as “miners”) to solve complex cryptographic algorithms in support of the bitcoin blockchain (in a process known as “solving a block”) in exchange for digital asset rewards (to date, only bitcoin). Whether we are hosting our client’s computers or mining for our own account with our own computers, the miners participate in “mining pools” organized by “mining pool operators” in which we or our clients share mining power (known as “hash rate”) with the hash rate generated by other miners participating in the pool to earn digital asset rewards. The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. Fees are paid to the mining pool operator to cover the costs of maintaining the pool. The pool uses software that coordinates the pool members’ mining power, identifies new block rewards, and records how much hash rate each participant contributes to the pool. Pools typically pay rewards in different ways: as a percentage of the total reward received by the mining pool each day based on each pool participant’s proportionate share of hashing power provided that day (the “Pay-Per-Share Method”); or based on the theoretical reward the pool participant should have received each day based on its hashing power contributed to the pool each day times the difficulty index (the “Full-Pay-Per-Share Method”). We only use mining pools that pay rewards under the Full-Pay-Per-Share Method.

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

Trinidad Operations

We initially decided to locate our initial facilities in Trinidad, because it has some of the cheapest electricity in the world due to its abundant supplies of oil and gas and because some of our technical staff is located there. We have entered into an agreement with Telecommunications Services of Trinidad & Tobago Limited (“TSTT”), the largest and oldest telecom company in Trinidad, to co-locate up to 125 800 kw containers for hosting digital asset miners. TSTT has up to 93 potential locations for co-location of our containers. Under the agreement, we have the option, but not the obligation, to co-locate containers at our own pace. We pay a fixed amount per container, plus the actual electricity costs incurred by our containers in the amount billed to TSTT by the local utility without any markup. The agreement provides that our hosting containers will be billed for electricity usage at the local utility’s standard rates, which is the greater of 3.5 cents per kwh or 75% of the declared reserve capacity, which is equal to the customer’s highest expected monthly kilovolt-ampere demand at $7.40. The term of the agreement expires on October 14, 2031. We have the right to terminate our agreement with TSTT at any time that the price for electricity consumption exceeds $0.05 per kwh.

In October 2022, we completed the installation of initial hosting containers under our agreement with TSTT. However, prior to commencing operations, TSTT advised us that the utility refused to honor its existing agreement with TSTT with respect to electricity supplied to our pilot hosting site, and instead indicated that the rate would be approximately $0.09 per kwh, which TSTT disputed. The dispute has been resolved, the site became operational in October 2023, and our rate for electricity is TSTT’s existing rate of 3.5 cents per kwh or 75% of the declared reserve capacity, which is equal to the customer’s highest expected monthly kilovolt-ampere demand at $7.40.

While our TSTT site was delayed pending electrification, we entered into a hosting agreement with a third party in Trinidad to host up to 192 miners in one immersion container until December 31, 2024. We had previously sold two containers to the third party under a long-term note secured by the containers. In July 2024, we foreclosed on the containers as a result of a default by the third party on the note. We moved our miners to our existing TSTT site, where we now have 440 operational miners as of December 5, 2024. We are currently evaluating other TSTT sites as a location for the two repossessed immersion containers.

We are also leasing space from a third party on an at-will basis to co-host 60 miners, for which we pay a flat rate of $0.06 per kwh each month. We ultimately intend to move all of our miners in Trinidad to our TSTT hosting facilities.

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

Pecos, Texas Operations

In October 2022, we entered into a joint venture arrangement with ROC Digital Mining Manager LLC (“ROC Manager”) to jointly develop and operate a bitcoin mining operation in Pecos, Texas. Under the joint venture, we contributed one immersion container, six transformers and cash with a value of $987,429 as a capital contribution to ROC Digital Mining I, LLC (the “ROC Digital”). In return, we received 240 Class B Units of ROC Digital pursuant to an ongoing offering of a total of 1,000 Class B Units at $4,400 per unit. An affiliate of ROC Manager also contributed an immersion container. We simultaneously sold ROC Digital four immersion containers for $1,200,000, which is payable pursuant to a promissory note the bears interest at 5% per annum, and is payable pursuant to monthly payments of $31,203.64 per month commencing on December 30, 2022, with any remaining principal and interest payable in full on May 31, 2026. The note is secured by the equipment that was sold. We also obtained the right to locate one container at the location that we would be able to use for self-mining. As of August 31, 2024 the principal amount due on the note receivable from ROC Digital was $655,277.

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

ROC Digital is managed by ROC Manager, which owns all of the Class A Units of ROC Digital. The Class A Units have the sole right to vote on any matter that requires a vote of members, including in the selection of the manager. We own 33 1/3% of ROC Manager. ROC Manager is managed by from one to three managers selected by a vote of the members. We do not currently have a representative or designee serving as manager of ROC Manager. However, the operating agreement for ROC Manager provides that ROC Manager may not take a number of actions in relation to ROC Digital without the unanimous consent of its members, such as incurring more than $50,000 of indebtedness, approval of operating budget, filing for bankruptcy, making any material change in ROC Digital’s business, merging, consolidating or combining ROC Digital with another entity, selling off a substantial part of ROC Digital’s assets, amending the operating agreement of ROC Digital, or causing ROC Digital to enter into any agreement with a related party.

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

ROC Manager initially expected the site would be operational by December 31, 2022. After the site work was substantially completed, the commencement of operations was delayed as a result of a request by the electricity provider for an additional deposit as a result of recent bankruptcies in the mining and hosting industry. In addition, a dispute with the joint venture’s vendor for ASIC miners delayed the delivery of miners for the facility.

In April 2023, the joint venture entered into a new one year agreement with the electricity provider, under which the site received electricity at $0.03991 per kwh for at least 95% of the annualized hourly intervals during the period. The initial agreement had a term of four years and seven months, and supplied electricity at $0.06896 per kwh, which the joint venture expected to reduce by reselling electricity during peak periods. The new agreement provided the joint venture with more predictable pricing, although a new agreement will need to be negotiated after the one year term. At the same time, we finalized a hosting agreement with the joint venture, under which we will locate one immersion container at the site for $500 per month, plus payment of our pro rata share of electricity, internet and insurance for the site. Under the hosting agreement, we also agreed to contribute $100,000 toward the electricity deposit for the site, which is refundable to us at the earlier of the date the electricity provider releases the deposit or 90 days after the expiration or termination of the hosting agreement. The hosting agreement has a term of one year, subject to our right to renew the agreement for two one year terms after receipt of notice of the renewal terms of the joint venture’s electricity supply agreement for the upcoming year. The site became fully electrified in June 2023. As of December 5, 2024, we had deployed 96 Antminer S-19 pro miners to our hosting container at the site. The joint venture initially filled its six immersion containers with ASIC miners provided by hosting clients, although most of the hosting clients agreements terminated in April 2024.  Currently, approximately five of the hosting containers owned by the joint venture are fully or partially occupied by clients, although the joint venture is aggressively trying to fill the remaining capacity with hosting clients. The joint venture also owns two immersion containers which are not installed, but will be if hosting demand warrants.

On April 29, 2024, the joint venture executed an energy services agreement for the site that runs from May 1, 2024 to April 30, 2025. Under the current agreement, the site will receive electricity at the prevailing rate plus $0.0055 per kwh. The joint venture is not obligated to purchase any specific quantity of electricity, and employs software which automatically discontinues mining operations when the prevailing rate exceeds certain levels. In April 2024, we renewed our hosting contract with the joint venture for an additional year.

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

Revenue Sources

Our revenue will consist primarily of bitcoin generated from our self-mining operations, and secondarily from sales of mining equipment. We also may generate revenue from hosting fees to the extent we enter into hosting contracts with third party miners.

•	Digital asset mining income. We conduct proprietary digital asset mining operations using specialized computers equipped with application-specific integrated circuit (ASIC) chips (known as “miners”) to solve complex cryptographic algorithms in support of the bitcoin blockchain (in a process known as “solving a block”) in exchange for digital asset rewards (to date, only bitcoin). The Company participates in “mining pools” organized by “mining pool operators” in which we share our mining power (known as “hash rate”) with the hash rate generated by other miners participating in the pool to earn digital asset rewards. The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. Fees are paid to the mining pool operator to cover the costs of maintaining the pool. The pool uses software that coordinates the pool members’ mining power, identifies new block rewards, and records how much hash rate each participant contributes to the pool. Pools typically pay rewards in different ways: as a percentage of the total reward received by the mining pool each day based on each pool participant’s proportionate share of hashing power provided that day (the “Pay-Per-Share Method”); or based on the theoretical reward the pool participant should have received each day based on its hashing power contributed to the pool each day times the difficulty index (the “Full-Pay-Per-Share Method”). We only use mining pools that pay rewards under the Full-Pay-Per-Share Method. Revenues from digital asset mining are impacted by volatility in bitcoin prices, as well as increases in the bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks.

•	Equipment sales to customers and related parties. Equipment sales to customers and related parties is derived from our ability to leverage our partnerships with leading equipment manufacturers to secure equipment in advance, which is then sold to our customers and related parties. Our equipment sales are typically in connection with a hosting contract, but we have sold equipment to parties that are not hosting customers where the terms are attractive.

•	Hosting revenue from customers and related parties. Hosting revenue from customers and related parties is based on consumption-based contracts with our customers and related parties. Most contracts are renewable, and our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which vary from one to three years in length. Our typical agreement provides for full reimbursement of the client’s share of electricity costs of the hosting facility, and a percentage of bitcoin generated by the client’s activities. The percentage is negotiable on a case-by-case basis but is expected to average 25% of revenues. In addition, we may earn minor services revenue from equipment repairs and handling shipping logistics. We do not indemnify our hosting clients against loss. The agreements are normally terminable in the event of a default by either party. The agreements are often subject to suspension in the event force majeure events or when the prevailing gross margins on digital asset mining are not positive. In addition, some of our agreements may allow a client to terminate the agreement in the event the price of electricity exceeds a certain benchmark, which is negotiated on a case-by-case basis based on the location of the hosting facility. Our hosting customers may supply their own equipment or may purchase the equipment from us. Our hosting customers may select the mining pool that they want to use or use the mining pool that the Company uses for its own self-mining.

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

We do not have a set policy in regard to how long we hold digital assets that we receive as payment, although our practice has been to immediately sell digital assets as needed to pay operating expenses or for capital expenditures. We do not plan to hold any digital assets that we receive as a long-term investment. We currently hold substantially all of our digital assets at BitGo Trust, a well-known custodian. We seek to minimize the risk of a failure of any bitcoin exchange by maintaining accounts at more than one exchange. In that regard, we have an account with Gemini Trust Company, LLC, which is a qualified custodian regulated by the New York Department of Financial Services, to which we can transfer any digital assets that we decide to liquidate immediately prior to their liquidation. Assets that we liquidate through Gemini are generally transferred to Gemini from a cold storage wallet immediately prior to liquidation. We store a de minimis amount of digital assets at Gemini.

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

We do not have a fixed policy regarding fiat currencies, other than to immediately sell enough to cover operating expenses, to sell enough to cover capital expenses when required, and to ultimately sell all of it when needs arise. We do not plan to leverage our balance sheet in order to hold bitcoin.

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

Performance Metrics

Hash Rate

Miners perform computational operations in support of digital asset blockchains measured in “hash rate” or “hashes per second.” A “hash” is the computation run by mining hardware in support of the blockchain; therefore, a miner’s “hash rate” refers to the rate at which it is capable of solving such computations. The original equipment used for mining bitcoin utilized the Central Processing Unit (“CPU”) of a computer to mine various forms of digital assets. Due to performance limitations, CPU mining was rapidly replaced by the Graphics Processing Unit (“GPU”), which offers significant performance advantages over CPUs. General purpose chipsets like CPUs and GPUs have since been replaced as the standard in the mining industry by ASIC chips such as those found in the S17, S19 and S21 miners that we and our customers use to mine bitcoin. These ASIC chips are designed specifically to maximize the rate of hashing operations.

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

Our current fleet of working miners has a j/TH efficiency of 31.8. We own a small number of less efficient machines, which are primarily in storage. We also own a small number of S-21's, with an efficiency of 18 j/TH. We hope and expect our machines in the future to be newer or current generation, with efficiency of 17-21 j/TH. We hope to slowly increase our fleet efficiency throughout calendar year 2025.

Halving

Further affecting the industry, and particularly for the bitcoin blockchain, the digital asset reward for solving a block is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in digital assets using a proof of work consensus algorithm. At a predetermined block, the mining reward is reduced by half, hence the term “halving.” For bitcoin the reward was initially set at 50 bitcoin currency rewards per block. The bitcoin blockchain has undergone halvings four times since its inception as follows: (1) on November 28, 2012, at block height 210,000; (2) on July 9, 2016, at block height 420,000; (3) on May 11, 2020, at block height 630,000; and (4) on April 19, 2024, at a block height of 840,000, when the reward was reduced to its current level of 3.125 bitcoin per block. The next halving for the bitcoin blockchain is currently anticipated to occur in 2028 at block height 1,050,000. Halvings will continue to occur until the total amount of bitcoin currency rewards issued reaches approximately 21 million and the theoretical supply of new bitcoin is exhausted, which is expected to occur around the year 2140.  Since the price of bitcoin is not adjusted proportionally after the halving, that means that each miner will produce exactly half the amount of bitcoin as it did prior to the halving from the same amount of processing power. This directly impacts the profitability of a miner immediately after the halving. Historically, these halving events have also been the impetus for the next bull market as the reduced rate of growth of bitcoin increases the perceived scarcity of the asset.

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

Equipment Costs

As the market value of digital assets increased in 2020 and 2021, the demand for the newest, most efficient miners also increased, leading to scarcity in the supply of and thereby a resulting increase in the price of miners. When the market value of digital assets declined in 2022 and 2023, the demand for all types of mines also decreased. As a result, the cost of new machines can be unpredictable. Additionally, the demand for hosting space in 2020 and 2021 increased the demand for the equipment necessary to build and operate hosting centers, which resulted in price increases and long lead times to acquire such equipment from manufacturers. With the decline in digital asset prices in 2022 and 2023, the market for hosting equipment has shifted back in favor of buyers, although not as much as has been the case with mining equipment. Our ability to secure the necessary equipment in a timely manner, while maintaining proper cost controls, will be key to our success.

Our Customers

Bitcoin is a global store of value and a medium of exchange used by people across the world as an asset and to conduct daily transactions. Mining bitcoin supports the global bitcoin blockchain and the millions of people that depend on it for economic security and other benefits. Strictly speaking, there is no customer market for mining bitcoin but we consider our mining pool operator a customer because it compensates us for providing processing power to the mining pool. As of December 5, 2024, approximately 85% of our mining capacity is located at third-party hosting firms and the remainder is located at our leased facilities. We may enter into contracts with third party miners to use our hosting capacity, in which event the third-party miners are our customers. However, we decided not to renew all of our hosting clients in our fiscal fourth quarter, and we not actively seeking other hosting clients, as we believe it is more profitable to utilize our hosting capacity for our own miners.

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

During 2023 and 2024, the bitcoin mining industry saw record growth as the price of bitcoin increased from the lows experienced in early 2023. We believe that one reason for the increase in the price of bitcoin starting in 2024 was due to a new source of demand, the eleven bitcoin spot Exchange Traded Funds (“ETFs”) approved to begin trading by the SEC on January 11, 2024. The ETFs, as an investment vehicle, provided a new access point for investors to gain exposure to bitcoin through more traditional methods resulting in the ETFs seeing a combined net inflow of approximately $18.5 billion through September 30, 2024. The increasing Bitcoin price renewed opportunities to access capital markets to fund growth, leading to unprecedent expansion in mining operations and resulting in a doubling in the size of provisioned hash calculation services on the network, as measured by total hash rate. Many bitcoin mining companies heavily invested in infrastructure, upgrading and expanding mining fleets in advance of the April 2024 bitcoin network halving. We expect competition within the mining industry to continue as long as bitcoin prices remain elevated or increase further.

Network difficulty, which is a measure of how hard it is for miners to solve a block on the bitcoin blockchain (and, thus, earn a mining reward), is determined by the network’s total hash rate (i.e., the total computational power devoted to solving a block), which is adjusted every 2,016 blocks (with a new block being added approximately every ten minutes). Therefore, as more miners join the network and the network’s global hash rate increases, its difficulty will increase. Accordingly, as market prices for bitcoin increase and more miners and hash rate are drawn onto the bitcoin network, network difficulty will continue to increase, meaning existing miners like us will need to increase their hash rate to maintain and improve their chances of earning a bitcoin mining reward. We anticipate the bitcoin network will continue to see increased competition and that 2024 will be a period of consolidation in the bitcoin mining industry.

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

Further, following the appreciation of the market price of bitcoin in the second half of 2020, we have observed increasing media attention directed at the environmental concerns associated with cryptocurrency mining, particularly its energy-intensive nature. While we do not believe any U.S.-based regulators have taken a position adverse to bitcoin mining, in March 2021, the governmental authorities for the Chinese province of Inner Mongolia, which at the time represented roughly 8% of the world’s total mining power, implemented an outright ban on bitcoin mining in the province due to the industry’s intense electrical power demands and its negative environmental impacts (both in terms of the waste produced by mining the rare Earth metals used to manufacture miners and the production of electrical power used in bitcoin mining). Later, China extended the ban to the entire nation of China, effective as of the end of July 2021. While the bitcoin mining industry was able to relocate to other locations outside of China, these actions serve as a stark reminder of the power of national and state governments to affect our industry through regulator action.

As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see the Section entitled “Risk Factors” herein.

Our Facilities

We initially planned to locate our initial facilities in Trinidad, because it has some of the cheapest electricity in the world due to its abundant supplies of oil and gas and because some of our technical staff is located there. We have entered into an agreement with Telecommunications Services of Trinidad & Tobago Limited (“TSTT”), the largest and oldest telecom company in Trinidad, to co-locate up to 125 800 kw containers for hosting digital asset miners. TSTT has up to 93 potential locations for co-location of our containers. Under the agreement, we have the option, but not the obligation, to co-locate containers at our own pace. We pay a fixed amount per container, plus the actual electricity costs incurred by our containers in the amount billed to TSTT by the local utility without any markup. The agreement provides that our hosting containers will be billed for electricity usage at the local utility’s standard rates, which is the greater of 3.5 cents per kwh or 75% of the declared reserve capacity, which is equal to the customer’s highest expected monthly kilovolt-ampere demand at $7.40. The term of the agreement expires on October 14, 2031. However, we have the right to terminate our agreement with TSTT at any time that the price for electricity consumption exceeds $0.05 per kwh. Also, both parties have the right to terminate the agreement on one month notice to the other party in either the third or sixth year of the term.

As of December 2021, household electricity prices in Trinidad and Tobago averaged 5.2 cents per kilowatt-hour, which is the average price among all households, which ranks it among the lowest rates available in the world. In particular, Trinidad and Tobago ranked 34th out of 148 countries surveyed in terms of the affordability of its electricity prices. In comparison, the average price in the United States for households was 16.2 cents per kwh, and in Canada was 10.7 cents per kwh. However, wholesale or bulk electricity rates, which are typically negotiated to commercial or industrial users, are typically lower than household rates. Most countries with lower rates have either unstable political environments or inadequate and unstable electrical infrastructure that make then unsuitable for data centers. See https://globalpetrolprices.com/electricity_prices/. The rate that we expect to pay is 3.5 cents per kwh, which is less than the average in Trinidad and Tobago, because electricity to our facilities will be supplied through TSTT’s contract with the local utility.

Our TSTT site became operational in October 2023, and our rate for electricity is TSTT’s existing rate of 3.5 cents per kwh or 75% of the declared reserve capacity, which is equal to the customer’s highest expected monthly kilovolt-ampere demand at $7.40. While our TSTT site was delayed pending electrification, we entered into an oral hosting agreement with a third party in Trinidad to co-host 60 miners on an at-will basis, for which we pay a flat rate of $0.06 per kwh each month. We ultimately intend to move all of our miners in Trinidad to our new TSTT hosting facilities.

In light of the recent developments in Trinidad, we are focusing our efforts in the near term on developing hosting locations in the United States and Canada. We now have a hosting facility in Pecos, Texas, and have an additional 1,095 miners hosted by a third party in Murray, Kentucky. See “Item 2. Properties” herein. We are exploring additional situations where medium to long-term power agreements may be available at affordable prices, whether using traditional power sources such as coal or natural gas, as well as environmentally friendly sources such as hydroelectric, wind and solar-backed projects, which might allow us to generate collateral revenue from the sale of excess power to the local utility grid and from the generation of saleable carbon credits.

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

Hosting Equipment

Our focus is to build data centers using immersion hosting containers. In 2021 and 2022, we purchased a total of ten immersion hosting containers from Submer for an average of approximately $269,000 each. We have deployed or sold the immersion containers as follows:

•	We installed two of the immersion containers at our initial co-location facility in Trinidad.

•	In August 2022, we sold two immersion containers to a third party in Trinidad for $960,000, of which $910,000 was payable over twenty five months with interest at 7.5% per annum, for monthly payments of $40,950 per month. In July 2024, we repossessed the immersion containers. We are currently evaluating different TSTT locations at which to deploy these containers, and expect to reinstall them in the first calendar quarter of 2025.

•	In October 2022, we sold four immersion containers to a joint venture with the ROC Digital joint venture for $1,200,000, and made an equity contribution of one immersion container. Our equity contribution also included six GE Protec 1500 KVA transformers valued at $125,000 each.

•	Under our agreement with ROC Digital, we installed one container at the joint venture’s hosting site, which we are using for self-mining.

Although we originally bought our immersion containers with the intention of using them purely for hosting third party equipment, we elected to sell or contribute six of the containers because we were offered an attractive price for them and because we did not have a suitable location to install them in the short-term. While we do not have any agreements to purchase additional immersion containers from Submer, we believe that additional immersion containers are available for purchase from Submer or other vendors as we need them for additional hosting facilities.

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

As of December 5, 2024, we own a total of 4,725 miners, consisting of: 121 Whatsminers, 72 Antminer T-19s, and 4532 Antminer S-19s (not including retired miners). For our current inventory of miners, we paid an average of approximately $550 per machine, or $5.58 per terahash. The miners that we owned as of December 5, 2024 have an average mining efficiency of 31.83 j/TH.

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

Employees and Independent Contractors

As of December 5, 2024, we had seven employees and independent contractors, which do not include our officers who are performing services without a contract or compensation until we raise capital.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information included in this Annual Report.

Risks Related to Our Business

•	bitcoin prices are very volatile and this may affect our ability to effectively manage growth plans and our profitability;

•	If we fail to grow our hash rate, we may be unable to compete, and our results of operations could suffer.

•	Fluctuations in the price of bitcoin may significantly influence the market price of our bitcoin holdings and therefore the price of our common stock;

•	Further significant disruptions in the crypto asset markets, such as those experienced in the second half of 2022, may cause further material impairment of the value and use of our miners;

•	Political or economic crises may motivate large-scale sales of digital assets, which could result in a reduction in some or all digital assets’ values and adversely affect an investment in our securities;

•	Bitcoin is subject to halving and as such the reward for successfully solving a block will halve several times in the future and its value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts, which could cause us to cease our mining operations altogether and investors could suffer a complete loss of their investment;

•	Security threats to our business could result in a loss of our digital assets, or damage to our reputation and brand, each of which could adversely affect an investment in our securities;

•	The limited rights of legal recourse against us, and our lack of insurance protection exposes us and our stockholders to the risk of loss of our digital assets for which no person is liable;

•	We rely on third-party hosting, and as such, our operations could be adversely affected by the actions or inactions of such third-parties. Additionally, third-party hosting, among other things, often requires us to give the hosting company a first lien on the miners installed on the site and creates business risk for us.

Risks Related to Governmental Regulation and Enforcement

•	Regulatory changes or actions may restrict the use of bitcoins or the operation of the bitcoin network in a manner that adversely affects an investment in our securities;

•	Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, they may experience fraud, security failures or operational problems, which may adversely affect the value of our bitcoin;

•	If regulatory changes or interpretations require the regulation of bitcoins under the Securities Act and the Investment Company Act of 1940, as amended (the “Investment Act”) by the SEC, we may be required to register and comply with such regulations. To the extent we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease certain operations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors. This would likely have a material adverse effect on us and investors may lose their investment; and

•	Changing environmental regulation and public energy policy may expose our business to new risks.

Risks Related to Our Common Stock

•	Our stock price is volatile; and

•	Because there has been limited precedent set for financial accounting of bitcoin and other cryptocurrency assets, the determination that we have made for how to account for cryptocurrency assets transactions may be subject to change.

Risks Related to Our Business

Bitcoin prices are highly volatile, which may affect our ability to effectively manage growth plans and our profitability.

The price of bitcoin is extremely volatile. In 2023 the price range of bitcoin was approximately $16,600 to $42,800, and in 2024 the price range of bitcoin has been approximately $40,000 to $103,000 through December 5, 2024. The cost to mine a bitcoin is independent of the then current price of bitcoin, so when prices are low, the cost per coin to mine may consume much of our available cash, which means that there is less capital with which to invest in future company growth. Similarly, when prices are low, our profitability is decreased on a dollar-for-dollar basis correlated to the then price of bitcoin. Given the volatility of bitcoin, these factors render us unable to accurately predict in advance what our growth plans may be and accurately forecast any revenue and profitability projections for any reporting period.

The price of bitcoin may be influenced by regulatory, commercial, and technical factors that are highly uncertain.

Bitcoin and other digital assets are relatively novel and are subject to various risks and uncertainties that may adversely impact their price. For example, the application of securities laws and other regulations to such assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may create new regulations or interpret laws in a manner that adversely affects the price of bitcoin. The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin could depend on the following:

•	public familiarity with digital assets;

•	ease of buying and accessing bitcoin;

•	institutional demand for bitcoin as an investment asset;

•	consumer demand for bitcoin as a means of payment; and

•	the availability and popularity of alternatives to bitcoin.

Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term. Because bitcoin has no physical existence beyond the record of transactions on the bitcoin blockchain, a variety of technical factors related to the bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by “miners” who validate bitcoin transactions, inadequate mining fees to incentivize validating of bitcoin transactions, “hard forks” of the bitcoin blockchain, and advances in quantum computing could undercut the integrity of the bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin.

Fluctuations in the price of bitcoin may significantly influence the market price of our bitcoin holdings and therefore, the price of our common stock.

To the extent investors view the value of our common stock as linked to the value or change in the value of our bitcoin, fluctuations in the price of bitcoin may significantly influence the market price of our common stock.

If we fail to grow our hash rate, we may be unable to compete, and our results of operations could suffer.

Generally, a bitcoin miner’s chance of solving a block on the bitcoin blockchain and earning a bitcoin reward is a function of the miner’s hash rate (i.e., the amount of computing power devoted to supporting the bitcoin blockchain), relative to the global network hash rate. As greater adoption of bitcoin occurs, we expect the demand for bitcoin will increase further, drawing more mining companies into the industry and thereby increasing the global network hash rate. As new and more powerful miners are deployed, the global network hash rate will continue to increase, meaning a miner’s chance of earning bitcoin rewards will decline unless it deploys additional hash rate at pace with the industry.

Accordingly, to maintain our chances of earning new bitcoin rewards and remaining competitive in our industry, we must seek to continually add new miners to grow our hash rate at pace with the growth in the bitcoin global network hash rate. However, as demand miners has increased sharply, and we expect this process to continue in the future as demand for bitcoin increases. Therefore, if the price of bitcoin is not sufficiently high to allow us to fund our hash rate growth through new miner acquisitions and if we are otherwise unable to access additional capital to acquire these miners, our hash rate may stagnate and we may fall behind our competitors. If this happens, our chances of earning new bitcoin rewards would decline and, as such, our results of operations and financial condition may suffer.

We may not be able to obtain new hosting and transaction processing hardware or purchase such hardware at competitive prices during times of high demand, which could have a material adverse effect on our business, financial condition and results of operations.

Historically, an increase in interest and demand for digital assets has led to a shortage of hosting and transaction processing hardware and increased prices. As the price of digital assets increase, the profits that are generated from the mining those assets also increase, which causes more companies to enter the mining industry and existing companies to expand their mining operations. When that occurs, the demand for equipment may outpace supply and create mining machine equipment shortages. Currently, with the substantial increase in the price of bitcoin from its lows in late 2023, there is increased demand for new and used mining and hosting equipment. While we have not seen an uptick in the price of used mining equipment so far due to an overhang of supply on the market, we expect that prices will trend up in the near future if the bitcoin price of bitcoin remains constant or increases from its current level. In the short-term, a substantial increase in the price of bitcoin and associated equipment prices would improve the profitability of our existing operations, but in the long-term it could impair our ability to expand our operations or replace obsolete equipment, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is capital intensive, and failure to obtain the necessary capital when needed may force us to delay, limit or terminate our expansion efforts or other operations, which could have a material adverse effect on our business, financial condition and results of operations.

Part of our business plan is to construct, develop and operate digital asset mining facilities, and to mine digital assets for our own account in those facilities by means of a fleet of the latest generation mining equipment. We may also use our mining facilities to host third-party miners. However, the costs of constructing, developing, operating and maintaining digital asset mining and hosting facilities, and owning and operating a large fleet of the latest generation mining equipment, are substantial. We have completed our initial hosting facility in Trinidad which recently became operational. We are also a partner in a joint venture that recently completed a facility with a capacity of 5-6 MW in Texas, which became operational in June 2023. We currently lack the capital to open material additional facilities or materially expand our additional facilities. Without capital to construct new mining facilities, we have focused our efforts on acquiring miners which are hosting in mining facilities owned by third parties.

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

While our primary plan is to utilize our hosting facilities to mine bitcoin for our own account, we may utilize our hosting facilities to host third-party miners where we can do so on attractive terms. Our hosting success will depend our ability to attract hosting customers, which will depend our ability to offer competitive hosting terms and capabilities that enable our hosting clients to operate profitably. We may not be able to attract customers to our hosting capabilities for a number of reasons, including if:

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

Furthermore, all of the risks that exist for our mining business would also exist for our third-party hosting clients. The inability of our hosting clients to operate profitably could adversely impact on our hosting business, which could have a material adverse effect on our business, financial condition and results of operations.

Significant disruptions in the crypto asset markets, such as those experienced in the second half of 2022, may cause material impairment of the value and use of our miners.

During the fourth quarter of 2022, the per coin price of bitcoin reached a low of approximately $15,500 from a high of almost $21,500 earlier in the quarter. This decrease in the price of bitcoin, combined with general market sentiment caused in large part by the collapse of FTX Trading Ltd. (“FTX”) in November 2022 and various bitcoin company-related bankruptcies and restructurings, led to a material decline in the fair value of our miners during that period. Any future decrease in the value of bitcoin could cause us to record additional impairments in the value of our current and future assets.

In addition, if bitcoin prices dropped to levels below that experienced in 2022 and held at those levels for a significant period of time, it could impact our profitability such that we would possibly need to consider whether it would be prudent to leave certain of our miners idle until the price of bitcoin recovered.

Theoretically, there is a minimum bitcoin price that is so low that we would be incentivized to cease our mining operations, particularly where our operating costs exceed our revenues. However, this is a complex projection involving multiple ever-changing, dynamic variables. We have multiple mining sites and hosting partners, all with different hosting prices, electricity prices, and contract structures. These costs would need to be compared to the current revenue being produced by our miners.

Adverse developments in the blockchain industry and in the blockchain hosting market could have a material adverse effect on our business, financial condition and results of operations.

The blockchain industry faces a number of material risks, including those related to:

•	a decline in the adoption and use of bitcoin and other similar digital assets within the technology industry or a decline in value of digital assets;

•	increased costs of complying with existing or new government regulations applicable to digital assets and other factors;

•	a downturn in the market for blockchain hosting space generally, which could be caused by an oversupply of or reduced demand for blockchain space;

•	the rapid development of new technologies or the adoption of new industry standards that render the mining of digital assets unprofitable or obsolete, such as widespread adoption of “proof of stake” method of validating blockchain transactions instead of “proof of work;”

•	a slowdown in the growth of the Internet generally as a medium for commerce and communication;

•	availability of an adequate supply of new generation digital asset mining equipment to enable us to mine digital assets at scale;

•	the degree of difficulty in mining digital assets and the trading price of such assets;

•	an increase in political opposition to mining digital assets, for example due to concerns about its impact on climate change or its impact on the availability of affordable electricity to other consumers in the local market, the degree of difficulty in mining digital assets and the trading price of such assets; and

•	a material increase in the cost of electricity needed to operate mining equipment.

To the extent that any of these or other adverse conditions exist, they are likely to have an adverse impact on our mining rewards, which could have a material adverse effect on our business, financial condition and results of operations.

Geopolitical or economic crises may create increased uncertainty and price changes, or motivate large-scale sales of digital assets, which could result in a reduction in some or all digital assets’ values and adversely affect an investment in our securities.

As an alternative to fiat currencies that are backed by central governments, digital assets such as bitcoin, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services. It is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, geopolitical or economic crises may motivate large-scale acquisitions or sales of digital assets either globally or locally. Large-scale sales of digital assets would result in a reduction in their value and could adversely affect an investment in our securities.

In addition, we are subject to price volatility and uncertainty due to geopolitical crises and economic downturns. Such geopolitical crises and global economic downturns may be a result of invasion, or possible invasion, by one nation of another, leading to increased inflation and supply chain volatility. Such crises, as well as inflation, will likely continue to have an effect on our ability to do business in a cost-effective manner.

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

The sale of our digital assets to pay expenses at a time of low digital asset prices could adversely affect an investment in our securities.

We may sell our digital assets to pay expenses on an as-needed basis, irrespective of then-current prices. Consequently, our digital assets may be sold at a time when the prices on the respective digital asset exchange market are low, which could adversely affect an investment in our securities.

Supply chain and shipping disruptions have resulted in shipping delays, a significant increase in shipping costs, and could increase product costs and result in lost sales, which may have a material adverse effect on our business, operating results and financial condition.

Supply chain disruptions, resulting from factors such as the COVID-19 pandemic, labor supply and shipping container shortages, have impacted, and may continue to impact, us and our third-party manufacturers and suppliers. These disruptions have, at times, resulted in longer lead times and increased product costs and shipping expenses, including with respect to the delivery of miners that we have purchased. While we have taken steps to minimize the impact of these increased costs by working closely with our suppliers and customers, there can be no assurances that unforeseen events impacting the supply chain will not have a material adverse effect on us in the future. Additionally, the impacts supply chain disruptions have on our third-party manufacturers and suppliers are not within our control. When supply chain disruptions occur, it is often not possible to predict how long it will take for the supply chain disruptions to cease. Prolonged supply chain disruptions impacting us and our third-party manufacturers and suppliers could have a material adverse effect on our business, operating results and financial condition.

We may experience difficulties in establishing relationships with banks, leasing companies, insurance companies and other financial institutions that are willing to provide us with customary financial products and services, which could have a material adverse effect on our business, financial condition and results of operations.

As an early stage company with operations focused in the digital asset transaction processing industry, we may in the future experience difficulties in establishing relationships with banks, leasing companies, insurance companies and other financial institutions that are willing to provide us with customary leasing and financial products and services, such as bank accounts, lines of credit, insurance and other related services, which are necessary for our operations. In particular, a number of companies that engage in bitcoin and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. To the extent that such events may happen to us, they could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.

The development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in our securities.

Digital assets such as bitcoin, that may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry. The growth of the digital asset industry in general, and the digital asset networks of bitcoin in particular, are highly uncertain. The factors affecting the further development of the digital asset industry, as well as the digital asset networks, include:

•	continued worldwide growth in the adoption and use of bitcoins and other digital assets;

•	government and quasi-government regulation of bitcoins and other digital assets and their use, or restrictions on or regulation of access to and operation of the digital asset network or similar digital assets systems;

•	the maintenance and development of the open-source software protocol of the bitcoin network;

•	changes in consumer demographics and public tastes and preferences;

•	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

•	general economic conditions and the regulatory environment relating to digital assets;

•	the impact of regulators focusing on digital assets and digital securities and the costs associated with such regulatory oversight; and

•	a decline in the popularity or acceptance of the digital asset networks of bitcoin, or similar digital asset systems, could adversely affect an investment in our securities.

The open-source structure of the bitcoin network protocol means the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage the bitcoin network and an investment in our securities.

Digital asset networks are open-source projects and, although there is an influential group of leaders in, for example, the bitcoin network community known as the “Core Developers,” there is no official developer or group of developers that formally controls the bitcoin network. As an open-source project, bitcoin is not represented by an official organization or authority. The bitcoin network protocol is not sold and contributors are generally not compensated for maintaining and updating the bitcoin network protocol. The lack of guaranteed financial incentive for contributors to maintain or develop the bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the bitcoin network may reduce incentives to address the issues adequately or in a timely manner. Changes to a digital asset network in which we are directing our mining efforts may adversely affect an investment in our securities.

The acceptance of digital asset network software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in any digital asset network could result in a “fork” in the respective blockchain, resulting in the operation of two separate networks until such time as the forked blockchains are merged. The temporary or permanent existence of forked blockchains could adversely impact an investment in our securities.

Due to bitcoin’s open-source project, any individual can download the bitcoin network software and make any desired modifications, which are proposed to users and miners on the bitcoin network through software downloads and upgrades, and typically posted to the bitcoin development forum on GitHub.com. A substantial majority of miners and bitcoin users must consent to those software modifications by downloading the altered software or upgrade that implements the changes. If not, the changes do not become a part of the bitcoin network.

Since the bitcoin network’s inception, changes to the bitcoin network have been accepted by the vast majority of users and miners, ensuring that the bitcoin network remains a coherent economic system. However, a developer or group of developers could potentially propose a modification to the bitcoin network that is not accepted by a vast majority of miners and users, but that is nonetheless accepted by a substantial population of participants in the bitcoin network. In such a case, and if the modification is material and/or not backwards compatible with the prior version of bitcoin network software, a fork in the blockchain could develop and two separate bitcoin networks could result with one running the pre-modification software program and the other running the modified version (i.e., a second “bitcoin” network).

Such a fork in the blockchain is typically addressed by community-led efforts to merge the forked blockchains, and several prior forks have been so merged. This kind of split in the bitcoin network could materially and adversely impact an investment in our securities and harm the sustainability of the bitcoin network’s economy.

As the number of digital assets awarded for solving a block in the blockchain decreases, the incentive for miners to continue to contribute processing power to the respective digital asset network will transition from a set reward to transaction fees. Either the requirement from miners of higher transaction fees in exchange for recording transactions in the blockchain or a software upgrade that automatically charges fees for all transactions may decrease demand for digital assets and prevent the expansion of the digital asset networks to retail merchants and commercial businesses, resulting in a reduction in the price of digital assets that could adversely impact an investment in our securities.

In order to incentivize miners to continue to contribute processing power to any digital asset network, such network may either formally or informally transition from a set reward to transaction fees earned upon solving for a block. This transition could be accomplished either by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee or by the digital asset network adopting software upgrades that require the payment of a minimum transaction fee for all transactions. If transaction fees paid for digital asset transactions become too high, the marketplace may be reluctant to accept digital assets as a means of payment and existing users may be motivated to switch from one digital asset to another digital asset or back to fiat currency. Decreased use and demand for bitcoins that we have accumulated may adversely affect its value and may adversely impact an investment in it.

To the extent that any miners cease to record transactions in solved blocks, transactions that do not include the payment of a transaction fee will not be recorded on the blockchain until a block is solved by a miner who does not require the payment of transaction fees. Any widespread delays in the recording of transactions could result in a loss of confidence in that digital asset network, which could adversely impact an investment in our securities.

To the extent that any miners cease to record transaction in solved blocks, such transactions will not be recorded on the blockchain. Currently, there are no known incentives for miners to actively not record transactions in solved blocks. However, to the extent that any such incentives arise (e.g., a collective movement among miners or one or more mining pools forcing bitcoin users to pay transaction fees as a substitute for or in addition to the award of new bitcoins upon the solving of a block), actions of miners solving a significant number of blocks could delay the recording and confirmation of transactions on the blockchain. Any systemic delays in the recording and confirmation of transactions on the blockchain could result in greater exposure to double-spending transactions and a loss of confidence in certain or all digital asset networks, which could adversely impact an investment in our securities.

If a malicious actor or botnet obtains control in excess of 50% of the processing power active on any digital asset network, including the bitcoin network, it is possible that such actor or botnet could manipulate the blockchain in a manner that adversely affects an investment in our securities.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on any digital asset network, it may be able to alter the blockchain by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the blockchain can add valid blocks. Within the alternate blocks, the malicious actor or botnet could control, exclude or modify the ordering of transaction. However, it could not generate new digital assets or transactions using such control. Using alternate blocks, the malicious actor or botnet could “double-spend” its own digital assets (i.e., spend the same digital assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet does not yield its majority control of the processing power or the digital asset community does not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible. Such changes could adversely affect an investment in our securities.

The approach towards and possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of digital asset transactions. To the extent that the digital assets ecosystems do not act to ensure greater decentralization of digital asset mining processing power, the feasibility of a malicious actor obtaining in excess of 50% of the processing power on any digital asset network (e.g., through control of a large mining pool or through hacking such a mining pool) will increase, which may adversely impact an investment in our securities.

Our reliance on third-party mining pool service providers for our mining revenue payouts may have a negative impact on our operations.

We utilize one third party mining pool to receive our mining rewards from a given network. Mining pools allow mining participants to combine their processing power, which increases the chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power used to generate each block. We are dependent on the accuracy of the mining pool operator’s record keeping to accurately record the total processing power provided to the pool for a given bitcoin or other digital asset mining application in order to assess the proportion of that total processing power we provided. While we have internal methods of tracking both our power provided and the total power used by the pool, the mining pool operator uses its own record-keeping to determine our proportion of a given reward. We have little means of recourse against the mining pool operator if we determine the proportion of the reward paid out to us by a mining pool operator is incorrect, other than leaving the pool. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may experience reduced reward for our efforts, which would have an adverse effect on our business and operations.

Bitcoin is subject to halving, and as such the reward for successfully solving a block will halve several times in the future and its value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts, which could cause us to cease our mining operations altogether and investors could suffer a complete loss of their investment.

Halving is a process designed to control the overall supply and reduce the risk of inflation in digital assets using a Proof-of-Work consensus algorithm. In an event referred to as bitcoin “halving,” the bitcoin reward for mining any block is cut in half. For example, the mining reward for bitcoin declined from 6.25 to 3.125 bitcoin on April 19, 2024. This process is scheduled to occur once every 210,000 blocks. It is estimated that bitcoin will next halve in April 2028 and then approximately every four years thereafter until the total amount of bitcoin rewards issued reaches 21 million, which is expected to occur around 2140. Once 21 million bitcoin are generated, the network will stop producing more. Currently, there are more than 19 million bitcoin in circulation. While bitcoin prices have had a history of price fluctuations around halving events, there is no guarantee that any such price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the price of bitcoin does not follow these anticipated halving events, the revenue from our mining operations would decrease, and we may not have an adequate incentive to continue mining and may cease mining operations altogether, which may adversely affect an investment in us.

A halving reduces the block rewards from mining by exactly 50%. However, a halving will not reduce revenues from mining by exactly 50% since part of the rewards consist of transaction fees which are not impacted by the halving. In recent periods, transaction fees have made up an ever-increasing share of mining revenue due to the impact of “ordinals,” which are increased transaction fees that are paid as parties have discovered ways to imbed data regarding other assets, such as art, in the bitcoin blockchain.

Furthermore, such reductions in bitcoin rewards for uncovering blocks may result in a reduction in the aggregate hash rate of the bitcoin network as the incentive for miners decreases. Miners ceasing operations would reduce the collective processing power on the network, which would adversely affect the confirmation process for transactions and make the bitcoin network more vulnerable to malicious actors or botnets obtaining control in excess of 50% of the processing power active on the blockchain. Such events may adversely affect our activities and an investment in our securities.

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

To the extent that the profit margins of digital asset mining operations are not high, operators of digital asset mining operations are more likely to immediately sell their digital assets earned by mining in the digital asset exchange market, resulting in a reduction in the price of digital assets that could adversely impact an investment in our securities.

Over the past two years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation miners. Currently, new processing power brought onto the digital asset networks is predominantly added by “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated machines.

Professionalized mining operations require:

•	the investment of significant capital for the acquisition of such hardware;

•	the leasing of operating space (often in data centers or warehousing facilities);

•	incurring of electricity costs; and

•	the employment of technicians to operate the mining farms.

As a result, professionalized mining operations are of a greater scale than prior miners and have more defined, regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to more immediately sell digital assets earned from mining operations on the digital asset exchange market. To the contrary, it is believed that past individual miners were more likely to hold mined digital assets for more extended periods. The immediate selling of newly mined digital assets greatly increases the supply of digital assets on the digital asset exchange market, creating downward pressure on the price of each digital asset.

The extent to which the value of digital assets mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined digital assets rapidly if it is operating at a low profit margin—and it may partially or completely stop operations if its profit margin is negative.

In a low profit margin environment, a higher percentage could be sold into the digital asset exchange market more rapidly, potentially reducing digital asset prices. Lower digital asset prices may result in further tightening of profit margins, particularly for professionalized mining operations with higher costs and more limited capital reserves, creating a network effect that may further reduce the price of digital assets until mining operations with higher operating costs become unprofitable and remove mining power from the respective digital asset network. The network effect of reduced profit margins resulting in greater sales of newly mined digital assets could result in a reduction in the price of digital assets that could adversely impact an investment in our securities.

Our reliance on immersion-cooling exposes us to additional risks.

Our business is also active in developing hosting sites that use immersion-cooling, an emerging technology in bitcoin mining, which is not in wide-spread use in the bitcoin mining industry, and has yet to be deployed in large scale. As such, there is a risk we may not succeed in developing or deploying immersion-cooling at such a large scale to achieve sufficient cooling performance. Our bitcoin miners that utilize immersion-cooling technology do not primarily rely on the use of water. All bitcoin mining infrastructure, including immersion-cooling and air-cooling, is an evolving study. Cooling of bitcoin miners in general is a risk to achieving full potential from our hash rate.

Potential that, in the event of a bankruptcy filing by a custodian, bitcoin held in custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof.

Substantially all of the bitcoin we hold is held in an account at BitGo Trust, a well-known custodian. The treatment of bitcoins held by custodians that file for bankruptcy protection is uncharted territory in U.S. Bankruptcy law. We cannot say with certainty whether our bitcoin held in custody by BitGo, should it declare bankruptcy, would be treated as property of the bankruptcy estate and, accordingly, whether we would be treated as a general unsecured creditor with respect of our bitcoin held in custody by BitGo. If we are treated as a general unsecured creditor, we may not be able to recover our bitcoin in the event of a BitGo bankruptcy or a bankruptcy of any other custodian we may use in the future. However, we mitigate our risk of a bankruptcy by BitGo by routinely liquidating our bitcoin shortly after it is earned. When we liquidate bitcoin, we typically have the proceeds wired to our bank account a day or two later. We also seek to minimize the risk of a failure of any bitcoin exchange by maintaining accounts at more than one exchange. In that regard, we have an account with Gemini Trust Company, LLC, which is a qualified custodian regulated by the New York Department of Financial Services, to which we transfer any digital assets that we decide to liquidate immediately prior to their liquidation. Assets that we liquidate through Gemini are generally transferred to Gemini from a cold storage wallet immediately prior to liquidation. We store a de minimis amount of digital assets at Gemini.

Any loss or destruction of a private key required to access a digital asset of ours is irreversible. We also may temporarily lose access to any digital assets we hold in a cold wallet account.

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

We do not currently hold any digital assets in an online wallet account. To reduce our risk, we hold substantially all of our digital assets at BitGo and a de minimis amount at Genesis. We utilize several layers of fraud prevention techniques offered by BitGo which make it extremely unlike that our account credentials as BitGo could be compromised. However, there can be no assurances that any processes we have adopted or will adopt in the future are or will be secure or effective, and we would suffer significant and immediate adverse effects if we suffered a loss of our digital currency due to an adverse software or cybersecurity event. Finally, BitGo has insurance against the loss of assets held by it as custodian with limits that greatly exceed any amount that we have on deposit at BitGo at any time.

Security threats to our business could result in, a loss of our digital assets, or damage to our reputation and our brand, each of which could adversely affect an investment in our securities.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in the digital asset exchange markets. A security breach caused by hacking, could include, but is not limited to:

•	efforts to gain unauthorized access to information or systems;

•	efforts to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment; and

•	the inadvertent transmission of computer viruses.

A security breach by hacking could harm our operations or result in loss of our digital assets. Any breach of our and our partners’ infrastructure could result in reputational harm and erode the trust of our partners and stockholders, which could adversely affect an investment in our securities. Furthermore, as our assets grow, we may become a more appealing target for security threats such as hackers and malware.

Our security system and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee, or otherwise, and, as a result, an unauthorized party may obtain access to our private keys, data or bitcoins. Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our infrastructure.

Despite our efforts, we may be unable to anticipate these techniques or implement adequate preventative measures since the hacking techniques used are often not recognized until launched against a target. If an actual or perceived breach of our security system occurs, the market perception of the effectiveness of our controls could be harmed, which could adversely affect an investment in our securities.

Further, in the event of a security breach, we may be subject to litigation forced to cease operations, or suffer a reduction in assets, the occurrence of each of which could adversely affect an investment in our securities.

Our ability to adopt technology in response to changing security needs or trends and our reliance on, third-party custody providers, poses a challenge to the safekeeping of our digital assets.

The history of digital asset exchanges has shown that exchanges and large holders of digital assets must adapt to technological change in order to secure and safeguard their digital assets. We rely on the security solutions of third-party custodians, who we believe have developed physically secure environment based on established, industry best practices, to safeguard our digital assets from theft, loss, destruction or other issues relating to hackers and technological attack.

We believe we may become a more appealing target of security threats as the size of our bitcoin holdings grow. To the extent that we, or any of our third-party custody providers, are unable to identify, mitigate or stop new security threats, our digital assets may be subject to theft, loss, destruction or other attack, which could adversely affect an investment in our securities. To the extent that our third-party custody providers are no longer able to safeguard our assets due to the current banking crisis, we would be at risk of loss if safeguarding protocols fail.

Digital asset transactions are irrevocable and stolen or incorrectly transferred digital assets may be irretrievable. As a result, any incorrectly executed digital asset transactions could adversely affect an investment in our securities.

Digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on that digital asset network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of digital assets or a theft of digital assets generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft.

Although we regularly transfer digital assets to or from custodians, vendors, consultants, services providers, it is possible that, through computer or human error, or through theft or criminal action, such assets could be transferred in incorrect amounts or to unauthorized third parties.

To the extent we are unable to seek a corrective transaction to identify the third party which has received our digital assets through error or theft, we will be unable to revert or otherwise recover the impacted digital assets, and any such loss could adversely affect an investment in our securities.

The limited rights of legal recourse available to us, and our lack of insurance protection expose us and our stockholders to the risk of loss of our digital assets for which no person is liable.

Our digital assets are not insured. If our digital assets are lost, stolen or destroyed under circumstances rendering a party liable to us, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be limited to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim. Furthermore, bitcoin is not subject to Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation protection, which is the protection afforded to depositors at banking institutions. Therefore, a loss may be suffered with respect to our digital assets for which no recourse is available, which could adversely affect our operations and, consequently, an investment in our securities.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.

Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based digital assets have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. A successful security breach or cyberattack could result in a partial or total loss of our bitcoin in a manner that may not be covered by insurance or indemnity provisions of the custody agreement with a custodian who holds our bitcoin. Such a loss could have a material adverse effect on our financial condition and results of operations.

We rely on third-party hosting for much of our mining activity, and as such, our operations could be adversely affected by the actions or inactions of such third-parties. Additionally, third-party hosting, among other things, often requires us to give the hosting company a first lien on the miners installed on the site and creates business risk for us.

We currently rely upon third-party hosting facilities to power most of our miners. Our third-party hosting operators host approximately 4,000 of our bitcoin miners or more than 85% of our operational hash rate capacity. Our operations and ability to mine bitcoin could be adversely affected if operators we rely on to operate our bitcoin miners experience general incompetence in performing their duties, experience financial difficulties or bankruptcy, or otherwise cannot operate our bitcoin miners in accordance with their contractual obligations.

We are dependent upon the financial viability of our third-party hosting operators, and in 2022, several large publicly traded hosting companies met severe financial issues, including bankruptcies. Currently, about 95% of our third-party hosting is operated by Soluna Holdings, Inc. As a result, our operations are highly dependent on these third-parties and could be adversely affected by the actions or inactions of our third-party hosting operators.

Furthermore, in most hosting contracts, there is a requirement that the miner agrees to permit the hosting company to place a lien on the actual mining machines being hosted. If the hosting company files for bankruptcy, it may take months for the liens to be lifted, while the bankruptcy court and parties litigate these contracts and resolves issues as to ownership of assets and related areas. In these contracts, we may be required to make significant deposits against future mining fees. If the hosting party utilizes the deposits, we could risk loss of the deposits and be left with an unsecured claim in the bankruptcy. Lastly, as the bankruptcy process includes an automatic stay in favor of the debtor company, until the stay is lifted or a bankruptcy plan approved, we may not be able to move our miners to a different location, even if the debtor rejects our hosting contract.

We are subject to risk that key counterparties file bankruptcy, enter insolvency proceedings or otherwise default on their obligations to us.

We are subject to the risk that counterparties with whom we do business default on their obligations to us. While we may have rights to recover damages for breach of contract in the event of a default, our contractual remedies may not compensate us for all of our damages, including particularly legal fees or lost opportunity costs. Even if we receive a judgment or aware that covers all of our damages, we may not be able to collect the judgment in full due to the insolvency of the counterparty. Furthermore, the counterparty or its assets may be in a legal system where it is difficult to receive a judgment or collect any judgment. At this time, we have two counterparties whose default could result in material losses for us. One is ROC Digital, which owed us $655,277 as of August 31, 2024 from the sale of equipment, and for which we have also made an equity investment of approximately $987,000 by the contribution of equipment. In the case of ROC Digital, a default could impair our ability to realize our investment in each entity. The other is Soluna, which hosts over 4,000 miners for us. A default by Soluna could cause us to incur material costs to repossess our miners, a disruption in our revenues during the period that the miners are not operating, and increase our costs in the future if we are not able to enter into alternative hosting arrangements that are as attractive as of those offered by Soluna.

Intellectual property rights claims may adversely affect the operation of some or all digital asset networks.

Third parties may assert intellectual property claims relating to the holding and transfer of digital assets and their source code. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in some or all digital asset networks’ long-term viability or the ability of end-users to hold and transfer digital assets may adversely affect an investment in our securities. Additionally, a meritorious intellectual property claim could prevent us and other end-users from accessing some or all digital asset networks or holding or transferring our digital assets. As a result, an intellectual property claim against us or other large digital asset network participants could adversely affect an investment in our securities.

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

Variability in intellectual property laws may adversely affect our intellectual property position.

Intellectual property laws, and patent laws and regulations in particular, have been subject to significant variability either through administrative or legislative changes to such laws or regulations or changes or differences in judicial interpretation, and it is expected that such variability will continue to occur. Additionally, intellectual property laws and regulations differ among states, and countries. Variations in patent laws and regulations or in interpretations of patent laws and regulations in the United States and other countries may diminish the value of our intellectual property and may change the impact of third-party intellectual property on our business. Accordingly, we cannot predict the scope of patents that may be granted to us, the extent to which we will be able to enforce our patents against third parties, or the extent to which third parties may be able to enforce their patents against us.

We may seek to internally develop additional new inventions and intellectual property, which would take time and be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of our investments in such activities.

While we currently do not own any material intellectual property rights that are crucial to our business, we may in the future develop proprietary intellectual property rights that are essential to our business. These activities would require significant amounts of financial, managerial and other resources and would take time to achieve. Such activities could also distract our management team from our present business initiatives, which could have a material and adverse effect on our business. There is also the risk that such initiatives may not yield any viable new business or revenue, inventions or technology, which would lead to a loss of investment in such activities.

In addition, even if we are able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, we would need to develop and maintain a proprietary position with respect to such inventions and intellectual property. However, there are significant risks associated with any such intellectual property we may develop principally including the following:

•	patent applications we may file may not result in issued patents or may take longer than we expect to result in issued patents;

•	we may be subject to interference proceedings;

•	we may be subject to opposition proceedings in the United States or foreign countries;

•	any patents that are issued to us may not provide meaningful protection;

•	we may not be able to develop additional proprietary technologies that are patentable;

•	other companies may challenge patents issued to us;

•	other companies may have independently developed and/or patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate our technologies;

•	other companies may design around technologies we have developed; and

•	enforcement of our patents would be complex, uncertain and very expensive.

We cannot be certain that patents, once issued, will provide us with adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable or narrowed in scope. In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we will be the first to make our additional new inventions or to file patent applications covering those inventions. It is also possible that others may have or may obtain issued patents that could prevent us from commercializing our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. As to those patents that we may acquire, our continued rights will depend on meeting any obligations to the seller and we may be unable to do so. Our failure to obtain or maintain intellectual property rights for our inventions would lead to the loss of our investments in such activities, which would have a material adverse effect on our securities.

Moreover, patent application delays could cause delays in recognizing revenue from our internally generated patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market. We are not actively pursuing any commercialization opportunities or internally generated patents.

Our future success depends on our ability to expand our organization to match the growth of our activities.

As our operations grow, the administrative demands and scaling demands upon us will grow, and our success will depend upon our ability to meet those demands. We require certain financial, managerial and other resources, which could create challenges to our ability to successfully manage our subsidiaries and operations and impact our ability to assure compliance with our policies, practices and procedures. These demands include, but are not limited to, increased executive, accounting, management, legal services, staff support and general office services. We may need to hire additional qualified personnel to meet these demands, the cost and quality of which is dependent in part upon market factors outside of our control. Further, we will need to effectively manage the training and growth of our staff to maintain an efficient and effective workforce, and our failure to do so could adversely affect our business and operating results. Currently, we have limited personnel in our organization to meet our organizational and administrative demands.

We are highly dependent on the continued services of our small team of executives.

We are dependent upon the efforts and services of our small executive team. While we have a preliminary plan for succession of certain key executive, the loss of any one of our key executives could have an adverse effect on our operations.

We have engaged in, and in the future may engage in, strategic acquisitions and other arrangements that could disrupt our business, cause dilution to our stockholders, reduce our financial resources and harm our operating results.

In the future, we may seek additional opportunities to grow our mining operations through strategic acquisitions, including through purchases of miners, data centers and other facilities from other operating companies, including companies in financial distress. Our ability to grow through future acquisitions will depend on the availability of, and our ability to identify, suitable acquisition and investment opportunities at an acceptable cost, our ability to compete effectively to attract those opportunities and the availability of financing to complete acquisitions. Future acquisitions may require us to issue common stock that would dilute our current stockholders’ percentage ownership, assume or otherwise be subject to liabilities of an acquired company, record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, incur large acquisition and integration costs, immediate write-offs, and restructuring and other related expenses and become subject to litigation.

The benefits of an acquisition or our expansion into may also take considerable time to develop, and we cannot be certain that any particular acquisition will produce the intended benefits in a timely manner or to the extent anticipated or at all. We may experience difficulties integrating the operations, technologies and personnel of an acquired company or be subjected to liability for the target’s pre-acquisition activities or operations as a successor in interest. Such integration may divert management’s attention from normal daily operations of our business. Future acquisitions may also expose us to potential risks, including risks associated with entering markets in which we have no or limited prior experience, especially when competitors in such markets have stronger market positions, the possibility of insufficient revenues to offset the expenses we incur in connection with an acquisition and the potential loss of, or harm to, our relationships with employees and suppliers as a result of integration of new businesses.

In addition to mining and holding bitcoin, we have explored, and we may in the future explore, opportunities to become more involved in businesses that expand or supplement those directly related to the self-mining of bitcoin as favorable market conditions and opportunities arise. We cannot be certain that such opportunities will produce the intended benefits in a timely manner or to the extent anticipated or at all. These opportunities could also expose us to similar risks associated with strategic acquisitions, as discussed above.

Increased scrutiny and changing expectations from stockholders with respect to our environmental, social and governance (“ESG”) practices and the impacts of climate change may result in additional costs or risks.

Companies across many industries are facing increasing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. In May 2021, the SEC proposed rule changes that would require public companies to include certain climate-related disclosures in their periodic reports, including information about climate-related risks that are reasonably likely to have a material impact on their business, results of operations, or financial condition, and certain climate-related financial statement metrics in a note to their audited financial statements noting that such rule changes were proposed in response to investor demands for consistent and comparable data on climate change. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, may result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny and reassuring our employees. The implementation of the SEC’s proposed rule changes was stayed in April 2024 in response to consolidated legal challenges. However, should the rule changes ultimately become effective, in either their current or a revised form, we, as a public company, may also face increased oversight from the SEC with respect to our climate-related disclosures.

In addition, the physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supplies of energy, and demand for bitcoin and other cryptocurrencies, and could increase our insurance and other operating costs, including, potentially, to repair damage incurred as a result of extreme weather events or to renovate or retrofit facilities to better withstand extreme weather events. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements on our operations, or if our operations are disrupted due to physical impacts of climate change, our business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted.

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

We have mitigated the risk of delays in completing our hosting facilities by entering into agreements with third parties to host our miners, and we may continue to enter into additional such agreements when we encounter delays at our facilities or we otherwise are able to negotiate favorable terms.

We are subject to risks associated with our need for significant electrical power.

The operation of a bitcoin mining facility requires significant amounts of electrical power. Any mining site we currently operate or establish in the future can only be successful if we can continue to obtain sufficient electrical power for that site on a cost-effective basis. Our mining operations are conducted across a mix of leased properties and hosting agreements with third parties, each of which have unique power agreements. Geopolitical events including the war in Ukraine and inflationary impacts have caused power prices to increase worldwide; if power prices continue to increase while bitcoin prices decrease, our ability to profitability mine bitcoin would be negatively impacted.

We may curtail the energy used by our mining operations in times of heightened energy prices or in the case of a grid-wide electricity shortage either voluntarily or by agreement with utility providers. We may also encounter other situations where utilities or government entities restrict or prohibit the provision of electricity to mining operations. In these cases, our ability to produce bitcoin may be negatively affected.

Because we also expect to expand to additional sites, there may be significant competition for suitable locations with access to affordable power.

Additionally, our facilities could be adversely affected by a power outage. Although there may be limited backup power at certain sites, it would not be feasible to run miners on back-up power generators in the event of a government restriction on electricity or a power outage. To the extent we are unable to receive adequate power supply and are forced to reduce or cease our operations due to the availability or cost of electrical power, our business would be adversely affected.

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

Risks Related to Governmental Regulation and Enforcement

We are subject to an extensive, highly evolving and uncertain regulatory and business landscape and any adverse changes to, or our failure to comply with, any laws and regulations, and adverse business reactions from counterparties could adversely affect our brand, reputation, business, operating results, and financial condition.

Our business is subject to:

•	extensive laws;

•	rules, regulations;

•	policies;

•	orders;

•	determinations;

•	directives;

•	treaties;

•	legal and regulatory interpretations and guidance; and

•	counterparty risk in the markets in which we operate.

Counterparty risk in the markets in which we operate includes:

•	regulatory aspects from financial services;

•	federal energy and other regulators;

•	the SEC;

•	the CFTC;

•	credit, crypto asset custody;

•	exchange, and transfer;

•	cross-border and domestic money and crypto asset transmission;

•	consumer and commercial lending;

•	usury;

•	foreign currency exchange;

•	privacy;

•	data governance;

•	data protection;

•	cybersecurity;

•	fraud detection;

•	antitrust and competition;

•	bankruptcy;

•	tax;

•	anti-bribery;

•	economic and trade sanctions;

•	anti-money laundering, and counter-terrorist financing;

•	the same regulatory risks applicable to counterparties which are most notably hosting businesses; and

•	the recent economic issues and bankruptcies befalling some in this industry.

Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, crypto assets, and related technologies. As a result, some applicable laws and regulations do not contemplate or address unique issues associated with the crypto economy, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the crypto economy requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

Additionally, various governmental and regulatory bodies, including legislative and executive bodies, in the United States and in other countries may adopt new laws and regulations, the direction and timing of which may be influenced by changes in the governing administrations and major events in the crypto economy. For example, following the failure of several prominent crypto trading venues and lending platforms, such as FTX, Celsius Networks, Voyager and Three Arrows Capital in 2022 (even though these do not directly affect our business), the U.S. Congress expressed the need for both greater federal oversight of the crypto economy and comprehensive cryptocurrency legislation. In the near future, various governmental and regulatory bodies, including in the United States, may introduce new policies, laws, and regulations relating to crypto assets, the crypto economy, and crypto asset platforms. The failures of risk management and other control functions at other companies that played a role in these events could accelerate an existing regulatory trend toward stricter oversight of crypto asset platforms and the crypto economy.

Due to our business activities, we may be subject to ongoing examinations, oversight, and reviews and currently are, and expect to be, subject to investigations and inquiries, by U.S. federal and state regulators, many of which have broad discretion to audit and examine our business. Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying it from offering certain products or services offered by our competitors or could impact how we offer such products and services. Adverse changes to, or our failure to comply with, any laws and regulations have had, and may continue to have, an adverse effect on our reputation, brand, business, operating results, and financial condition.

Regulatory changes or actions may restrict the use of bitcoins or the operation of the bitcoin network in a manner that adversely affects an investment in our securities.

Until recently, little or no regulatory attention has been directed toward bitcoin and the bitcoin network by U.S. federal and state governments, foreign governments and self-regulatory agencies. As bitcoin has grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the CFTC, the SEC, FinCEN and the Federal Bureau of Investigation) have begun to examine the operations of the bitcoin network, bitcoin users and the bitcoin exchange market.

Digital assets currently face an uncertain regulatory landscape in not only the United States but also in many foreign jurisdictions, such as the European Union, China, India and Russia. While certain governments have issued guidance as to how to treat bitcoin, most regulatory bodies have not yet issued official statements regarding intention to regulate or determinations on regulation of bitcoin, the bitcoin network and bitcoin users. The effect of any future regulatory change on us, bitcoins, or other digital assets is impossible to predict, but such change could be substantial and adverse to us and could adversely affect an investment in our securities.

Furthermore, one or more countries, such as China, India and Russia, may take regulatory actions in the future that severely restricts the right to acquire, own, hold, sell or use digital assets or to exchange digital assets for fiat currency. Such an action may also result in the restriction of ownership, holding or trading in the Company’s securities.

If regulatory changes or interpretations require the regulation of bitcoins under the Securities Act and Investment Company Act by the SEC, we may be required to register and comply with such regulations. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease certain operations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors. This would likely have a material adverse effect on us and investors may lose their investment.

Current and future legislation and the SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which bitcoins are treated for classification and clearing purposes. The SEC’s July 25, 2017 Report expressed its view that digital assets may be securities depending on the facts and circumstances. As of the date of this Annual Report, the Company is not aware of any rules that have been proposed to regulate bitcoins as securities. We cannot be certain as to how future regulatory developments will impact the treatment of bitcoins under the law. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in our common stock. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in our securities.

To the extent that digital assets including bitcoins and other digital assets we own or may own are deemed by the SEC to fall within the definition of a security, we may be required to register and comply with additional regulation under the Investment Act, including additional periodic reporting and disclosure standards and requirements and our registration as an investment company.

Additionally, although we are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities, we could inadvertently be deemed an investment company under the Investment Act. If we inadvertently are deemed an investment company and cannot rely on one of the exclusions under the Investment Act, then we would be required to register with the SEC.

Furthermore, one or more states may conclude bitcoins and other digital assets we own or may own are a security under state securities laws which would require registration under state laws including merit review laws which would adversely impact us since we would likely not comply. As stated earlier in this Annual Report, some states including California define the term “investment contract” more strictly than the SEC.

Such additional registrations, whether from regulatory developments or an inadvertent classification as an investment company, may result in extraordinary, non-recurring expenses for us, thereby materially and adversely impacting an investment in our securities. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease all or certain parts of our operations. Any such action would likely adversely affect an investment in our securities and investors may suffer a complete loss of their investment.

If regulatory changes or interpretations of our activities require our registration as an MSB under the regulations promulgated by FinCEN under the authority of the BSA, or otherwise under state laws, we may incur significant compliance costs, which could be substantial or cost-prohibitive. If we become subject to these regulations, our costs in complying with them may have a material adverse effect on our business and the results of our operations.

To the extent our bitcoin mining activities cause us to be deemed a money services business (an “MSB”) under the regulations promulgated by the Financial Crimes Enforcement Network (“FinCEN”) under the authority of the U.S. Bank Secrecy Act (the “BSA”), we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that our cryptocurrency activities cause us to be deemed a “money transmitter” (an “MT”) or be given an equivalent designation under state law in any state in which we operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the New York State Department of Financial Services maintains a comprehensive “BitLicense” framework for businesses that conduct “virtual currency business activity.” Effective August 2020, Louisiana enacted the Virtual Currency Businesses Act. The implementing regulations were formally adopted in late 2022. In October 2023, California enacted the Digital Financial Assets Law, which requires registration for certain digital financial asset business activities. We will continue to monitor for developments in state-level legislation, guidance or regulations applicable to us.

Such additional federal or state regulatory obligations in the United States or obligations that could arise under the regulatory frameworks of other countries may cause us to incur significant expenses, possibly affecting our business and financial condition in a material and adverse manner. Furthermore, we and our service providers may not be capable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs or similar obligations in other countries. If we are deemed to be subject to such additional regulatory oversight and registration or licensing requirements, we may be required to substantially alter our bitcoin mining activities and possibly cease engaging in such activities. Any such action may adversely affect our business operations and financial condition and an investment in our company.

Current regulation regarding the exchange of bitcoins under the CEA by the CFTC is unclear; to the extent we become subject to regulation by the CFTC in connection with our exchange of bitcoin, we may incur additional compliance costs, which may be significant.

The Commodity Exchange Act, as amended (the “CEA”), does not currently impose any direct obligations on us related to the mining or exchange of bitcoins. Generally, the CFTC, the federal agency that administers the CEA, regards bitcoin and other cryptocurrencies as commodities. This position has been supported by decisions of federal courts.

However, the CEA imposes requirements relative to certain transactions involving bitcoin and other digital assets that constitute a contract of sale of a commodity for future delivery (or an option on such a contract), a swap or a transaction involving margin, financing or leverage that does not result in actual delivery of the commodity within 28 days to persons not defined as “eligible contract participants” or “eligible commercial entities” under the CEA (e.g., retail persons). Changes in the CEA or the regulations promulgated by the CFTC thereunder, as well as interpretations thereof and official promulgations by the CFTC, may impact the classification of bitcoin and, therefore, may subject bitcoin to additional regulatory oversight by the agency. Although to date the CFTC has not enacted regulations governing non-derivative or non-financed, margined or leveraged transactions in bitcoin, it has authority to commence enforcement actions against persons who violate certain prohibitions under the CEA related to transactions in any contract of sale of any commodity, including bitcoin, in interstate commerce (e.g., manipulation and engaging in certain deceptive practices).

We cannot be certain as to how future regulatory developments will impact the treatment of bitcoin under the law. Any requirements imposed by the CFTC related to our mining activities or our transactions in bitcoin could cause us to incur additional extraordinary, non-recurring expenses, thereby potentially materially and adversely impacting an investment in the Company.

Moreover, if our mining activities or transactions in bitcoin were deemed by the CFTC to constitute a collective investment in derivatives for our stockholders, we may be required to register as a commodity pool operator with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby potentially materially and adversely impacting an investment in the Company. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in the Company.

While no provision of the CEA or CFTC rules, orders or rulings (except as noted herein) appear to be currently applicable to our business, this is subject to change.

It may be illegal now, or in the future, to mine, acquire, own, hold, sell or use bitcoin or other cryptocurrencies, participate in blockchains or utilize similar cryptocurrency assets in one or more countries, the ruling of which could adversely affect us.

Although currently cryptocurrencies generally are not regulated or are lightly regulated in most countries, several countries, such as China, India and Russia, may continue taking regulatory actions in the future that could severely restrict the right to mine, acquire, own, hold, sell or use cryptocurrency assets or to exchange any such cryptocurrency assets for local currency. For example, in China and Russia (India is currently proposing new legislation), it is illegal to accept payment in bitcoin and other cryptocurrencies for consumer transactions and banking institutions are barred from accepting deposits of cryptocurrencies. In addition, in March 2021, the governmental authorities for the Chinese province of Inner Mongolia banned bitcoin mining in the province due to the industry’s intense electrical power demands and its negative environmental impacts. Later, China extended the ban on bitcoin mining to all of China. If other countries, including the U.S., implement similar restrictions, such restrictions may adversely affect us. For example, in New York State, a moratorium on certain bitcoin mining operations that run on carbon-based power sources was signed into law on November 22, 2022. Such circumstances could have a material adverse effect on us, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and thus harm investors.

Changing environmental regulation and public energy policy may expose our business to new risks.

Our bitcoin mining operations require a substantial amount of power and can only be successful, and ultimately profitable, if the costs we incur, including for electricity, are lower than the revenue we generate from our operations. As a result, any mine we establish can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis, and our establishment of new mines requires us to find locations where that is the case. For instance, our plans and strategic initiatives for expansion are based, in part, on our understanding of current environmental and energy regulations, policies and initiatives enacted by federal and state regulators. If new regulations are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.

In addition, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business because the bitcoin mining industry, with its high energy demand, may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased renewable energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. For example, the recently passed legislation in the state of New York imposing a moratorium on certain bitcoin mining operations that run carbon-based power.

Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition and results of operations. Further, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

Future developments regarding the treatment of digital assets for U.S. federal income and applicable state, local and non-U.S. tax purposes could adversely impact our business.

Due to the new and evolving nature of digital assets and the absence of comprehensive legal guidance with respect to digital assets and related transactions, many significant aspects of the U.S. federal income and applicable state, local and non-U.S. tax treatment of transactions involving digital assets, such as the purchase and sale of bitcoin and the receipt of staking rewards and other digital asset incentives and rewards products, are uncertain, and it is unclear what guidance may be issued in the future with respect to the tax treatment of digital assets and related transactions.

Current Internal Revenue Service ("IRS") guidance indicates that for U.S. federal income tax purposes digital assets such as bitcoins should be treated and taxed as property, and that transactions involving the payment of bitcoins for goods and services should be treated in effect as barter transactions. The IRS has also released guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to taxable income and guidance with respect to the determination of the tax basis of digital currency. However, current IRS guidance does not address other significant aspects of the U.S. federal income tax treatment of digital assets and related transactions. Moreover, although current IRS guidance addresses the treatment of certain forks, there continues to be uncertainty with respect to the timing and amount of income inclusions for various digital asset transactions, including, but not limited to, staking rewards and other digital asset incentives and rewards products. While current IRS guidance creates a potential tax reporting requirement for any circumstance where the ownership of a bitcoin passes from one person to another, it preserves the right to apply capital gains treatment to those transactions, which is generally favorable for investors in bitcoin.

There can be no assurance that the IRS will not alter its existing position with respect to digital assets in the future or that other state, local and non-U.S. taxing authorities or courts will follow the approach of the IRS with respect to the treatment of digital assets such as bitcoin for income tax and sales tax purposes. Any such alteration of existing guidance or issuance of new or different guidance may have negative consequences including the imposition of a greater tax burden on investors in bitcoin or imposing a greater cost on the acquisition and disposition of bitcoin, generally, and potentially have a negative effect on the trading price of bitcoin or otherwise negatively impact our business. In addition, future technological and operational developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income and applicable state, local and non-U.S. tax purposes.

Our bitcoin holdings could subject us to regulatory scrutiny.

As digital assets, including bitcoin, have grown in popularity and market size, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist activities, or entities subject to sanctions regimes. While we continue to maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our bitcoin through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our bitcoin from bad actors that have used bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and further transactions or dealings in bitcoin may be restricted or prohibited.

Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, they may experience fraud, security failures or operational problems, which may adversely affect the value of our bitcoin.

Bitcoin trading venues are relatively new and, in some cases, unregulated. Furthermore, there are many bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading.

Negative perception, a lack of stability in the broader bitcoin markets and the closure or temporary shutdown of bitcoin trading venues due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in bitcoin and result in greater volatility in the prices of bitcoin. To the extent investors view our common stock as linked to the value of our bitcoin holdings, such a negative perception of bitcoin trading venues could have a material adverse effect on the market value of our common stock.

Our interactions with the bitcoin network may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distributed ledger technology.

The Office of Financial Assets Control (“OFAC”) of the Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. We also may not be adequately capable of determining the ultimate identity of the persons with whom we transact.

We have operations in Trinidad and may commence operations in other foreign countries. Foreign countries have differing degrees of political, legal and fiscal stability. This exposes us to a wide range of political developments that could result in changes to contractual terms, laws and regulations. In addition, we, and our joint arrangements and associates, face the risk of litigation and disputes worldwide.

Developments in politics, laws and regulations of foreign countries can and do affect our operations. Potential impacts include:

•	forced divestment of assets;

•	expropriation of property;

•	cancellation or forced renegotiation of contract rights;

•	additional taxes including windfall taxes;

•	restrictions on deductions and retroactive tax claims;

•	antitrust claims;

•	changes to trade compliance regulations;

•	price controls;

•	local content requirements;

•	foreign exchange controls;

•	changes to environmental regulations;

•	changes to regulatory interpretations and enforcement; and

•	changes to disclosure requirements.

Any of these, individually or in aggregate, could have a material adverse effect on our earnings, cash flows and financial condition.

From time to time, social and political factors play a role in unprecedented and unanticipated judicial outcomes that could adversely affect our business. Non-compliance with policies and regulations could result in regulatory investigations, litigation and, ultimately, sanctions. Certain governments and regulatory bodies have, in our opinion, exceeded their constitutional authority by:

•	attempting unilaterally to amend or cancel existing agreements or arrangements;

•	failing to honor existing contractual commitments; and

•	seeking to adjudicate disputes between private litigants.

Additionally, certain governments have adopted laws and regulations that could potentially force us to violate other countries’ laws and regulations, therefore potentially subjecting us to both criminal and civil sanctions. Such developments and outcomes could have a material adverse effect on our earnings, cash flows and financial condition.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may never develop or be sustained.

Our common stock is quoted on the OTCQX under the symbol “BMNR.” However, despite being quoted, there is currently no established market for our common stock. We cannot assure you that an active trading market for our common stock will develop on that exchange or elsewhere or, if developed, that any market will be sustained. Accordingly, we cannot assure you of the likelihood that an active trading market for our common stock will develop or be maintained, your ability to sell your shares of our common stock when desired or the prices that you may obtain for your shares.

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

As of December 5, 2024, our executive officers, directors, significant shareholders and affiliated persons and entities collectively, beneficially owned approximately 51% of our outstanding common stock and 100% of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, and as a result control 74% of the votes on any matter submitted to a vote of shareholders. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

We have the right to designate and issue additional shares of preferred stock. If we were to designate and/or issue additional preferred stock, it is likely to have rights, preferences and privileges that may adversely affect the common stock.

We are authorized to issue 20,000,000 shares of blank-check preferred stock, with such rights, preferences and privileges as may be determined from time to time by our Board of Directors. Our Board of Directors is empowered, without stockholder approval, to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights and other rights, preferences and privileges for the preferred stock.

Currently, our Board of Directors has designated 500,000 shares as Series A Convertible Preferred Stock, of which 453,966 shares are outstanding, and 3,000 shares as Series B Convertible Preferred Stock, of which 2,500 shares are outstanding. The Series A Convertible Preferred Stock has a stated value of $10 per share and the Series B Convertible Preferred Stock has a stated value of $1,000 per share. Each of the series of preferred stock has a liquidation value senior to common stock an amount equal to their stated value, are convertible into common stock at a conversion price of $0.20 per share, are entitled to dividends on an as-converted basis and to vote on an as-converted basis, grant the holders certain rights to compel a mandatory redemption of the shares, to participate in future offerings as well as anti-dilution protection, among other provisions.

The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could reduce the voting rights and powers of our common stock and the portion of our assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution in the book value per share of our common stock. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company, to the detriment of the investors in our common stock. We cannot assure that we will not, under certain circumstances, issue additional shares of our preferred stock.

We incur significant costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; any failure to establish and maintain adequate internal controls and/or disclosure controls or to recruit, train and retain necessary accounting and finance personnel could have an adverse effect on our ability to accurately and timely prepare our financial statements and otherwise make timely and accurate public disclosure.

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

In particular, we have needed, and continue to need, to enhance and supplement our internal accounting resources with additional accounting and finance personnel with the requisite technical and public company experience and expertise to enable us to satisfy such reporting obligations. Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events would also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

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

Because there has been limited precedent set for financial accounting of bitcoin and other cryptocurrency assets, the determination that we have made for how to account for cryptocurrency assets transactions may be subject to change.

Because there has been limited precedent set for the financial accounting of cryptocurrencies and related revenue recognition, it is unclear how companies may, in the future, be required to account for cryptocurrency transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change our accounting methods and restate our financial statements. Such a restatement could adversely affect the accounting for our newly mined cryptocurrency rewards and more generally negatively impact our business, prospects, financial condition and results of operations. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which would have a material adverse effect on our business, prospects or operations as well as and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account and harm our investors.

Exercise or conversion of warrants and other convertible securities, along with new issuances of our common stock, will dilute our stockholder’s percentage of ownership.

We have issued convertible securities, options and warrants to purchase shares of our common stock to our officers and certain investors. In the future, we may grant additional options, warrants and convertible securities. In particular, we have issued to our chief executive officer or Innovative Digital Investors Emerging Technology, LP, which he controls, 453,996 shares of Series A Convertible Preferred Stock, which are convertible into approximately 22.7 million shares of common stock, and 2,500 shares of Series B Convertible Preferred Stock, which are convertible into 12.5 million shares of common stock, for a total of approximately 35.2 million shares of common stock. The exercise, conversion or exchange of outstanding options, warrants or convertible securities, including for other securities, will substantially dilute the percentage ownership of our common stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert such options, warrants and convertible securities at a time when it would be able to obtain additional equity capital on terms more favorable than such securities or when our common stock is trading at a price higher than the exercise or conversion price of the securities. The exercise or conversion of outstanding warrants, options and convertible securities will have a dilutive effect on the securities held by our stockholders. We have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other stockholders not participating in such exchange.

A significant portion of our assets are pledged to an entity controlled by our chairman and failure to repay obligations to such entity when due will have a material adverse effect on our business and could result in foreclosure on our assets.

As of December 5, 2024, we owed $1,875,000 in principal, plus interest, to an investment fund controlled by our chairman under a line of credit that permits draws by the company of up to $2,300,000. At maturity on December 1, 2024, the amount due under the line of credit along with accrued interest will be payable in full. However, the Company has the right to extend the maturity for six monthly periods in consideration for $25,000 for each extension, which will be added to the loan balance. Amounts due under the line of credit are secured by our assets.

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

In addition, if we fail to retain our employees, we could incur significant expenses in hiring and training their replacements, and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business, financial condition and results of operations. At this time, we lack the resources to hire all of the skilled employees that we need to properly operate our business.

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

Item 1C. Cybersecurity

We continue to augment the capabilities of our people, processes, and technologies in order to address our cybersecurity risks. Our cybersecurity risks, and the controls designed to mitigate those risks, are integrated into our overall risk management governance and are reviewed yearly by our Board of Directors.

Item 2. Properties

We have entered into an agreement with Telecommunications Services of Trinidad & Tobago Limited (“TSTT”), the largest and oldest telecom company in Trinidad, to co-locate up to 125 800 kw containers for hosting digital asset miners. TSTT has up to 93 potential locations for co-location of our containers. Under the agreement, we have the option, but not the obligation, to co-locate containers at our own pace. We pay a fixed amount per container, plus the actual electricity costs incurred by our containers in the amount billed to TSTT by the local utility without any markup. The agreement provides that our hosting containers will be billed for electricity usage at the local utility’s standard rates, which is the greater of 3.5 cents per kwh or 75% of the declared reserve capacity, which is equal to the customer’s highest expected monthly kilovolt-ampere demand at $7.40. The term of the agreement expires on October 14, 2031. However, we have the right to terminate our agreement with TSTT at any time that the price for electricity consumption exceeds $0.05 per kwh. Also, both parties have the right to terminate the agreement on one month notice to the other party in either the third or sixth year of the term.

We have entered into an oral agreement with a third party in Trinidad to host 60 miners at their location on an at will basis. We pay a flat rate of $0.06 per kwh for the electricity used by our miners.

We entered into a hosting agreement with ROC Digital dated April 7, 2023, under which we have the right to locate a hosting container on ROC’s property in Pecos, Texas. The initial term of the agreement is from May 1, 2023 to April 30, 2024, and we have the option to extend the term of the agreement for two additional one year terms after seeing the terms of the power agreement available to the property for the next year. We elected to extend the hosting agreement for an additional year running from May 1, 2024 to April 30, 2024. Under the agreement, we pay ROC $500 per month, plus our pro rata share of internet service to the property and insurance, plus the cost of any electricity used by our hosting container.

We entered into a hosting agreement with DVSL ComputeCo, LLC (“DVSL”) to host 2,880 miners at its hosting facility in Texas. Under the agreement, we are obligated to reimburse DVSL for the actual cost of the electricity used by the Company’s machines, plus 1.6 cents per kwh, and pay a hosting fee equal to 50% of the net profit generated by the machines each month. The hosting facility has an electricity cost of $0.025 per kwh and guarantees uptime of 95% per week. The agreement has a term of 12 months.

We entered into a hosting agreement with DVSL ComputeCo, LLC (“DVSL”) to host 2,880 miners at its hosting facility in Texas. Under the agreement, we are obligated to reimburse DVSL for the actual cost of the electricity used by the Company’s machines, plus 1.6 cents per kwh, and pay a hosting fee equal to 50% of the net profit generated by the machines each month. The hosting facility has an electricity cost of $0.025 per kwh and guarantees uptime of 95% per week. The agreement has a term of 12 months.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price for Equity Securities

Our common stock is quoted on the OTCQX under the symbol “BMNR” The following table sets forth the quarterly high and low daily close for our common stock for the two years ended August 31, 2024. The bids reflect inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a very limited market for the Company’s common stock.

	Price Range
	High	Low
Year ended August 31, 2024
First Quarter	$0.86	$0.40
Second Quarter	$0.90	$0.49
Third Quarter	$0.88	$0.51
Fourth Quarter	$0.60	$0.44
Year ended August 31, 2023
First Quarter	$1.30	$0.70
Second Quarter	$1.20	$0.00
Third Quarter	$1.15	$0.45
Fourth Quarter	$3.19	$0.22

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

Holders

At December 5, 2024, the Company had 39,667,607 outstanding shares of common stock and 160 shareholders of record.

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

Recent Sales of Unregistered Securities

During the fourth quarter of the fiscal year covered by this report we did not issue any shares of common stock in unregistered transactions.

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

Our digital asset mining operation is focused on the generation of digital assets by solving complex cryptographic algorithms to validate transactions on specific digital asset network blockchains, which is commonly referred to as “mining.” Mining requires the use of specialized computers equipped with application-specific integrated circuit (ASIC) chips (known as “miners”) to solve complex cryptographic algorithms in support of the bitcoin blockchain (in a process known as “solving a block”) in exchange for digital asset rewards (to date, only bitcoin). Whether we are hosting our client’s computers or mining for our own account with our own computers, the miners participate in “mining pools” organized by “mining pool operators” in which we or our clients share mining power (known as “hash rate”) with the hash rate generated by other miners participating in the pool to earn digital asset rewards. The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. Fees are paid to the mining pool operator to cover the costs of maintaining the pool. The pool uses software that coordinates the pool members’ mining power, identifies new block rewards, and records how much hash rate each participant contributes to the pool. Pools typically pay rewards in two different ways: as a percentage of the total reward received by the mining pool each day based on each pool participant’s proportionate share of hashing power provided that day (the “Pay-Per-Share Method”); or based on the theoretical reward the pool participant should have received each day based on its hashing power contributed to the pool each day times the difficulty index (the “Full-Pay-Per-Share Method”). We only use mining pools that pay rewards under the Full-Pay-Per-Share Method. Even though we plan to effect our self-mining operations in data centers that we own, we reserve the right to operate miners in third-party data centers when we receive advantageous terms and/or do not have sufficient capacity in our own data centers.

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

Revenues from cryptocurrency mining, whether derived from hosting clients or from proprietary mining, are impacted significantly by volatility in bitcoin prices, as well as increases in the bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks. Below are changes in key metrics effecting the profitability of mining bitcoin during the year ended August 31, 2024:

	As of August 31, 2024	As of August 31, 2023	Percent Change

Network hash rate	620.355 EH/s	368.924 EH/s	68.15%
Difficulty index	89.47 trillion	55.61 trillion	60.89%
Bitcoin market price	$58,969.90	$25,931.47	127.41%

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

Trinidad Operations

We initially decided to locate our initial facilities in Trinidad, because it has some of the cheapest electricity in the world due to its abundant supplies of oil and gas and because some of our technical staff is located there. We have entered into an agreement with Telecommunications Services of Trinidad & Tobago Limited (“TSTT”), the largest and oldest telecom company in Trinidad, to co-locate up to 125 800 kw containers for hosting digital asset miners. TSTT has up to 93 potential locations for co-location of our containers. Under the agreement, we have the option, but not the obligation, to co-locate containers at our own pace. We pay a fixed amount per container, plus the actual electricity costs incurred by our containers in the amount billed to TSTT by the local utility without any markup. The term of the agreement expires on October 14, 2031. We have the right to terminate our agreement with TSTT at any time that the price for electricity consumption exceeds $0.05 per kwh.

In October 2022, we completed the installation of initial hosting containers under our agreement with TSTT. Our rate for electricity is TSTT’s existing rate of 3.5 cents per kwh or 75% of the declared reserve capacity, which is equal to the customer’s highest expected monthly kilovolt-ampere demand at $7.40. See “Item 1. Business – Company Overview – Trinidad Operations” for a more complete description of our relationship with TSTT.

While our TSTT site was delayed pending electrification, we entered into a hosting agreement with a third party in Trinidad to host up to 192 miners in one immersion container until December 31, 2024. We had previously sold two containers to the third party under a long-term note secured by the containers. In July 2024, we foreclosed on the containers as a result of a default by the third party on the note. We moved our miners to our existing TSTT site, where we now have 440 operational miners as of December 5, 2024. We are currently evaluating other TSTT sites as a location for the two repossessed immersion containers, and expect to install them in the first calendar quarter of 2025.

We are also leasing space from a third party on an at will basis to co-host 60 miners, for which we pay a flat rate of $0.06 per kwh for the electricity used by our miners. We ultimately intend to move all of our Trinidad miners to our TSTT hosting facilities.

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

Pecos, Texas Operations

In October 2022, we entered into a joint venture arrangement with ROC Manager to jointly develop and operate a bitcoin mining operation in Pecos, Texas. Under the joint venture, we contributed one immersion container, six transformers and cash with a value of $987,429 as a capital contribution to ROC Digital Mining I, LLC (the “ROC Digital”). In return, we received 240 Class B Units of ROC Digital pursuant to an ongoing offering of a total of 1,000 Class B Units at $4,400 per unit. An affiliate of ROC Manager also contributed an immersion container. We simultaneously sold ROC Digital four immersion containers for $1,200,000, which is payable pursuant to a promissory note that bears interest at 5% per annum, and is payable pursuant to monthly payments of $31,203.64 per month commencing on December 30, 2022, with any remaining principal and interest payable in full on May 31, 2026. The note is secured by the equipment that was sold. We also obtained the right to locate one container at the location that we would be able to use for self-mining. As of August 31, 2023 and August 31, 2024, the note receivable from ROC Digital amounted to $1,029,721 and $655,277, respectively. See “Item 1. Business – Company Overview – Pecos, Texas Operations” for a more complete description of the terms of the joint venture.

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

In April 2023, the joint venture entered into a new one year agreement with the electricity provider, under which the site received electricity at $0.03991 per kwh for at least 95% of the annualized hourly intervals during the period, which provided the joint venture with more predictable pricing than the initial agreement. At the same time, we finalized a hosting agreement with the joint venture, under which we located one immersion container at the site for $500 per month, plus payment of our pro rata share of electricity, internet and insurance for the site. Under the hosting agreement, we also agreed to contribute $100,000 toward the electricity deposit for the site, which is refundable to us at the earlier of the date the electricity provider releases the deposit or 90 days after the expiration or termination of the hosting agreement. The hosting agreement has a term of one year, subject to our right to renew the agreement for two one year terms after receipt of notice of the renewal terms of the joint venture’s electricity supply agreement for the upcoming year. The site became fully electrified in June 2023. As of December 5, 2024, we had deployed 145 Antminer S-19 pro miners to our hosting container at the site. The joint venture initially filled its six immersion containers with ASIC miners provided by hosting clients, although most of the hosting clients agreements terminated in April 2024. Currently, five of the operational hosting containers owned by the joint venture are fully or partially occupied by clients, although the joint venture is aggressively trying to fill the remaining capacity with hosting clients. The joint venture also owns two immersion containers which are not installed, but will be if hosting demand warrants.

On April 29, 2024, the joint venture executed an energy services agreement for the site that runs from May 1, 2024 to April 30, 2025. Under the current agreement, the site will receive electricity at the prevailing rate plus $0.0055 per kwh. The joint venture is not obligated to purchase any specific quantity of electricity, and employs software which automatically discontinues mining operations when the prevailing rate exceeds certain levels. In April 2024, we renewed our hosting contract with the joint venture for an additional year.

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

Miner Summary

Set forth below is a summary of the Company’s ASIC miner inventory as of August 31, 2024:

Site	Present	Installed	In Transit	Needing Repair	Immersion/Air-cooled
Trinidad	400	367	–	–	Immersion
Pecos, Texas	145	145	–	–	Immersion
Murray, Kentucky	1,095	1,095	–	–	Air Cooled
Other	–	–	–	85	n/a
Total	1,640	1,607	–	85

Results of Operations

Comparison of Results of Operations for Years Ended August 31, 2024 and 2023.

Revenues

During the year ended August 31, 2024, the Company generated $3,310,348 in revenue, compared to $645,278 in revenue in the year ended August 31, 2023.

During the year ended August 31, 2024, the Company generated $3,030,910 in bitcoin revenue from self-mining digital assets, compared to $389,222 revenue in the year ended August 31, 2023. Mining revenues were impacted somewhat by miners that were offline due to maintenance issues. Mining revenue should be higher in future periods as we continue to add miners. We expected mining revenues to be lower in 2024 as a result of a halving that occurred in April 2024. However, the impact of the halving was offset by a rise in the price of bitcoin due to fewer miners online after the halving event, as has historically occurred after a halving event, and by the positive impact of “ordinals,” which are increased transaction fees that occur as parties have discovered ways to imbed data regarding other assets, such as art, in the bitcoin blockchain. Mining revenues in the year ended August 31, 2024 were also positively impacted by the resolution of operating issues at the Company’s first hosting facilities in Trinidad and Pecos, Texas, and the commencement of operations at a facility in Murray, Kentucky that is hosted by a third-party.

Self-mining revenues were positively impacted by 4.70 bitcoin earned, with a value of $319,465, from operating 777 S-19 miners under a short-term lease from Luxor Technology Corporation (“LTC”) that began on March 8, 2024 and expired when the halving occurred on April 19, 2024.

During the year ended August 31, 2024, the Company generated $231,133 in revenue from equipment sales, compared to $244,036 in revenue in the year ended August 31, 2023. The revenue from equipment sales in the years ended August 31, 2024 and 2023 were primarily derived from the following transactions:

•	In October 2022, the Company sold four hosting containers to ROC Digital, which was constructing a hosting facility in Texas, for $1,200,000. The purchase price is payable pursuant to a promissory note bearing interest at 5% per annum, and is paid by 41 equal monthly payments of $31,204 commencing December 30, 2022, with any remaining principal and interest payable in full on May 31, 2026.

•	In August 2022, the Company sold two hosting containers to a private party in Trinidad for $960,000. After a down payment of $50,000, the balance of the purchase price is payable pursuant to a promissory note bearing interest at 7.5% per annum, and is paid by 24 equal monthly payments of $40,949.62 commencing September 30, 2022. On February 1, 2023, the Company modified this agreement in conjunction with its entry into a new hosting agreement with the party, under which the Company agreed that the remaining principal balance of the note was $731,472, and that the note would be converted into an interest only note until August 31, 2024, at which time all principal and interest due is payable in full. In addition, the Company agreed to allow the note obligor to repay the note principal at a 10% discount. In March 2024, the note was further amended to extend the maturity date to December 31, 2024. Due to defaults by the borrower, the Company repossessed the collateral in July 2024.

•	In June 2023, the Company sold a total of 34 Antminer S-19 miners in two transactions for gross proceeds of $70,000 cash or bitcoin.

•	In October 2023, the Company sold 100 new ASIC miners to a third party for $149,250.

Under the guidelines of ASC 606, the Company determined that payments due to under notes receivable arrangements from certain customers was not “probable” due to the start-up nature of the customer. As a result the Company reported revenue from equipment sales on October 2022 and August 2022, which were vendor financed by the Company, under the installment sale method, under which the Company reports its gross profit on the sales only after payments are received from the purchaser.

As of February 1, 2023, the Company reached an agreement with the obligor under the $910,000 note to convert the note into an interest only note commencing as of February 1, 2023, with a balloon payment being due at maturity on August 31, 2024, and an agreement that the principal balance on the note was $731,472. The maturity date was later extended to December 31, 2024. One effect of the agreement with the obligor is to materially reduce any deferred revenue associated with the sale, as the note is scheduled to receive interest only payments until December 31, 2024. In July the Company repossessed the collateral securing the August 2022 note as a result of a default by the obligor, and as a result the Company does not expect to report any further revenues under this note.

During the fiscal year ended August 31, 2024 the Company recorded $6,824 in equipment sales on each of the twelve monthly payments of $31,204 received from ROC Digital, for a total of $81,883 in equipment sales.

See “Note 5. Investments and Notes Receivable” in the accompanying financial statements for additional information about both notes.

During the years ended August 31, 2024 and 2023, the Company recorded $149,250 and $70,000, respectively, of revenue from isolated sales of equipment recorded under the “completed sale” method.

In future periods, the Company expects to generate additional revenues from the resale of certain hosting equipment, primarily containers and transformers, and of miners in “buy/host” transactions, in which the Company sells miners already installed in its hosting facilities to buyers that simultaneously execute a hosting agreement for the purchased miners, and in some cases additional miners.

During the year ended August 31, 2024, the Company generated $48,305 in revenue from hosting, compared to $12,022 in revenue from hosting in the year ended August 31, 2023. In October 2022, the Company reached an agreement to terminate its only hosting client at the time and repurchased the miners which it had previously sold to the hosting client. In June 2023, the Company signed two new hosting clients. However, it elected not to renew both hosting contracts in the Summer of 2024, and therefore as of August 31, 2024 it did not have any hosting clients. In the current market environment, the Company believes that self-mining is more profitable than hosting third party miners, however we will pursue hosting opportunities on a selective basis. While the Company still sees good opportunities to acquire mining equipment at attractive prices, the price of mining equipment has recently increased with the recent increase in the price of bitcoin.

The primary factors that will impact our revenues in subsequent periods are described in the “—Overview” above.

Cost of Sales

Cost of sales related to bitcoin hosting and mining revenue was $37,678 for hosting and $2,330,752 for mining, respectively in the year ended August 31, 2024, compared to $9,098 for hosting and $326,630 for mining, respectively, in the year ended August 31, 2023. Cost of sales normally includes electricity, utilities, facilities costs and supplies where we perform mining from our own facilities. Major components of cost of sales include rent to house mining and hosting equipment, electricity, and supplies. Where our miners are hosted by third parties, major components of cost of sales include hosting fees and/or electricity costs. Cost of sales for both owned and hosted facilities does not include depreciation, which is stated separately. The Company believes that cost of sales as a percentage of revenues may be less in future periods as compared to prior periods if the market price of bitcoin remains at its current level or increases.

The table below describes the average cost of mining each bitcoin for the years ended August 31, 2024 and 2023, and the total energy usage and cost per each kilowatt hour ("KWH") utilized within both our facilities.

	For the Year Ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	August 31, 2024	August 31, 2023

Cost of Mining - owned facilities
Cost of energy per bitcoin mined	$23,417.85	$47,157.74
Other direct costs of mining per bitcoin mined (1)	$17,057.26	$8,175.10
Depreciation expense per bitcoin mined (2)	$34,083.94	$30,158.13
Financing expense per bitcoin mined (3)	$-0-	$-0-
Cost to mine one bitcoin - owned	$74,559.05	$85,491.00

Cost of Mining - hosted facilities
Cost of energy per bitcoin mined	$19,346.84	$14,980.78
Other direct costs of mining per bitcoin mined (1)	$13,578.03	$2,517.01
Depreciation expense per bitcoin mined (2)	$15,038.95	$30,158.13
Financing expense per bitcoin mined (3)	$1,257.30	$-0-
Cost to mine one bitcoin - hosted	$49,221.12	$47,655.92

Average revenue of each bitcoin mined (4)	$50,911.20	$24,937.49
Cost of mining one bitcoin as % of average bitcoin mining revenue (5)	96.68%	191.10%

Statistics - owned facilities
Total bitcoin mined	9.398856297	0.36491909
Bitcoin mining revenue	$482,936.12	$10,109.56
Total miners - as of the periods ended	485	72
Total KWHs utilized	5,287,881.49	276915.49
Total energy expense	$220,101.04	$17,208.76
Cost per KWH	$0.042	$0.062
Energy expense as % of bitcoin mining revenue, net	45.58%	170.22%
Other direct costs of mining (1)	$160,318.78	$2,983.25
Total depreciation expense (2)	$320,348.11	$11,004.75
Total financing costs (3)	$-0-	$-0-

Statistics - hosted facilities
Total bitcoin mined	40.10897465	15.24350171
Bitcoin mining revenue	$2,037,564.911	$379,112.41
Total miners - as of the periods ended	1,155	208
Total KWHs utilized	23,010,940.56	4,307,982.87
Total energy expense	775,981.99	228,359.54
Cost per KWH	$0.034	$0.053
Energy expense as % of bitcoin mining revenue, net	38.08%	60.24%
Other direct costs of mining (1)	$544,601.04	$38,368.00
Total depreciation expense (2)	$603,196.89	$459,700.30
Total financing costs (3)	$50,429	$-0-

(1) Other direct costs of mining for owned facilities consists mostly of rent for the facility, as well as minor costs such as supplies and internet. Other direct costs of mining for hosted miners consist of hosting fees.

(2) Depreciation expense includes depreciation of miners used in mining. For owned facilities, it also includes depreciation of the hosting containers and corollary equipment such as transformers and switches.

(3) Financing costs include the cost of purchase money financing for miners, but do not include any financing costs for miners or hosting equipment acquired with general working capital, nor the cost of hedging the price of bitcoin.

(4) Average revenue of each bitcoin mined is calculated by dividing the sum of bitcoin mining revenue for both owned and hosted facilities by the total number of bitcoin mined during the respective periods. We have determined that Coinbase is the principal market for valuing bitcoin transactions and uses the daily closing prices as the source of recording revenue.

(5) Weighted average cost of mining one bitcoin is calculated by dividing the sum of total energy expense, hosting expenses, other direct costs of mining, depreciation and financing costs by the total bitcoin mined during the respective periods.

Power prices are the most significant cost driver for our locations, and energy costs represented 38.08% and 60.24% expressed as a percentage of bitcoin mining revenues during the years ended August 31, 2024 and 2023, respectively.

Energy prices can be highly volatile and global events (including wars in Ukraine and the Middle East) may cause fuel prices, and to a lesser extent power prices, to fluctuate widely. All of our sites are currently subject to variable prices and market rate fluctuations with respect to wholesale power costs over the long-term, but not over the short-term where there is a fixed price power purchase agreement in place. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with an eye towards increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms and polar vortices, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates. The average power prices we paid in our facilities for the years ended August 31, 2024 and 2023 was $0.0340 and $0.0530 per kilowatt hour, respectively.

Cost of sales related to sales of mining equipment was $180,891 for the year ended August 31, 2024, compared to $87,080 for the year ended August 31, 2023. Cost of sales consisted of the purchase price of equipment sold, plus shipping and value added tax on the equipment for equipment sales reported under the “completed sale” method.

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

Operating Expenses

During the year ended August 31, 2024, the Company incurred $3,208,513 in operating expenses, compared to $2,635,553 in operating expenses during the year ended August 31, 2023. Major components of operating expenses for the 2024 period as compared to the 2023 period were:

	Year ended	Year ended	Percentage
	August 31, 2024	August 31, 2023	Change %

General and administrative expenses	$370,162	$293,989	25.9%
Depreciation	923,545	470,705	96.2%
Professional fees	615,256	456,322	34.8%
Related party compensation	1,293,352	1,309,663	(1.3%	)
Impairment of fixed assets	120,000	122,950	(2.4%	)
Gain from sale of digital currencies	(113,803)	(21,682)	424.9%
Impairment of cryptocurrency	–	3,523	N/A
Total operating expenses	$3,208,513	$2,635,470	21.7%

The increase in operating expenses in the fiscal year ended August 31, 2024 as compared to the fiscal year ended August 31, 2023 is primarily attributable to increased general and administrative expenses, depreciation, and professional fees in 2024 as compared to 2023, partially offset by a decrease in related party compensation over the 2023 period. Included in operating expenses in the year ended August 31, 2024 was $1,123,138 in non-cash expenses due to the issuance of common stock for professional services and to related parties as compensation, as compared to $1,318,044 in the year ended August 31, 2023. The Company expects that operating expenses will trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs associated with the expansion of its operations.

Other Income (Expense)

During the year ended August 31, 2024, the Company incurred ($845,018) in other expenses, as compared to other expenses of ($51,801) in the year ended August 31, 2023. Other income (expense) in the year ended August 31, 2024 was comprised of interest expense of ($268,578) and interest income of $54,617, as compared to ($97,460) of interest expenses, $16,939 of other income and $28,720 of interest income during the year ended August 31, 2023. The increase in interest expense and interest income in fiscal 2024 is due to an increase in the average amount borrowed by the Company under its line of credit in fiscal 2024 compared to fiscal 2023, as well as increased interest collected on its notes receivable. Other income (expense) was materially impacted in the fiscal year ending August 31, 2024 by a loss on extinguishment of debt of ($355,123) on a bitcoin debt arrangement with Luxor in which the Company borrowed bitcoin and was required to repay the bitcoin debt only in bitcoin, during a period when bitcoin significantly appreciated in value, as well as a loss on the ROC Digital joint venture investment of ($311,313), offset by gain on note settlement of $35,379.

Net Income (Loss)

As a result of the foregoing, during the year ended August 31, 2024, the Company incurred a net loss of ($3,292,503), or ($0.07) per share, as compared to a net loss of ($2,464,884) or ($0.05) per share during the year ended August 31, 2023. The increase in the Company’s net loss in the year ended August 31, 2024, compared to the year ended August 31, 2023, is attributable to the factors discussed above.

Liquidity and Capital Resources

As of August 31, 2024, the Company had $499,270 in cash on hand. During the year ended August 31, 2024 the Company had a net loss of $3,292,503.

Cash flows used in operating activities were $28,753 for the year ended August 31, 2024 compared to cash flows used in operating activities of $809,715 for the year ended August 31, 2023. The decrease in cash used in operating activities for fiscal 2024 compared to fiscal 2023 is primarily attributable to a material decrease in the operating loss in 2024 compared to 2023 after excluding non-cash items in both periods, which include depreciation, stock based compensation and impairment of fixed assets and changes in balance sheet accounts, such as accounts payable, accrued expenses, accrued interest and notes receivable.

Cash flows used in investing activities were $67,525 for the year ended August 31, 2024 compared to cash flows used in investing activities of $612,288 for the year ended August 31, 2023. The decrease in net cash used in investing activities during fiscal 2024 period compared to the same period in 2023 is solely due to a decrease in cash used to purchase equipment.

Cash flows provided by financing activities were $325,000 for the year ended August 31, 2024 compared to cash flows provided by financing activities of $1,300,000 for the year ended August 31, 2023. All of the financing cash flows in both 2023 and 2024 were provided by related party loans.

During the years ended August 31, 2023 and 2024, a significant component of the Company’s current liquidity was derived from the LOC Agreement with IDI. As amended, the LOC Agreement allows the Company to borrow up to $2,300,000 thereunder until December 1, 2024. Each draw request is subject to the approval of IDI in its sole discretion. As amended, all principal and interest due under the LOC Agreement are due and payable on December 1, 2024, provided that the Company has the right to extend the maturity date for 6 monthly periods in consideration for an extension fee of $25,000 per extension. As of December 5, 2024, the principal amount borrowed under the LOC Agreement was $1,875,000, and the Company had exercised its right to extend the maturity date of the loan.

The Company believes that cash on hand, expected receipts from the sale of equipment, and revenue from self-mining will provide it with sufficient liquidity to fund its operations for the next 12 months. The Company expects to receive approximately $31,000 per month from the sale of four immersion containers to the ROC Digital joint venture. As of December 5, 2024, the Company owned approximately 4,700 miners, which includes 3,000 miners acquired after the end of the fiscal year and which should significantly boost revenues in fiscal 2025. Other sources of revenue that the Company may receive include equity distributions from the ROC Digital joint venture. The Company does not budget to include any proceeds from the exercise of its outstanding warrants because it is not able to predict when or if the market price of its common stock will exceed the exercise price of its warrants.

Nevertheless, while the Company does not believe it needs additional capital to maintain operations, it will need additional capital to expand its digital asset hosting and mining business, and take advantage of opportunities in the marketplace that currently exist due to the recent decline in digital asset prices. Therefore, the Company has engaged an investment banker and is pursuing additional capital-raising alternatives, including the potential issuance of common stock in a private placement, the issuance of convertible notes or preferred stock, and a firm commitment offering that will enable the Company to list its common stock on a national securities exchange. There is no assurance that the Company will be able to raise additional capital or that the terms of any capital raise are not dilutive to current shareholders or carry other terms that are unfavorable to the Company and its shareholders.

Bitcoin Holdings

At August 31, 2024, we held approximately .25731 bitcoin with a fair market value of $14,966 on the balance sheet. All of the bitcoin were classified as “Cryptocurrencies” on the balance sheet. The quoted market value of a single bitcoin as of August 31, 2024 was approximately $58,989. During the year ended August 31, 2023 we incurred an impairment charge on cryptocurrency of $3,523 due to the decline in the market price of cryptocurrency.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, and results of operations, liquidity or capital resources.

Related Party Transactions

Line of Credit from IDI

On October 19, 2022, the Company entered into a Line of Credit Agreement (the “LOC Agreement”) with Innovative Digital Investors Emerging Technology, L.P. (“IDI), a limited partnership controlled by Jonathan Bates, the Company’s Chairman, and Raymond Mow, the Company’s Chief Financial Officer and a Director. The LOC Agreement provided for loans of up to $1,000,000 at the request of the Company to finance the purchase of equipment necessary for the operation of the Company’s business, and related working capital. Loans under the LOC Agreement accrue interest at twelve percent (12%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. The Company had the right to submit draw requests under the LOC Agreement until April 15, 2023. Each draw request is subject to the approval of IDI in its sole discretion. The amount drawn, plus all accrued interest therein, was originally repayable in full on December 1, 2023.

Effective May 13, 2023, the Company and IDI amended the LOC Agreement to increase the amount that the Company may borrow thereunder to $1,750,000, extended the date by which the Company could borrow funds thereunder to December 1, 2023, and extended the maturity date to December 1, 2024. Simultaneous with the extension, the Company borrowed an additional $500,000, primarily to fund the purchase of ASIC miners. Effective November 4, 2024, the Company and IDI amended the LOC Agreement to increase the amount that the Company may borrow thereunder to $2,300,000. In addition, the Company agreed that IDI has the right to extend the maturity date for six monthly periods in consideration for an extension fee of $25,000 for each extension, which will be added to the balance due thereunder. In addition, IDI was granted the right to convert 11,500,000 shares of common stock it owns into 2,300 shares of Series B Convertible Preferred Stock. In consideration for the above the amendments, IDI agreed to approve a new draw under the line of credit of $250,000 and to purchase an additional 200 shares of Series B Convertible Preferred Stock for $200,000, for net new financing to the Company of $450,000.

As of December 5, 2024, the principal amount due IDI under the LOC Agreement was $1,875,000, and the Company had exercised its right to extend the maturity date of the loan.

Transactions with ROC Digital Mining I, LLC

In October 2022, we entered into a joint venture arrangement with ROC Digital Mining I, LLC (“ROC Digital”) to jointly develop and operate a bitcoin mining operation in Pecos, Texas. Under the joint venture, we contributed one immersion container, six transformers and cash with a value of $987,429 as a capital contribution to ROC Digital Mining I, LLC (the “ROC Digital”). In return, we received 240 Class B Units of ROC Digital pursuant to an ongoing offering of a total of 1,000 Class B Units at $4,400 per unit. We simultaneously sold ROC Digital four immersion containers for $1,200,000, which is payable pursuant to a promissory note that bears interest at 5% per annum, and is payable pursuant to monthly payments of $31,203.64 per month commencing on December 30, 2022, with any remaining principal and interest payable in full on May 31, 2026. The note is secured by the equipment that was sold. As of August 31, 2023 and August 31, 2024, the note receivable from ROC Digital amounted to $1,029,721 and $655,277, respectively.

We also obtained the right to locate one container at the location that we would be able to use for self-mining. Under our hosting agreement with ROC Digital, we located one immersion container at the site for $500 per month, plus payment of our pro rata share of electricity, internet and insurance for the site. Under the hosting agreement, we also agreed to contribute $100,000 toward the electricity deposit for the site, which is refundable to us at the earlier of the date the electricity provider releases the deposit or 90 days after the expiration or termination of the hosting agreement. The hosting agreement has a term of one year, subject to our right to renew the agreement for two one year terms after receipt of notice of the renewal terms of the joint venture’s electricity supply agreement for the upcoming year. In April 2024, we exercised our right to extend the hosting agreement for an additional year running from May 2024 to April 30, 2025.

Transactions with Rykor Energy Solutions, LLC

In May 2024, we brokered the sale of 20 transformers to Rykor Energy Solutions, LLC (“Rykor”). The total sales price of the transformers is approximately $1,407,000 and our total cost is expected to be $1,340,000. Rykor owns 2,672,000 shares of our common stock and warrants to purchase an additional 5,344,000 shares, and as a result is the beneficial owner of approximately 17.8% of our common stock. John Kelly, a principal of Rykor (who is also a principal of ROC Mining), also serves on our board of directors. Subsequent to August 31, 2024, by mutual agreement the order was reduced to 10 transformers instead of 20 transformers. These units were delivered and the Company recorded revenue of $703,500 with a cost of sales of $670,000 resulting in a profit of $33,500.

Critical Accounting Estimates

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

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. The most significant estimates relate to the calculation of stock-based compensation, collectability of notes receivable, useful lives and recoverability of long-lived assets, depreciation methods, income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these condensed financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. There have been no material changes to the Company’s accounting estimates since the Company’s condensed financial statements for the fiscal year ended August 31, 2024.

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

Step 3: The transaction consideration the Company earns is non-cash digital consideration in the form of bitcoin, which is based on the Full-Pay-Per-Share (“FPPS”) payout method under the contract with the pool operator. According to the customer contract, daily settlements are calculated from midnight-to-midnight UTC time, and the amount due in bitcoin is credited to the Company’s account shortly thereafter on the following day. The amount of bitcoin the Company is entitled to for providing hash calculations to the Customer's mining pool under the FPPS payout method is made up of block rewards and transaction fees less mining pool fees determined as follows:

•	The non-cash consideration calculated as a block reward over the continuously renewed contract periods is based on the total blocks expected to be generated on the Bitcoin Network for the daily 24-hour period beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: the hash calculations that the Company provides to the Customer as a percent of the Bitcoin Network’s implied hash calculations as determined by the network difficulty, multiplied by the total Bitcoin Network block rewards expected to be generated for the same period.

•	The non-cash consideration calculated as transaction fees paid by transaction requestors is based on the share of total actual fees paid over the continuously renewed contract periods beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: total actual transaction fees generated on the Bitcoin Network during the contract period as a percent of total block rewards the Bitcoin Network actually generated during the same period, multiplied by the block rewards we earned for the same period noted above.

•	The sum of the block reward and transaction fees earned by the Company is reduced by mining pool fees charged by the Customer for operating the mining pool based on a rate schedule per the mining pool contract. The mining pool fee is only incurred to the extent we perform hash calculations and generate revenue in accordance with the Customer’s payout formula during the continuously renewed contract periods beginning mid-night UTC and ending 23:59:59 UTC daily. During the year ending August 31, 2024, the Company utilized one mining pool for its self-mining operations, which charges 0.3% of the bitcoin payable to the Company as a pool management fee. This amount represents consideration paid to the Customer and is thus reported as a reduction in revenue as the Company does not receive a distinct good or service from the mining pool operator in exchange.

There are no other forms of variable considerations, such as discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items.

The above non-cash consideration is variable in accordance with paragraphs ASC 606-10-32-5 to 606-10-32-7, since the amount of block reward earned depends on the amount of hash calculations we perform; the amount of transaction fees we are entitled to depends on the actual Bitcoin Network transaction fees over the same 24-hour period; and the operator fees for the same 24-hour period are variable since it is determined based on the total block rewards and transaction fees in accordance with the pool operator’s agreement. While the non-cash consideration is variable, the Company has the ability to estimate the variable consideration at contract inception with reasonable certainty without the risk of significant revenue reversal. The Company does not constrain this variable consideration because it is probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved and recognizes the non-cash consideration on the same day that control of the service is transferred, which is the same day as contract inception.

The Company measures the non-cash consideration based on the spot rate of bitcoin determined using the Company’s primary trading platform for bitcoin at mid-night UTC on the day of contract inception. The Company recognizes non-cash consideration on the same day that control of the contracted service is transferred to the pool operator, which is the same day as the contract inception.

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

During the year ending August 31, 2024, the Company utilized one mining pool for its self-mining operations, which charges 0.3% of the bitcoin payable to the Company as a pool management fee.

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

Cryptocurrency earned by the Company through its mining activities are included within operating activities on the accompanying statements of cash flows. The sales of digital currencies are included within investing activities in the accompanying statements of cash flows and any realized gains or losses from such sales are included in other income (expense) in the statements of operations and comprehensive income (loss). The Company accounts for its gains or losses in accordance with the moving weighted average method of accounting.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC Topic 260, “Earnings per Share.” Basic earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. As of August 31, 2024 there were no common stock equivalents that were dilutive.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, with the assistance of management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2024. These controls are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2024 based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2024 based on those criteria.

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

(c)	Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the quarter ended August 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance Directors and Executive Officers

Our directors and executive officers and their ages at November 30, 2023, are listed in the following table:

Name	Age	Title
Jonathan Bates	54	Chairman of the Board and Chief Executive Officer
Erik S. Nelson	57	President and Director
Raymond Mow	58	Chief Financial Officer and Director
Seth Bayles	44	Corporate Secretary and Director
Michael Maloney	39	Director
Ryan Ramnath	31	Chief Operating Officer
Lori Love	43	Director
John Kelly	56	Director

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

John Kelly has served as a director since January 2024. John Kelly has started numerous successful businesses in Heavy Construction, Site Development, Real Estate Development, Car Dealership construction., and Bitcoin Mining Site development. He has helped develop over 100 Car Dealerships, has owned and constructed over 3 million square feet of industrial buildings, and has overseen the construction of over 10,000 individual housing units. His clients include Amazon, Siemens, RK Centers, Group1 Automotive, and Eversource. He is currently President or Principal of three separate companies, including Rykor Energy Solutions. Rykor Energy Solutions produces a proprietary immersion datacenter primarily used for Bitcoin Mining. Mr. Kelly is a principal of ROC Digital Mining Manager, LLC, which manages ROC Digital Mining I, LLC, hosting and mining enterprise in which the Company is a major investor. Mr. Kelly is very qualified to serve on the board given his deep understanding of the construction and engineering which goes into the development and maintenance of a Bitcoin Mining site. Furthermore, he designed and developed his own immersion datacenter product, which provides valuable insight to our existing operations. Mr. Kelly holds numerous Contractor licenses related to Industrial, Commercial, and Residential Construction. Mr. Kelly graduated from Boston College in 1991 with a degree in Political Science.

None of the directors and executive officers share any familial relationship with any other executive officers or key employees.

None of the directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Item 401(f), except as disclosed above.

Director Nomination Process

Our board has not formed a separate nominating committee; instead, our full board is responsible for overseeing the selection of persons to be nominated to serve on our board. The board believes that nominating decisions are best determined by the entire board. The board does not have a formal policy on board candidate qualifications. The board may consider those factors it deems appropriate in evaluating director nominees made either by the board or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other board members, and specialized knowledge or experience. Depending upon the current needs of the board, certain factors may be weighed more or less heavily. In considering candidates for the board, the directors evaluate the entirety of each candidate’s credentials and do not have any specific minimum qualifications that must be met. “Diversity,” as such, is not a criterion that the board considers. The directors will consider candidates from any reasonable source, including current board members, stockholders, professional search firms or other persons. The directors will not evaluate candidates differently based on who has made the recommendation.

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

Audit Committee Functions

The Company has an Audit Committee established in accordance with Section 3(a)(58)(a) of the Exchange Act, although it is not in compliance with Rule 10A-3 promulgated thereunder because not all of its members are disinterested. The members of the audit committee are Jonathan Bates, Lori Love and Michael Maloney. The Audit Committee is responsible for oversight of the quality and integrity of the accounting, auditing and reporting practices of the Company. More specifically, it assists the board of directors in fulfilling its oversight responsibilities relating to (i) the quality and integrity of our condensed financial statements, reports and related information provided to stockholders, regulators and others, (ii) our compliance with legal and regulatory requirements, (iii) the qualifications, independence and performance of our independent registered public accounting firm, (iv) the internal control over financial reporting that management and the board have established, and (v) the audit, accounting and financial reporting processes generally. The Audit Committee is also responsible for the review and approval of related-party transactions. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from the Company for, outside legal, accounting or other advisors as it deems necessary to carry out its duties.

Audit Committee Financial Expert

The board has determined that Lori Love qualifies as an “audit committee financial expert” within the meaning of SEC rules.

Audit Committee Report

The Audit Committee oversees the Company’s financial reporting process on behalf of our Board. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls. In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited financial statements in the Company’s annual report with management, including a discussion of any significant changes in the selection or application of accounting principles, the reasonableness of significant judgments, the clarity of disclosures in the financial statements, and the effect of any new accounting pronouncements.

The Audit Committee reviewed with the Company’s independent registered public accounting firm, which is responsible for expressing opinions on the conformity of the Company’s audited financial statements with generally accepted accounting principles and effectiveness of the Company’s internal control over financial reporting, its judgments as to the quality, not just the acceptability, of the Company’s accounting principles and such other matters as are required to be discussed with the Audit Committee under the applicable requirements of the Public Company Accounting Oversight Board and the SEC. In addition, the Audit Committee has discussed with the Company’s independent registered public accounting firm its independence from management and the Company, has received from the Company’s independent registered public accounting firm the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, and has considered the compatibility of non-audit services with the auditor’s independence.

The Audit Committee met with the Company’s independent registered public accounting firm to discuss the overall scope of its services, the results of its audit and reviews, and the overall quality of the Company’s financial reporting. The Company’s independent registered public accounting firm also periodically updates the Audit Committee about new accounting developments and their potential impact on the Company’s reporting. The Audit Committee’s meetings with the Company’s independent registered public accounting firm were held with and without management present. The Audit Committee is not employed by the Company, nor does it provide any expert assurance or professional certification regarding the Company’s financial statements. The Audit Committee relies, without independent verification, on the accuracy and integrity of the information provided, and representations made, by management and the Company’s independent registered public accounting firm.

In reliance on the reviews and discussions referred to above, the Audit Committee has recommended to the Board that the audited financial statements of the Company be included in its Annual Report on Form 10-K for the fiscal year ended August 31, 2024. The Audit Committee and the Board also have recommended that the ratification of the appointment of Bush and Associates CPA, as the Company’s independent registered public accounting firm for the fiscal year ending August 31, 2025, be submitted as a proposal at the annual meeting.

The Audit Committee reviews and assesses the adequacy of its charter on an annual basis. While the Audit Committee believes that the charter in its present form is adequate, it may in the future recommend to the Board of Directors amendments to the charter as it may deem necessary or appropriate.

Respectfully submitted,

The Audit Committee of the Board of Directors

Lori Love (Chairman)

Michael Maloney

Jonathan Bates

This report of the Audit Committee is not “soliciting material,” shall not be deemed “filed” with the SEC, and shall not be incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its principal executive, financial and accounting officers and persons performing similar functions, as well as all directors and employees of the Company. A copy of the Code of Ethics is filed as an exhibit to this report, and posted on the Company’s website, bitminetech.io. In addition, the Company will provide a copy of the Code of Ethics to any shareholder who submits a written request in writing to our chief executive officer at Bitmine Immersion Technologies, Inc., 10845 Griffith Peak Dr., #2, Las Vegas, NV 89135; e-mail: enelson@bitminetech.io.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended August 31, 2024, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such report.

Item 11. Executive Compensation

The following identifies the elements of compensation for fiscal years 2023 and 2022 with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during fiscal year 2024, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at August 31, 2024 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at August 31, 2024.

Based on our compensation for the fiscal year ended August 31, 2024, Jonathan Bates and Raymond Mow constitute our only “named executive officers” pursuant to Item 402 of Regulation S-K.

Summary Compensation Table

	Fiscal		Stock	All Other
Name and Principal Position	Year	Salary	Compensation	Compensation	Total
Jonathan Bates (1)	2024	$–	$622,120	$–	$622,120
Chief Executive Officer	2023	$–	$622,120	$–	$622,120

Raymond Mow (1)	2024	$–	$155,115	$–	$155,115
Chief Financial Officer	2023	$–	$155,115	$–	$155,115

(1)	Mr. Bates has served as our chief executive officer from May 2022 to the present. Mr. Bates did not receive any cash compensation for his service. On August 31, 2022 Mr. Bates was awarded 150,000 Series A Preferred Shares, which vest on January 15, 2025 if Mr. Bates is employed by the Company at that time. Each Preferred Share was valued at its liquidation preference of $10 per share for a total value of $1,500,000, and will be amortized to expense by the Company pro rata from the period from September 1, 2022 through January 15, 2025.

(2)	Mr. Mow has served our chief financial officer from July 16, 2020 to the present. Mr. Mow did not receive any cash compensation for his services for either the 2022 or 2023 fiscal years. On August 31, 2022 Mr. Mow was awarded 850,000 shares of common stock, which vest on January 15, 2025 if Mr. Mow is employed by the Company at the time. These shares were valued at $0.44 for a total value of $374,000, and will be amortized to expense by the Company pro rata from the period from September 1, 2022 through January 15, 2025.

(a) The assumptions used to value the stock compensation is as follows:

•	The Company’s common stock is very thinly traded and not indicative of the fair market value of the common stock;

•	During the fiscal year ended August 31, 2022 the Company conducted a Unit Offering of common stock and two warrants and sold $5,152,500 worth of the Unit Offering at a price of $1.25 per Unit;

•	The Company used this offering as an indication of the fair market value of its common stock and performed a Black Scholes analysis to determine the respective values of the common stock and warrants included in the Unit Offering. The Black Scholes analysis yield a value of $0.44 per share for the common stock.

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

Notwithstanding the above, the Company is not currently paying any compensation to its executive officers on a cash basis until it raises additional capital to fund its business and capital expenditure needs.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding all outstanding equity awards held by the named executive officers at August 31, 2024. There are no outstanding option awards. Outstanding restricted stock grants have been approved by our Board.

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

(1)	The value of the unearned awards of common stock is based upon the estimated value of our common stock on August 31, 2024, which was $0.44 per share, based on the value estimated for the common stock in a $1.25 Unit offering completed shortly before the issuance of the awards. The value of the unearned awards of Series A Preferred Stock is based upon the liquidation preference of $10 for each share of Series A Preferred Stock

(2)	The restricted stock grant consisted of 150,000 shares of Series A Preferred Stock issued as of August 31, 2022, which vest on January 15, 2025 in the event the executive is still employed by us as of that date. The Series A Preferred Shares are convertible into 2,608,696 shares of common stock. None of the shares had vested as of August 31, 2024.

(3)	The restricted stock grant consisted of 850,000 shares of common stock issued as of August 23, 2022, which vest on January 15, 2025 in the event the executive is still employed by us as of that date. None of the shares had vested as of August 31, 2024.

Employment Agreements

The Company does not have any written employment agreements with any of its named executive officers. Beginning September 1, 2024, the Company orally agreed to accrue compensation at the rate of $25,000 per month for Mr. Bates and $10,000 per month for Mr. Mow, which will be paid when the Company has sufficient liquidity.

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

Nonqualified Deferred Compensation

None of our named executive officers are covered by a deferred contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Director Compensation

The following table details the total compensation earned by our non-employee directors during the year ended August 31, 2024.

Name	Fee Earned or Paid in Cash ($) (1)	Restricted Stock Awards ($) (2)	All Other Compensation ($)	Total ($)
Michael Maloney	$–	$–	$–	$–
Seth Bayles	$–	$–	$–	$–
Erik Nelson (2)	$–	$63,870	$–	$63,870
Lori Love (3)	$–	$52,800	$–	$52,400
John Kelly	$–	$–	$–	$–

(1)	Excludes travel expense reimbursements.

(2)	Includes 350,000 shares of restricted issued to Mr. Nelson. The shares were valued at $154,000, or $0.44 per share, which is the price at which the Company sold shares for cash in a contemporaneous offering to third parties as described in the Summary Compensation Table above for Executive Officers. These shares vest on January 15, 2025 if Mr. Nelson is employed by the Company at that time and are amortized to expense by the Company pro rata for the period from September 1, 2022 through January 15, 2025. None of the shares had vested as of August 31, 2024.

(3)	Ms. Love was issued 150,000 shares of common stock which vest at the rate of 10,000 shares per month as of the last day of each calendar month beginning on August 31, 2023. As of August 31, 2024, 130,000 shares had vested.

There were no options outstanding to directors as of August 31, 2024.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 5, 2024, certain information concerning the beneficial ownership of our common stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities & Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after December 5, 2024 through the exercise of any stock option, warrant or other right, or the conversion of any security. As of December 5, 2024 there were 39,667,607 shares outstanding. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name	Shares Beneficially Owned	Percent of Common Stock (1)
5% Stockholders
Jonathan Bates (2)	39,399,800	52.6%
Innovative Digital Investors Emerging Technology, LP (2)	27,699,800	41.1%
Rykor Energy Solutions, LLC (3)	8,016,000	17.8%
Sam Jorgensen (4)	6,887,754	17.4%
BFAM Partners, LLC (2)	4,200,000	10.6%
Michael Maloney	4,000,000	10.1%
Abed Equities (5)	3,650,000	9.2%
BitFlair Mining Corp. (6)	3,443,877	8.7%
Chris Moses	3,041,299	7.7%
Erik S. Nelson (7)	2,655,000	6.7%
Raymond Mow	2,600,000	6.6%
Directors and Named Executive Officers
Jonathan Bates (2)	39,399,800	52.6%
John Kelly (3)	8,016,000	17.8%
Michael Maloney	4,000,000	10.1%
Ryan Ramnath (8)	3,443,877	8.7%
Erik S. Nelson (7)	2,655,000	6.7%
Raymond Mow	2,600,000	6.6%
Seth Bayles	500,000	1.3%
Lori Love	150,000	0.4%
Officers and Directors as a Group	60,764,677	75.8%

(1)	Based on 39,667,607 shares of common stock issued and outstanding as of December 5, 2024.

(2)	Includes (i) 12,500,000 shares that Innovative Digital Investors Emerging Technology, LP (“Innovative”) has the right to acquire upon the conversion of 2,500 shares of Series B Convertible Preferred Stock, (ii) 15,199,800 shares that Innovative has the right to acquire upon the conversion of 303,966 shares of Series A Convertible Preferred Stock, (iii) 4,200,000 shares owned by BFAM Partners, LLC (“BFAM”), of which Mr. Bates is the 100% owner, and (iv) 7,500,000 shares that Mr. Bates has the right to acquire upon the conversion of 150,000 shares of Series A Convertible Preferred Stock. Mr. Bates has sole voting and investment power of any shares owned by Innovative by virtue of his ownership of its general partner. Mr. Bates has sole voting and investment power of any shares owned by BFAM. BFAM and an individual retirement account established by Mr. Bates own approximately 10.03% of Innovative. Mr. Bates owns 90% of BFAM, and a trust established for his children on the remaining 10%. Mr. Bates disclaims beneficial ownership of any shares owned by Innovative beyond his percentage interest in such entity.

(3)	Includes (i) 2,672,000 shares held outright, (ii) 2,672,000 Class C-1 Warrants which are exercisable immediately, and (iii) 2,672,000 Class C-2 Warrants which are exercisable immediately. John Kelly and Nick Marrocco have shared voting and investment power over the securities owned by Rykor Energy Solutions, LLC.

(4)	Includes (i) 3,443,877 shares owned by Mr. Jorgensen and (ii) 3,443,877 shares owned by BitFlair Mining Corp. (“BitFlair”), of which Mr. Jorgensen has shared voting and investment power. Mr. Jorgenson disclaims beneficial ownership of shares held by BitFlair beyond his 40% percentage interest therein.

(5)	Gabriel Abed has sole voting and investment power over any shares owned by Abed Equities.

(6)	Ryan Ramnath and Sam Jorgenson have shared voting and investment power over any shares owned by Bitflair Mining Corp.

(7)	Includes (i) 1,100,000 shares owned by Mr. Nelson, (ii) 1,505,000 shares owned by Coral Investment Partners, LP (“Coral”), as to which Mr. Nelson, in his capacity as owner of the general partner, has sole voting and investment power, and (iii) 50,000 shares owned by Sterling Acquisitions 1, Inc. (“Sterling”). Mr. Nelson disclaims beneficial ownership of shares held by Coral beyond his 40% ownership interest therein. Mr. Nelson does not have an interest in Sterling, but his spouse and children own 80% of Sterling, and Mr. Nelson’s spouse shares the power to vote and dispose of any shares owned by Sterling.

(8)	Includes 3,443,877 shares owned by BitFlair Mining Corp. (“BitFlair”), of which Mr. Ramnath has shared voting and investment power. Mr. Ramnath disclaims beneficial ownership of shares held by BitFlair beyond his percentage interest in Bitflair of 40%.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of August 31, 2024 about the securities issued, or authorized for future issuance, under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders	–	–	–
2023 Restricted Common Stock Grant to Director (1)	150,000	$0.44	–
2022 Restricted Common Stock Grants to Officers (2)	3,550,000	$0.44	–
2022 Restricted Common Stock Bonus Grants to Officer (3)	101,516	$0.44	–
2023 Restricted Common Stock Bonus Grants to Officer (3)	258,735	$0.44	–
2024 Restricted Common Stock Bonus Grants to Officer (3)	246,958	$0.44
2022 Restricted Preferred Stock Grant to Officer (4)	7,500,000	$0.44	–
2021 Restricted Common Stock Grant to Officer (5)	4,500,000	$0.015	–
Total	16,307,209	$0.33	–

(1)	In August 2023, we granted 150,000 shares of restricted common stock to Lori Love. The shares were valued at $66,000 on the date of the award, based on a value of $0.44 per share. The shares vest at the rate of 10,000 shares per month, beginning on August 31, 2023.

(2)	Consists of the following transactions:

a.	In February 2022, we granted 2,100,000 shares of restricted common stock to Chris Moses. The shares were valued at $924,000 on the date of the award, based on a value of $0.44 per share. The shares vest on January 15, 2027.
b.	In August 2022, we granted 850,000 shares of restricted common stock to Raymond Mow. The shares were valued at $374,00 on the date of the award, based on a value of $0.44 per share. The shares vest on January 15, 2025.
c.	In August 2022, we granted 600,000 shares of restricted common stock to Erik S. Nelson. The shares were valued at $264,000 on the date of the award, based on a value of $0.44 per share. 250,000 of the shares were for past services and vested immediately. The remaining 350,000 shares vest on January 15, 2025.

(3)	In February 2022, we entered into an employment agreement with Chris Moses, under which we are obligated to issue quarterly bonuses payable in shares of common stock equal to $50,000 divided by the closing price on the last day of each calendar quarter. During the fiscal year ended August 31, 2022, we issued Mr. Moses 101,516 shares of common stock as quarterly bonuses, which we valued at $0.44 per share rather than the closing price for common stock. During the fiscal year ended August 31, 2023, we issued Mr. Moses 258,735 shares of common stock as quarterly bonuses, which we valued at $0.44 per share rather than the closing price for common stock. During the fiscal year ended August 31, 2024, we issued Mr. Moses 246,958 shares of common stock as quarterly bonuses, which we valued at $0.44 per share rather than the closing price for common stock.
(4)	In August 2022, we granted 150,000 shares of restricted Series A Convertible Preferred Stock to Jonathan Bates. The shares were valued at $1,500,000 on the date of the award. The shares vest on January 15, 2025. The shares are convertible into common stock at the stated value of $10 per share divided by $0.20, which would result in the issuance of 7,500,000 shares of common stock on conversion.
(5)	In August 2021, we granted 4,000,000 shares to Michael Maloney and 500,000 shares issued to Seth Bayles as compensation for agreeing to join the board of directors. The shares were valued at $0.015, which is the price at which the Company sold shares for cash in a contemporaneous offering to third parties.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Line of Credit from IDI

On October 19, 2022, the Company entered into a Line of Credit Agreement (the “LOC Agreement”) with Innovative Digital Investors Emerging Technology, L.P. (“IDI), a limited partnership controlled by Jonathan Bates, the Company’s Chairman, and Raymond Mow, the Company’s Chief Financial Officer and a Director. The LOC Agreement provided for loans of up to $1,000,000 at the request of the Company to finance the purchase of equipment necessary for the operation of the Company’s business, and related working capital. Loans under the LOC Agreement accrue interest at twelve percent (12%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. The Company had the right to submit draw requests under the LOC Agreement until April 15, 2023. Each draw request is subject to the approval of IDI in its sole discretion. The amount drawn, plus all accrued interest therein, was originally repayable in full on December 1, 2023.

Effective May 13, 2023, the Company and IDI amended the LOC Agreement to increase the amount that the Company may borrow thereunder to $1,750,000, extended the date by which the Company could borrow funds thereunder to December 1, 2023, and extended the maturity date to December 1, 2024. Simultaneous with the extension, the Company borrowed an additional $500,000. Effective November 4, 2024, the Company and IDI amended the LOC Agreement to increase the amount that the Company may borrow thereunder to $2,300,000. In addition, the Company agreed that IDI has the right to extend the maturity date for six monthly periods in consideration for an extension fee of $25,000 for each extension, which will be added to the balance due thereunder. In addition, IDI was granted the right to convert 11,500,000 shares of common stock it owns into 2,300 shares of Series B Convertible Preferred Stock. In consideration for the above the amendments, IDI agreed to approve a new draw under the line of credit of $250,000 and to purchase an additional 200 shares of Series B Convertible Preferred Stock for $200,000, for net new financing to the Company of $450,000. The Company exercised its right to extend the maturity date of the loan on December 1, 2024.

As of December 5, 2024, the principal amount due IDI under the LOC Agreement was $1,875,000.

Transactions with ROC Digital Mining I, LLC

In October 2022, we entered into a joint venture arrangement with ROC Digital Mining I, LLC (“ROC Digital”) to jointly develop and operate a bitcoin mining operation in Pecos, Texas. Under the joint venture, we contributed one immersion container, six transformers and cash with a value of $987,429 as a capital contribution to ROC Digital Mining I, LLC (the “ROC Digital”). In return, we received 240 Class B Units of ROC Digital pursuant to an ongoing offering of a total of 1,000 Class B Units at $4,400 per unit. We simultaneously sold ROC Digital four immersion containers for $1,200,000, which is payable pursuant to a promissory note that bears interest at 5% per annum, and is payable pursuant to monthly payments of $31,203.64 per month commencing on December 30, 2022, with any remaining principal and interest payable in full on May 31, 2026. The note is secured by the equipment that was sold. As of August 31, 2023 and August 31, 2024, the note receivable from ROC Digital amounted to $1,029,721 and $655,277, respectively.

We also obtained the right to locate one container at the location that we would be able to use for self-mining. Under our hosting agreement with ROC Digital, we located one immersion container at the site for $500 per month, plus payment of our pro rata share of electricity, internet and insurance for the site. Under the hosting agreement, we also agreed to contribute $100,000 toward the electricity deposit for the site, which is refundable to us at the earlier of the date the electricity provider releases the deposit or 90 days after the expiration or termination of the hosting agreement. The original hosting agreement has a term of one year, subject to our right to renew the agreement for two one year terms after receipt of notice of the renewal terms of the joint venture’s electricity supply agreement for the upcoming year. We elected to renew the hosting agreement for an additional one year term in April 2024.

Transactions with Rykor Energy Solutions, LLC

In May 2024, we brokered the sale of 20 transformers to Rykor Energy Solutions, LLC (“Rykor”). The total sales price of the transformers is approximately $1,407,000 and our total cost is expected to be $1,340,000. Rykor owns 2,672,000 shares of our common stock and warrants to purchase an additional 5,344,000 shares, and as a result is the beneficial owner of approximately 17.8% of our common stock. John Kelly, a principal of Rykor (who is also a principal of ROC Mining), also serves on our board of directors. Subsequently, the brokered sale was reduced to 10 transformers. The contract has been fully performed, and we generated a profit of $33,500 on the transaction.

Director Independence

Our current board consists of Erik Nelson, Jonathan Bates, Raymond Mow, Seth Bayles, Michael Maloney, Lori Love and John Kelly. Our common stock is currently quoted on the over the counter market. Since the over the counter market does not have its own rules for director independence, we use the definition of independence established by the NASDAQ Stock Market. Under applicable NASDAQ Stock Market rules, a director will only qualify as an “independent director” if the director has not, at any time in the past three years, (a) been employed by us, (b) received more than $120,000 in compensation from us, other than for board services, (c) had a family member who was employed as an executive officer of us, (d) been, or had a family member that was, a partner, controlling shareholder or executive officer of any organization that received payments for property or services that exceeded the greater of 5% of the recipient’s gross revenues or $200,000, (e) been, or had a family member that was, employed as an executive officer of another entity during the past three years where any of the executive officers of us serve on the compensation committee, or (f) been, or had a family member that was, a partner in our auditor at any time in the past three years. At this time, we have determined that we have two independent directors: Michael Maloney and Lori Love.

The only committee of the board is the Audit Committee.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services provided by Bush and Associates CPA for the years ended August 31, 2024 and 2023, respectively:

The following table shows the fees billed aggregate to the Company for the periods shown:

	Fiscal Year 2024		Fiscal Year 2023
Audit Fees (1)	$196,000	(2)	$303,500	(2)
Total Fees	$180,000		$303,500

(1)	Audit Fees. Audit services include work performed for the audit of our condensed financial statements and the review of financial statements included in our condensed quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings. The fees for fiscal 2023 include $50,000 in re-audit fees.
(2)	Audit fees for 2023 include $50,000 for the re-audit of our fiscal 2023 financial statements by our current auditors, Bush and Associates, necessitated by the SEC’s permanent disqualification of our previous auditor, BF Borgers. BF Borgers audit fees for 2024 and 2023 included in the audit fee totals above were, $66,000 and $253,500, respectively.

Audit fees represent amounts invoiced for professional services rendered for the audit of the Company’s annual condensed financial statements, including the Form 10-K report, and the reviews of the quarter ending condensed financial statements included in the Company’s Form 10-Q reports.

Pre-Approval Policy and Procedures

The Audit Committee also pre-approves, on an annual basis, other audit services, and audit-related and tax services set forth in the policy, subject to estimated fee levels, on a project basis and aggregate annual basis, which have been pre-approved by the board. All other services performed by the auditor that are not prohibited non-audit services under SEC or other regulatory authority rules must be separately pre-approved by the Audit Committee. Amounts in excess of pre-approved limits for audit services, audit-related services and tax services require separate pre-approval of the Audit Committee. All of the services reflected in the above table were approved by the Audit Committee. We have not engaged our auditor to perform any services other than audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Condensed Financial Statements

•	Report of Independent Registered Public Accounting Firm;

•	Condensed Balance Sheets as of August 31, 2023 and August 31, 2024;

•	Condensed Statements of Operations for the Years Ended August 31, 2023 and 2024;

•	Condensed Statements of Stockholders’ Equity for the Years Ended August 31, 2023 and 2024;

•	Condensed Statements of Cash Flows for the Years Ended August 31, 2023 and 2024.

(3)	Exhibits

The accompanying Index to Exhibits is incorporated herein by reference.

Item 16. 10-K Summary

None.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Form 8-K filed September 6, 2022).

3.2	Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock (incorporated by reference from Form 8-K filed September 6, 2022.

3.3	Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (incorporated by reference from Form 8-K filed November 7, 2024.

3.4	Certificate of Merger (incorporated by reference from Form 10 filed October 27, 2020).

3.5	Bylaws of Sandy Springs Holdings, Inc. (incorporated by reference from Form 10 filed October 27, 2020).

4.4	Form of Class C-1 Warrant (incorporated by reference from Form S-1, File No. 333-266348, filed July 27, 2022).

4.5	Form of Class C-2 Warrant (incorporated by reference from Form S-1, File No. 333-266348, filed July 27, 2022).

4.6	Form of Class C-3 Warrant (incorporated by reference from Form S-1, File No. 333-266348, filed July 27, 2022).

10.1	Employment Agreement between the Company and Ryan Ramnath dated July 19, 2021 (incorporated by reference from Form 8-K/A filed September 9, 2021).

10.2	Master Services Agreement between Telecommunications Services of Trinidad and Tobago Limited and the Company for Colocation Services dated October 21, 2021 (incorporated by reference from Form S-1/A filed November 14, 2022).

10.3	Statement of Work No. 1 Colocation Services by and between the Company and Telecommunications Services of Trinidad and Tobago Limited dated June 17, 2022 (incorporated by reference from Annual Report on Form 10-K filed December 14, 2023).

10.4	Form of Restricted Stock Agreement (incorporated by reference from Form S-1/A filed November 14, 2022).

10.5	Amended and Restated Line of Credit Agreement between the Company and Innovative Digital Investors Emerging Technology, L.P. dated May 13, 2023 (incorporated by reference from Annual Report on Form 10-K filed December 14, 2023).

10.6	Promissory Note executed by ROC Digital Mining I LLC dated October 13, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).

10.7	Security Agreement executed by ROC Digital Mining I LLC and the Company dated October 13, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).

10.8	Transfer, Bill of Sale and Assignment executed by ROC Digital Mining I LLC and the Company dated October 13, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).

10.9	Limited Liability Company Operating Agreement of ROC Digital Mining I LLC dated July 27, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).

10.10	Limited Liability Company Operating Agreement of ROC Digital Mining Manager LLC dated July 27, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).

10.11	Colocation Services Agreement between Bitmine Immersion Technologies, Inc. and Soluna SW, LLC dated October 9, 2023 (incorporated by reference from Annual Report on Form 10-K filed December 14, 2023).

10.12	Amendment of Line of Credit Agreement between the Company and Innovative Digital Investors Emerging Technology, L.P. dated November 4, 2024 (incorporated by reference from Form 8-K filed November 7, 2024).

10.13*	Master Hashrate Purchase and Sale Agreement between the Company and Luxor Technology Corporation dated November 14, 2024.

10.14*	Unit Lien Agreement between the Company and Luxor Technology Corporation dated November 14, 2024.

14	Code of Ethics (incorporated by reference to the Annual Report on Form 10-K for the year ended August 31, 2021).

21*	List of Subsidiaries.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Accounting Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BITMINE IMMERSION TECHNOLOGIES, INC.

Dated: December 9, 2024	By:	/s/ Jonathan Bates
Jonathan Bates, Chief Executive Officer
(Principal Executive Officer)

Dated: December 9, 2024	By:	/s/ Raymond Mow
Raymond Mow, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jonathan Bates	Chairman, Director and Chief Executive Officer	December 9, 2024
Jonathan Bates

/s/ Erik S. Nelson	Director and President	December 9, 2024
Erik S. Nelson

/s/ Raymond Mow	Director and Chief Financial Officer	December 9, 2024
Raymond Mow

/s/ Seth Bayles	Director	December 9, 2024
Seth Bayle

/s/ Michael Maloney	Director	December 9, 2024
Michael Maloney

/s/ Lori Love	Director	December 9, 2024
Lori Love

/s/ John Kelly	Director	December 9, 2024
John Kelly

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Bitmine Immersion Technologies, Inc.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying condensed balance sheet of Bitmine Immersion Technologies, Inc. (the “Company”) as of August 31, 2024, and 2023, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024, and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

CRITICAL AUDIT MATTERS

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

CRITICAL AUDIT MATTER: REVENUE RECOGNITION AND VALUATION OF BITCOIN MINING ACTIVITIES

Description of the Matter:

The company generates significant revenue from Bitcoin mining activities, which involves the validation of transactions on the Bitcoin blockchain and the subsequent receipt of newly minted Bitcoins. The revenue recognition and valuation of these Bitcoin mining activities are complex due to the decentralized nature of the blockchain, the volatility of Bitcoin prices, and the lack of centralized oversight.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation and existence of Bitcoin holdings included the following:

•	We evaluated the design of controls over the process for recording Bitcoin transactions.
•	We obtained evidence of ownership by verifying the Company's control over the public addresses associated with its Bitcoin holdings.
•	We independently calculated the fair value of Bitcoin using data from multiple reputable cryptocurrency exchanges and compared our valuation to the Company's recorded amounts.
•	We performed procedures to test the completeness and accuracy of the Bitcoin transaction data used in the Company's accounting records.
•	We assessed the Company's disclosures related to the valuation methodology and risks associated with holding Bitcoin.

Auditor’s Evaluation:

Our procedures included evaluating the controls over the private keys, verifying transactions on the blockchain, and assessing the valuation methods. We found that the company had adequate controls in place to ensure the existence and ownership of the Bitcoins.

/s/Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

December 9, 2024

PCAOB ID Number 6797

Bitmine Immersion Technologies, Inc.

Condensed Balance Sheets

	August 31,	August 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$499,270	$270,547
Prepaid expenses	675,000	105,000
Cryptocurrency	14,966	129,469
Notes receivable related party - short term	374,444	374,444
Total current assets	1,563,679	879,460
Notes receivable - long term	–	731,472
Notes receivable - related party long term	280,834	655,277
Investment in joint venture	667,707	987,429
Fixed assets, net of accumulated depreciation	1,699,744	495,702
Fixed assets - not in service	3,071,565	4,453,466
Total assets	$7,283,529	$8,202,806

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$400,584	$74,904
Accrued interest - related party	315,609	97,460
Customer advances - related party	703,500	–
Loans payable - related party	1,625,000	1,300,000
Deferred revenue - short term	86,193	86,193
Total current liabilities	3,130,885	1,558,557
Deferred revenue long term	64,645	386,884
Total liabilities	3,195,530	1,945,441

Commitments and contingencies	–	–

Stockholders' Equity:
Series A Preferred Stock, $0.0001 par value, 500,000 shares authorized, 453,966 and 453,966 shares issued and outstanding as of August 31, 2024 and August 31, 2023, respectively	45	45
Common stock, $0.0001 par value, 500,000,000 shares authorized; 49,912,607 and 49,665,649 shares issued and outstanding as of August 31, 2024 and August 31, 2023, respectively	4,991	4,967
Additional paid-in capital	12,306,833	11,183,803
Accumulated deficit	(8,223,870)	(4,931,450)
Total stockholders' equity	4,087,999	6,257,365
Total liabilities and equity	$7,283,529	$8,202,806

The accompanying notes are an integral part of these condensed financial statements.

Bitmine Immersion Technologies, Inc.

Condensed Statements of Operations

	Year	Year
	Ended	Ended
	August 31,	August 31,
	2024	2023
Revenue from the sale of mining equipment	$231,133	$244,036
Revenue from hosting	48,305	12,020
Revenue from self-mining	3,030,910	389,222
Total revenue	3,310,348	645,278
Cost of sales mining equipment	180,891	87,080
Cost of sales self-mining	2,330,752	326,630
Cost of sales hosting	37,678	9,098
Gross profit	761,027	222,469

Operating expenses:
General and administrative expenses	370,163	293,989
Depreciation	923,545	470,705
Professional fees	615,256	456,323
Related party compensation	1,293,352	1,309,746
Impairment of fixed assets	120,000	122,950
Realized gain from the sale of bitcoin	(113,803)	(21,682)
Impairment of cryptocurrency	–	3,523
Total operating expenses	3,208,513	2,635,553
Loss from operations	(2,447,485)	(2,413,083)
Other income (expense)
Interest expense	(268,578)	(97,460)
Loss on the extinguishment of debt	(355,123)	–
Loss on investment in joint venture	(311,313)	–
Gain on note settlement	35,379	–
Other income	–	16,939
Interest income	54,617	28,720
Other (expense), net	(845,018)	(51,801)
Net loss	$(3,292,503)	$(2,464,884)

Basic and diluted (loss) per common share	$(0.07)	$(0.05)

Weighted-average number of common shares outstanding:
Basic and diluted	49,878,610	49,055,973

The accompanying notes are an integral part of these condensed financial statements.

Bitmine Immersion Technologies, Inc.

Condensed Statements of Changes in Stockholders' Equity

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2022	453,966	$45	48,606,915	$4,861	$9,865,865	$(2,466,566)	$7,404,205

Common stock issued for services -related party	–	–	408,735	41	190,897	–	190,938

Common shares issued for services	–	–	650,000	65	285,935	–	286,000

Stock based compensation -related party	–	–	–	–	841,106	–	841,106

Net loss	–	–	–	–	–	(2,464,884)	(2,464,884)

Balance, August 31, 2023	453,966	$45	49,665,649	$4,967	$11,183,803	$(4,931,450)	$6,257,365

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2023	453,966	$45	49,665,649	$4,967	$11,183,803	$(4,931,450)	$6,257,365

Miscellaneous reclassification adjustment	–	–	–	–	(83)	83	–

Stock based compensation -related parties	–	–	246,958	24	1,123,114	–	1,123,138

Net loss	–	–	–	–	–	(3,292,503)	(3,292,503)

Balance, August 31, 2024	453,966	$45	49,912,607	$4,991	$12,306,833	$(8,223,870)	$4,087,999

The accompanying notes are an integral part of these condensed financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Cash Flows

	Year	Year
	Ended	Ended
	August 31,	August 31,
	2024	2023
Cash flows from operating activities
Net loss	$(3,292,503)	$(2,464,884)
Stock based compensation	1,123,138	1,318,044
Gain on note settlement	(35,379)	–
Depreciation	923,545	470,705
Loss on the sale of equipment	31,641	–
Loss on investment in joint venture	311,313	–
Change in balance sheet accounts
Impairment of fixed assets	120,000	122,950
Cryptocurrencies	(225,021)	(108,035)
Notes receivable	374,443	(123,938)
Prepaid expenses	(570,000)	(100,000)
Accounts payable and accrued expenses	374,616	(9,858)
Customer advances	703,500	–
Deferred revenue	(86,193)	(12,158)
Accrued interest - related party	218,149	97,460
Net cash (used in) operating activities	(28,753)	(809,715)

Cash flows from investing activities
Return of capital on joint venture	8,408	–
Purchase of fixed assets	(75,934)	(612,288)
Net cash (used in) investing activities	(67,525)	(612,288)

Cash flows from financing activities:
Related party loans	325,000	1,300,000
Net cash provided by financing activities	325,000	1,300,000

Net increase (decrease) in cash and cash equivalents	228,723	(122,003)
Cash and cash equivalents at beginning of period	270,547	392,550
Cash and cash equivalents at end of period	$499,270	$270,547

Supplemental disclosure of non-cash investing and financing activity
Proceeds received from bitcoin loan	$577,934	$–
Repayment of bitcoin loan in bitcoin	$577,934	$–
Purchase of equipment with bitcoin	$339,525	$–
Repossession of equipment to satisfy notes receivable	$530,805	$–
Payment of an accrued liability to a related party with equipment	$48,938	$–
Sale of fixed assets for note receivable	$–	$613,514
Property contributed to joint venture	$–	$987,429

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

The Company’s condensed financial statements in this Report for the periods ended August 31, 2024, and August 31, 2023, and all references thereto have been retroactively adjusted to reflect the split unless specifically stated otherwise.

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. The most significant estimates relate to the calculation of stock-based compensation, calculation of the Company’s derivative liability, collectability of notes receivable, useful lives and recoverability of long-lived assets, depreciation methods, income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these condensed financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. There have been no material changes to the Company’s accounting estimates since the Company’s condensed financial statements for the fiscal year ended August 31, 2024.

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

Step 3: The transaction consideration the Company earns is non-cash digital consideration in the form of bitcoin, which is based on the Full-Pay-Per-Share (“FPPS”) payout method under the contract with the pool operator. According to the customer contract, daily settlements are calculated from midnight-to-midnight UTC time, and the amount due in bitcoin is credited to the Company’s account shortly thereafter on the following day. The amount of bitcoin the Company is entitled to for providing hash calculations to the Customer's mining pool under the FPPS payout method is made up of block rewards and transaction fees less mining pool fees determined as follows:

•	The non-cash consideration calculated as a block reward over the continuously renewed contract periods is based on the total blocks expected to be generated on the Bitcoin Network for the daily 24-hour period beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: the hash calculations that the Company provides to the Customer as a percent of the Bitcoin Network’s implied hash calculations as determined by the network difficulty, multiplied by the total Bitcoin Network block rewards expected to be generated for the same period.

•	The non-cash consideration calculated as transaction fees paid by transaction requestors is based on the share of total actual fees paid over the continuously renewed contract periods beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: total actual transaction fees generated on the Bitcoin Network during the contract period as a percent of total block rewards the Bitcoin Network actually generated during the same period, multiplied by the block rewards we earned for the same period noted above.

•	The sum of the block reward and transaction fees earned by the Company is reduced by mining pool fees charged by the Customer for operating the mining pool based on a rate schedule per the mining pool contract. The mining pool fee is only incurred to the extent we perform hash calculations and generate revenue in accordance with the Customer’s payout formula during the continuously renewed contract periods beginning mid-night UTC and ending 23:59:59 UTC daily. During the year ending August 31, 2024, the Company utilized one mining pool for its self-mining operations, which charges 0.3% of the bitcoin payable to the Company as a pool management fee. This amount represents consideration paid to the Customer and is thus reported as a reduction in revenue as the Company does not receive a distinct good or service from the mining pool operator in exchange.

There are no other forms of variable considerations, such as discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items.

The above non-cash consideration is variable in accordance with paragraphs ASC 606-10-32-5 to 606-10-32-7, since the amount of block reward earned depends on the amount of hash calculations we perform; the amount of transaction fees we are entitled to depends on the actual Bitcoin Network transaction fees over the same 24-hour period; and the operator fees for the same 24-hour period are variable since it is determined based on the total block rewards and transaction fees in accordance with the pool operator’s agreement. While the non-cash consideration is variable, the Company has the ability to estimate the variable consideration at contract inception with reasonable certainty without the risk of significant revenue reversal. The Company does not constrain this variable consideration because it is probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved and recognizes the non-cash consideration on the same day that control of the service is transferred, which is the same day as contract inception.

The Company measures the non-cash consideration based on the spot rate of bitcoin determined using the Company’s primary trading platform for bitcoin at mid-night UTC on the day of contract inception. The Company recognizes non-cash consideration on the same day that control of the contracted service is transferred to the pool operator, which is the same day as the contract inception.

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

During the year ending August 31, 2024, the Company utilized one mining pool for its self-mining operations, which charges 0.3% of the bitcoin payable to the Company as a pool management fee. During the year ended August 31, 2024, the Company generated $3,030,910 in revenues from mining cryptocurrency. the year ended August 31, 2023, the Company generated $389,222 in revenues from mining cryptocurrency.

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

During the year ending August 31, 2024, the Company generated $48,305 in revenues from hosting services.

Revenues from the sale of mining equipment

The Company records revenue from the resale of mining equipment it has purchased. Revenue for the sale of mining equipment is recognized under the guidelines of ASC 606. During the year ended August 31, 2024, the Company generated $231,133 in revenues from the sale of mining equipment.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On August 31, 2024, and August 31, 2023, respectively, the Company’s cash equivalents totaled $499,270 and $270,547, respectively.

Cryptocurrency

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment quarterly events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses, if the price of cryptocurrency increases, is not permitted. During the years ending August 31, 2024 and 2023, the Company realized impairment losses of $-0- and $3,523, respectively. During the years ending August 31, 2024 and 2023, the Company realized gains from the sale of cryptocurrency of $113,803 and $21,682, respectively. The Company classifies cryptocurrencies as current assets because it reasonably expects to sell or exchange all cryptocurrencies within one quarter.

Cryptocurrency earned by the Company through its mining activities are included within operating activities on the accompanying statements of cash flows. The sales of digital currencies are included within investing activities in the accompanying statements of cash flows and any realized gains or losses from such sales are included in other income (expense) in the statements of operations and comprehensive income (loss). The Company accounts for its gains or losses in accordance with the moving weighted average method of accounting.

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

Prepaid expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid expenses are recorded at fair market value. As of August 31, 2024, and August 31, 2023, the balances of prepaid expenses were $675,000 and $105,000 respectively.

Customer advances

The Company defers revenues when cash payments are received in advance of the Company’s performance obligation required under the guidelines of ASC 606. Customer advances of $703,500 as of August 31, 2024 relate solely to an advance cash payment received from the Company’s customer for the delivery by the Company of certain transformers subject to the terms of a purchase order.

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

No depreciation is recorded on an asset until it is placed in service. Due to the nature of the equipment, it can only be placed in service when the hosting site is properly configured to turn on the machines. As of August 31, 2024, and August 31, 2023, the Company had $3,071,565 and $4,453,466, respectively, of fixed assets not in service. During the years ended August 31, 2024 and 2023, the Company performed an analysis of the carrying cost of its mining equipment compared to the current market price for the same equipment. As a result, the Company determined that its fixed assets had been impaired by an amount of $120,000 and $122,950 in the years ending August 31, 2024 and 2023, respectively. This amount was recorded as an “impairment of fixed assets” on its statements of operations for the year ended August 31, 2023.

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

In March 2022, the SEC staff released Staff Accounting Bulletin No. 121 (“SAB 121”), which requires entities that hold crypto assets on behalf of platform users to recognize a liability to reflect the entity’s obligation to safeguard the crypto assets held for its platform users, whether directly or through an agent or another third party acting on its behalf, along with a corresponding safeguarding asset. Both the liability and corresponding safeguarding asset shall be measured at fair value. SAB 121 also requires disclosure of the nature and amount of crypto assets being safeguarded, how the fair value is determined, an entity’s accounting policy for safeguarding liabilities and corresponding safeguarding assets, and may require disclosure of other information about risks and uncertainties arising from the entity’s safeguarding activities. The Company is not in the business of holding its customer’s crypto assets for safekeeping. For crypto assets that are not maintained on our platform and for which the Company does not maintain a private key or the ability to recover a customer’s private key, these balances are not recorded, as there is no related safeguarding obligation in accordance with SAB 121. This guidance is effective from the first interim period after June 15, 2022 and should be applied retrospectively. We adopted SAB 121 during the year ended August 31, 2022, and it did not have any impact on our condensed financial statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets (“ASC 350-60”). ASC 350-60 requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income (loss) in each reporting period. Crypto assets that meet all the following criteria are within the scope of ASC 350-60:

(1)	meet the definition of intangible assets as defined in the Codification;
(2)	do not provide the asset holder with enforceable rights to or claims on underlying goods, services, or other assets;
(3)	are created or reside on a distributed ledger based on blockchain or similar technology;
(4)	are secured through cryptography;
(5)	are fungible; and
(6)	are not created or issued by the reporting entity or its related parties. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets.

bitcoin, which is the sole crypto asset mined by the Company, meets each of these criteria. For all entities, the ASC 350-60 amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company has elected to early adopt the new guidance effective September 1, 2024 resulting in a $-0- cumulative-effect change to adjust the Company's bitcoin held on September 1, 2024.

NOTE 2 – CRYPTOCURRENCIES

The following table presents additional dollar information about the Company’s bitcoin activity for the years ended August 31, 2024 and 2023:

		BTC
Beginning balance – August 31, 2022	$21,434	1.1
Revenue received from mining and hosting	401,242	15.4
Revenue recorded as “other income” from the termination of hosting agreement	16,939	1.0
Sales of equipment with proceeds received in cryptocurrency	56,730	1.9
Cash proceeds from the sale of cryptocurrency, net of fees	(149,435)	(3.0)
Cryptocurrency used to pay expenses and to purchase equipment	(213,918)	(11.4)
Realized gain (loss) from the sale of bitcoin	(3,523)	–
Ending balance – August 31, 2023	$129,469	5.0

Beginning balance – August 31, 2023	129,469	5.0
Revenue received from mining and hosting	3,079,215	58.4
Loan proceeds received in cryptocurrency	527,506	19.0
Distribution from joint venture	8,408	0.2
Purchase of equipment with cryptocurrency	(339,525)	(12.2)
Payments of loan with cryptocurrency	(882,629)	(20.8)
Cash proceeds from the sale of cryptocurrency, net of fees	(2,137,738)	(40.2)
Cryptocurrency used to pay expenses and to purchase equipment	(483,543)	(9.1)
Realized gain (loss) from the sale of bitcoin	113,803	–
Ending balance – August 31, 2024	$14,966	0.3

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues:

	Year Ended August 31,
	2024	2023
Revenues from the sale of mining equipment	$231,133	$244,036
Revenue from hosting, net	48,305	12,020
Revenue from self-mining	3,030,910	389,222
Total revenue	$3,310,348	$645,278

NOTE 4 – PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at August 31, 2024 and August 31, 2023:

	August 31, 2024			August 31, 2023
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$3,094,076	$(1,394,332)	$1,699,744	$966,407	$(470,705)	$495,702
Equipment not in service	3,071,565	–	3,071,565	4,453,466	–	4,453,466
Total fixed assets	$6,165,641	$(1,394,332)	$4,771,309	$5,419,873	$(470,705)	$4,949,168

Equipment not in service as of August 31, 2024 was comprised of the following:

Transformers	$1,820,760
Immersion containers	1,250,805
Total	$3,071,565

For the years ended August 31, 2024 and August 31, 2023, the Company recorded $923,545 and $470,705, respectively, in depreciation expense.

During the year ended August 31, 2024, material acquisitions and dispositions of equipment include:

•	Repossession of two immersion containers and related equipment valued at $530,805 due to the foreclosure of a note receivable, which was added back to equipment. See “Note 5. Investments and Notes Receivables.”
•	Impairment of $120,000 of immersion fluid.
•	Purchase of 1,241 miners for $564,709.
•	Of equipment not in service at August 31, 2023, during the six months ended February 29, 2024, the Company:

o	placed $851,726 of equipment in service at its Pecos, Texas location;
o	sold 100 S19 Pro+/117/220 to Luxor for $149,250, which had a cost basis of $180,891, for a loss of $31,641 on the sale; and
o	placed $892,042 of equipment in service at its Trinidad location;

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

ROC Digital is managed by ROC Digital Mining Manager LLC (“ROC Manager”), which owns all of the Class A Units of ROC Digital. The Class A Units have the sole right to vote on any matter that requires a vote of members, including in the selection of the manager. We own 33 1/3% of ROC Manager. ROC Manager has no financial activity and has no impact on our financial statements. ROC Manager is managed by from one to three managers selected by a vote of the members. We do not currently have a representative or designee serving as manager of ROC Manager. However, the operating agreement for ROC Manager provides that ROC Manager may not take a number of actions in relation to ROC Digital without the unanimous consent of its members, such as incurring more than $50,000 of indebtedness, approval of operating budget, filing for bankruptcy, making any material change in ROC Digital’s business, merging, consolidating or combining ROC Digital with another entity, selling off a substantial part of ROC Digital’s assets, amending the operating agreement of ROC Digital, or causing ROC Digital to enter into any agreement with a related party.

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

As of August 31, 2024 the joint venture arrangement was classified as a long term asset on the Company’s balance sheet with a value of $667,707. The site became electrified in June 2023. The reduction in the value of the investment of $311,313 during the year ending August 31, 2024 represents the Company’s approximate 30.3% portion of the ROC Digital’s operating losses during the year. This loss was recorded as “loss on investment” on the Company’s Condensed Statements of Operations for the year ended August 31, 2024. During the year ended August 31, 2024, the Company received an in-kind distribution of .01992 bitcoin, valued at $8,408, as a return of capital from the joint venture.

Notes Receivable

Notes receivable consist of notes received as partial consideration for the sale of mining equipment, and are collateralized by the mining equipment that was the subject of the sale. As of August 31, 2024 and August 31, 2023, notes receivable consist of the following:

	As of August 31, 2024	As of August 31, 2023

Note receivable with an amended principal amount of $731,472, bearing interest at 5.0% per annum payable monthly. Principal due in one payment on August 31, 2024. Borrower has right to prepay principal with a 10% discount.	$–	$731,472

Note receivable-related party in original principal amount of $1,200,000, bearing interest at 5.0% per annum, payable in 41 equal monthly payments of $31,204 commencing December 30, 2022	655,277	1,029,721

Total	655,277	1,761,193

Less: Non-current portion	(280,834)	(1,386,749)

Notes receivable – short-term	$374,444	$374,444

As of August 31, 2024 and August 31, 2023 the balance of notes receivable was $655,277 and $1,761,193, respectively. During the years ended August 31, 2024 and 2023, the Company recorded $54,617 and $28,720, respectively, in interest income on these notes.

During the year ending August 31, 2024, the Company declared a default under the $731,472 note and foreclosed on the collateral securing the note. As a result of the foreclosure, the Company recovered equipment valued at $530,805 at the location. Net of the write-off of the $731,472 note receivable, and reversal of $236,046 in deferred revenue associated with this note, the Company recorded a gain of $35,379 due to the foreclosure.

NOTE 6 – LOANS PAYABLE AND ACCRUED LIABILITIES, RELATED PARTY

Line of Credit from IDI

On October 19, 2022, the Company entered into a Line of Credit Agreement (the “LOC Agreement”) with Innovative Digital Investors Emerging Technology, L.P. (“IDI), a limited partnership controlled by Jonathan Bates, the Company’s Chairman, and Raymond Mow, the Company’s Chief Financial Officer and a Director. The LOC Agreement provided for loans of up to $1,000,000 at the request of the Company to finance the purchase of equipment necessary for the operation of the Company’s business, and related working capital. Loans under the LOC Agreement accrue interest at twelve percent (12%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. The Company had the right to submit draw requests under the LOC Agreement until April 15, 2023. Each draw request is subject to the approval of IDI in its sole discretion. The amount drawn, plus all accrued interest therein, was repayable in full on December 1, 2023.

Effective May 13, 2023, the Company and IDI amended the LOC Agreement to increase the amount that the Company may borrow thereunder to $1,750,000, extended the date by which the Company could borrow funds thereunder to December 1, 2023, and extended the maturity date to December 1, 2024. Simultaneous with the extension, the Company borrowed an additional $500,000. As of August 31, 2024, the amount of principal and interest due to related party was $1,625,000 and $315,609, respectively, as compared to $1,300,000 and $97,460 at August 31, 2023.

Transactions with ROC Digital Mining I, LLC

In October 2022, we entered into a joint venture arrangement with ROC Digital Mining I, LLC (“ROC Digital”) to jointly develop and operate a bitcoin mining operation in Pecos, Texas. Under the joint venture, we contributed one immersion container, six transformers and cash with a value of $987,429 as a capital contribution to ROC Digital Mining I, LLC (the “ROC Digital”). In return, we received 240 Class B Units of ROC Digital pursuant to an ongoing offering of a total of 1,000 Class B Units at $4,400 per unit. We simultaneously sold ROC Digital four immersion containers for $1,200,000, which is payable pursuant to a promissory note that bears interest at 5% per annum, and is payable pursuant to monthly payments of $31,203.64 per month commencing on December 30, 2022, with any remaining principal and interest payable in full on May 31, 2026. The note is secured by the equipment that was sold. As of August 31, 2023 and August 31, 2024, the note receivable from ROC Digital amounted to $1,029,721 and $655,277, respectively.

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

See “Note 5 – Investment in Joint Venture,” for more information about ROC Digital.

Transactions with Rykor Energy Solutions, LLC

In May 2024, the Company brokered the sale of 20 transformers to Rykor Energy Solutions, LLC (“Rykor”). The total sales price of the transformers is approximately $1,407,000 and the Company’s total cost is expected to be $1,340,000. As of August 31, 2024 the Company had received $703,500 against this order which is classified as an advance payment-related party since the order had not shipped as of August 31, 2024. Additionally, the Company made a payment of $670,000 to the supplier of the transformers. This amount is classified as a prepaid expense on the Company’s balance sheet as of August 31, 2024. After August 31, 2024, the transaction was consummated. See “Note 9. Subsequent Events.” Rykor owns 2,672,000 shares of our common stock and warrants to purchase an additional 5,344,000 shares, and as a result is the beneficial owner of approximately 17.8% of our common stock. A principal of Rykor (who is also a principal of ROC Mining) also serves on our board of directors.

NOTE 7 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of Common Stock with a par value of $0.0001 per share, and 20,000,000 shares of preferred stock with a par value of $0.0001 per share. As of August 31, 2024, and August 31, 2023, there were 49,912,607 and 49,665,649 shares of common stock outstanding, respectively.

Series A Convertible Preferred Stock

As of August 31, 2024 and August 31, 2023, our board of directors had authorized the issuance of one series of preferred stock, the Series A Convertible Preferred Stock (the “Series A Preferred”), for 500,000 shares, of which 453,966 shares had been issued. The Series A Preferred has the following rights:

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

Issuance of Shares

During the year ended August 31, 2024, the Company issued the following shares:

•	83,056 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $36,545, or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

•	72,993 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $32,117, or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

•	90,909 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $40,000, or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

During the year ended August 31, 2023, the Company issued the following shares:

•	71,429 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $31,429, or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

•	70,423 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $30,986, or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

•	45,455 shares were issued to an officer pursuant to the terms of his employment contract, which entitle the officer to a quarterly bonus payable in shares of common stock. The shares were valued at $20,000 or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering. The bonus shares vest on January 15, 2027 if the officer is still employed with us on that date, and are amortized from the date of issuance to January 15, 2027.

•	100,000 shares were issued to a third party for investor relations services. The shares were valued at $44,000, or $0.44 per share, based on the value indicated by the Company’s recently completed Unit Offering.

•	200,000 shares were issued to an investment banking firm as an annual renewal of an investment banking agreement. The shares were valued at $0.44 per share.

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

Warrants

As of August 31, 2024, the Company had the following warrants outstanding:

Class	Amount Outstanding	Exercise Price	Expiration Date
Class C-1 Warrants	4,147,600	$2.00	January 15, 2025
Class C-2 Warrants	4,147,600	$4.00	January 15, 2025
Class C-3 Warrants	25,600	$1.25	June 27, 2027
Total	8,320,800

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of August 31, 2024 and August 31, 2023, the Company had no contractual commitments.

NOTE 9 – SUBSEQUENT EVENTS

On November 4, 2024, Company entered into an amendment to its LOC Agreement with IDI. Prior to the amendment, the LOC provided for a maximum amount of $1,750,000, and the full amount was due and payable on December 1, 2024. As of August 31, 2024 the loan balance due to IDI was $1,625,000. Pursuant to the amendment, the maximum amount has been increased to $2,300,000. In addition, the Company has the right to extend the maturity for six monthly periods in consideration for an extension fee of $25,000 for each extension, which will be added to the balance due under the LOC. In addition, IDI was granted the right to convert 11,500,000 shares of common stock it owns into 2,300 shares of Series B Convertible Preferred Stock. In consideration for the above the amendments, IDI agreed to approve a new draw under the LOC of $250,000 and to purchase an additional 200 shares of Series B Convertible Preferred Stock for $200,000, for net new financing to the Company of $450,000.

On November 4, 2024, the Company approved a Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (the “Certificate of Designation”) with the Delaware Secretary of State, which authorized the creation and issuance of up to 3,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred”). Under the Certificate of Designation, the Series B Preferred has the following rights:

Dividends: Each share of Series B Preferred is entitled to receive non-cumulative dividends equal to the amount of dividends that the holder of such share would have received if such share of Series B Preferred were converted into shares of common stock immediately prior to the record date of the dividend declared on the common stock.

Liquidation Preference: The Series B Preferred Stock is entitled to receive, prior to any distribution to any junior class of securities, an amount equal to $1,000 per share, plus any accrued but unpaid dividends, as a liquidation preference before any distribution may be made to the holders of any junior security, including the common stock.

Voting Rights: Each holder of Series B Preferred Stock shall vote with holders of the common stock upon any matter submitted to a vote of shareholders, in which event it shall have the number of votes equal to the number of shares of common stock into which such share of Series B Preferred Stock would be convertible on the record date for the vote or consent of shareholders. Each holder of Series B Preferred Stock shall also be entitled to one vote per share on each submitted to a class vote of the holders of Series B Preferred Stock.

Voluntary Conversion Rights: Each share of Series B Preferred Stock is convertible into that number of shares of common stock equal to the liquidation preference of the Series B Preferred divided by a conversion price of $0.20 per share.

Rank: The Series B Preferred ranks senior to the common stock and any other class or series of preferred stock that may be authorized, but ranks junior to the Series A Convertible Preferred Stock.

Redemption by Company: The Company may redeem all of the Series B Preferred at any time on twenty days notice by payment of the liquidation preference of the Series B Preferred.

Redemption by the Holders: The holders of the Series B Preferred shall not have the right to compel the Company to redeem their Series B Preferred unless the Company is in default under the terms of the Certificate of Designation..

Redemption on Fundamental Transaction: In the event the Company engages in a fundamental transaction, the Company shall be obligated to redeem all of the Series B Preferred at the closing of the transaction, provided that holders of the Series B Preferred shall be entitled to convert their shares of Series B Preferred into common stock in lieu of having them redeemed.

Right to Participate in Future Fundings: Each holder of Series B Preferred has the right to participate in future capital-raising transactions to the extent of its proportionate ownership of the Company on an as converted basis. The right extents to any issuance of common or preferred stock or debt securities convertible into common or preferred stock, except for certain exempted transactions.

Anti-Dilution Protection: The conversion price of the Series B Preferred is subject to reduction to the extent the company issues shares of common stock at a purchase price less than the then current conversion price, (ii) debt or equity securities convertible into common stock at a conversion price less than the then current conversion price, (iii) options or warrants exercisable for common stock at an exercise price less than the then current conversion price, or (iv) options or warrants to purchase convertible debt or equity securities, where the combined exercise and conversion prices would enable the holder to acquire shares of common stock for less than the then current conversion price.

In November 2024, the Company issued 2,500 shares of Series B Preferred to IDI in consideration for 11,500,000 shares of common stock owned by IDI and a cash investment of $200,000.

On November 14, 2024, the Company entered into an agreement to purchase 3,000 used S-19j Pro bitcoin miners for a total price of $1,035,000 from Luxor Technology Corporation (“Luxor”). The Company plans to engage a third party to host 2,900 miners. The Company expects to deploy the remaining 100 miners at its Trinidad location. The purchase price is payable as follows: 90% was due immediately, and 10% will be due within 60 days. Of the amount due immediately, $765,861.71 was paid from the proceeds of a Master Hashrate Purchase and Sale Agreement (the “Hashrate Sale Agreement”), and the balance will be paid from cash on hand. Under the Hashrate Sale Agreement, the Company sold 90 PH per day for 365 days at a price of 0.0005 per hashrate.

Subsequent to August 31, 2024, the Company issued 1,255,000 common shares as follows:

•	500,0000 shares each, for a total of 1,000,000 shares were issued to two executive officers as part of their compensation for fiscal 2025 officer services. These shares were valued at $0.44 each. The price of $0.44 is based upon a price indicated by a recent offering of Units by the Company for $1.25 per Unit to unrelated investors, with each Unit consisting of one share of common stock, one Class C-1 Warrant and one Class C-2 Warrant.

•	255,000 common shares were issued to various service providers in lieu of cash. These shares were valued at $0.44 each.

In May 2024, the Company brokered the sale of 20 transformers to Rykor Energy Solutions, LLC (“Rykor”). The total sales price of the transformers was approximately $1,407,000 and the company’s total cost was expected to be $1,340,000. As of August 31, 2024 the Company had received $703,500 against this order which is classified as an advance payment-related party since the order had not shipped as of August 31, 2024. Additionally, the Company made a payment of $670,000 to the supplier of the transformers. This amount is classified as a prepaid expense on the Company’s balance sheet as of August 31, 2024. Subsequent to August 31, 2024 by mutual agreement the order was reduced to 10 transformers instead of 20 transformers. These units were delivered and the Company recorded revenue of $703,500 with a cost of sales of $670,000 resulting in a profit of $33,500, which will be recorded during the Company’s first fiscal quarter ended November 30, 2024.

