Form 10-Q
period 2024-11-30
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2025-01-10
CIK 1829311

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

The number of shares outstanding of the registrant’s common stock as of January 10, 2025 was 39,667,607 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

PART I – FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions, or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by any forward-looking statements. These risks, uncertainties, and other factors include but are not limited to:

•	the risks of limited management, labor, and financial resources;

•	our ability to establish and maintain adequate internal controls;

•	our ability to develop and maintain a market in our securities;

•	our ability to obtain financing, if and when needed, on acceptable terms;

•	our projected financial position and estimated cash burn rate;

•	the success of our digital currency mining and hosting activities;

•	the volatile and unpredictable cycles in the emerging and evolving industries in which we operate, increasing difficulty rates for bitcoin mining;

•	the continued trading of digital currencies, and in particular bitcoin, at prices that make it profitable to mine new digital currencies;

•	the availability of cost-efficient energy supplies available to mine digital currencies;

•	bitcoin halving;

•	new or additional governmental regulation;

•	the anticipated delivery dates of new hosting containers and miners;

•	the ability to successfully develop and deploy new hosting facilities;

•	the expectations of future revenue growth may not be realized;

•	ongoing demand for our services;

•	the impact of global pandemics (including COVID-19) on logistics and shipping and the demand for our products and services; and

•	other risks described in our prior press releases and filings with the Securities and Exchange Commission (SEC), including under the heading “Risk Factors” in our Annual Report on Form 10-K and any subsequent filings with the SEC.

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

As used in this quarterly report on Form 10-Q, “we”, “our”, and “us” refer to Bitmine Immersion Technologies, Inc., a Delaware corporation unless the context requires otherwise.

3

Item 1. Financial Statements.

Bitmine Immersion Technologies, Inc.

Condensed Balance Sheets

(Unaudited)

	November 30,	August 31,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$797,310	$499,270
Prepaid expenses	33,575	675,000
Cryptocurrency	149,779	14,966
Notes receivable related party-short term	374,444	374,444
Total current assets	1,355,107	1,563,679
Notes receivable -related party long term	218,426	280,834
Investment in joint venture	667,707	667,707
Fixed assets, net	1,569,119	1,699,744
Fixed assets -not in service	4,124,565	3,071,565
Total assets	$7,934,925	$7,283,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$300,102	$400,584
Accrued interest -related party	376,321	315,609
Accrued officer compensation	372,735	–
Customer advances	–	703,500
Loans payable	1,064,912	–
Loans payable-related party	1,875,000	1,625,000
Deferred revenue-short term	86,193	86,193
Total current liabilities	4,075,262	3,130,885
Deferred revenue long term	50,279	64,645
Total liabilities	4,125,541	3,195,530

Commitments and contingencies	–	–

Stockholders' Equity:

Series A Preferred Stock, $0.0001 par value, 500,000 shares authorized, 453,966 and 453,966 shares issued and outstanding as of November 30, 2024 and August 31, 2024, respectively	45	45
Series B Preferred Stock, $0.0001 par value, 3,000 shares authorized, 2,500 and -0- shares issued and outstanding as of November 30, 2024 and August 31, 2024, respectively	–	–
Common stock, $0.0001 par value, 500,000,000 shares authorized; 39,667,607 and 49,665,649 shares issued and outstanding as of November 30, 2024 and August 31, 2024 respectively	3,967	4,991
Additional paid-in capital	15,964,627	12,306,833
Accumulated deficit	(12,159,256)	(8,223,870)
Total stockholders' equity	3,809,383	4,087,999
Total liabilities and equity	$7,934,925	$7,283,529

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bitmine Immersion Technologies, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months	Three months
	ended	ended
	November 30,	November 30,
	2024	2023
Revenue from the sale of mining equipment	$717,147	$169,721
Revenue from hosting	–	11,864
Revenue from self-mining	483,683	329,723
Total revenue	1,200,830	511,308
Cost of sales mining equipment	670,000	180,891
Cost of sales self-mining	410,625	222,942
Cost of sales hosting	–	3,393
Gross profit	120,205	104,082

Operating expenses:
General and administrative expenses	82,322	68,398
Depreciation	130,625	222,530
Professional fees	103,400	75,860
Related party compensation	773,093	349,174
Change in the fair value of cryptocurrency	(85,216)	–
Total operating expenses	1,004,224	715,962
Loss from operations	(884,018)	(611,880)
Other income (expense)
Interest expense	(68,435)	(99,420)
Loss on the extinguishment of debt	(23,003)	(37,537)
Loss on investment	–	(43,214)
Change in derivative liability	–	(152,612)
Interest income	718	14,793
Other (expense), net	(90,720)	(317,990)
Net loss	(974,738)	(929,870)
Deemed dividend on Series A Preferred Stock	(2,960,648)	–
Net loss attributable to common stockholders	$(3,935,386)	$(929,870)

Basic and diluted (loss) per common share	$(0.08)	$(0.02)

Weighted-average number of common shares outstanding:
Basic and diluted	47,422,058	49,748,705

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bitmine Immersion Technologies, Inc.

Condensed Statements of Changes in Stockholders' Equity

(Unaudited)

							Additional		Total
	Series A Preferred		Series B Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2023	453,966	$45	–	$–	49,665,649	$4,967	$11,183,720	$(4,931,367)	$6,257,365

Common stock issued for services - related party	–	–	–	–	83,056	8	279,488	–	279,496

Net loss	–	–	–	–	–	–	–	(929,870)	(929,870)

Balance, November 30, 2023	453,966	$45	–	$–	49,748,704	$4,975	$11,463,208	$(5,861,237)	$5,606,991

							Additional		Total
	Series A Preferred		Series B Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31,2024	453,966	$45	–	$–	49,912,607	$4,991	$12,306,833	$(8,223,870)	$4,087,999

Series A Preferred -for change of vesting terms	–	–	–	–	–	–	25,000	–	25,000

Series A - deemed dividend due to convert price reset	–	–	–	–	–	–	2,960,648	(2,960,648)	–

Conversion of common stock to Preferred B stock and purchase of Preferred B Stock	–	–	2,500	–	(11,500,000)	(1,150)	201,150	–	200,000

Stock based compensation for services	–	–	–	–	255,000	26	398,847	–	398,872

Stock based compensation -related parties	–	–	–	–	1,000,000	100	72,150	–	72,250

Net loss	–	–	–	–	–	–	–	(974,738)	(974,738)

Balance, November 30, 2024	453,966	$45	2,500	$–	39,667,607	$3,967	$15,964,627	$(12,159,256)	$3,809,383

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Three months	Three months
	ended	ended
	November 30,	November 30,
	2024	2023
Cash flows from operating activities
Net loss	$(974,738)	$(929,870)
Stock based compensation	471,122	279,497
Depreciation	130,625	222,530
Loss on the sale of equipment	–	31,641
Loss on investment	–	43,214
Change in derivative liability	–	152,612
Amortization of note discount	7,723	–
Change in balance sheet accounts
Cryptocurrencies	(49,598)	31,876
Notes receivable	62,407	93,610
Prepaid expenses	641,425	(125,452)
Accounts payable and accrued expenses	(100,482)	127,610
Accrued officer compensation	372,735	–
Customer advances	(703,500)	–
Deferred revenue	(14,365)	(21,548)
Accrued interest - related party	60,712	48,991
Net cash (used in) operating activities	(95,934)	(45,290)

Cash flows from investing activities
Purchase of fixed assets	(18,000)	(79,728)
Net cash (used in) investing activities	(18,000)	(79,728)

Cash flows from financing activities:
Proceeds from Series A preferred stock	25,000	–
Proceeds from Series B preferred stock	200,000	–
Loan repayment	(63,027)	–
Related party loans	250,000	325,000
Net cash provided by financing activities	411,973	325,000

Net increase in cash and cash equivalents	298,040	199,982
Cash and cash equivalents at beginning of period	499,270	270,547
Cash and cash equivalents at end of period	$797,310	$470,529

Supplemental disclosure of non-cash investing and financing activity
Proceeds received from bitcoin loan	$–	$577,934
Repayment of bitcoin loan in bitcoin	$–	$183,013
Purchase of equipment for loan payable	$1,035,000	$–
Deemed dividend on Series A Convertible Preferred Stock	$2,960,648
Purchase of equipment with bitcoin	$–	$339,525

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITMINE IMMERSION TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

About Bitmine Immersion Technologies, Inc.

Bitmine Immersion Technologies Inc. f/k/a Sandy Springs Holdings, Inc. (“Bitmine” or “we,” “us,” and “our”) is a Delaware corporation that commenced operations on July 16, 2020. Our predecessor was incorporated in the state of Nevada on August 16, 1995, as Interactive Lighting Showrooms, Inc.

By a written consent dated July 16, 2021, holders of a majority of our issued and outstanding common stock approved a resolution to appoint Jonathan Bates, Raymond Mow, Michael Maloney, and Seth Bayles to our board of directors, and to appoint Jonathan Bates as Chairman, Seth Bayles as Corporate Secretary, Raymond Mow as Chief Financial Officer, and Ryan Ramnath as Chief Operating Officer (collectively, the “New O&Ds”). Erik S. Nelson remained a director and the chief executive officer. At the same time, the shareholders approved the issuance of 32,994,999 shares of common stock in our offering of common stock at $0.015 per share, and the grant of 4,750,000 shares for services, which were valued at $0.015 per share. As a result of the foregoing stock issuances, the New O&Ds (or entities controlled by them) collectively acquired 24,893,877 shares of common stock, which represented approximately 62% of the issued and outstanding shares at the time. On May 26, 2022, our board of directors appointed Jonathan Bates as our chief executive officer and Erik Nelson as our president.

The appointment of certain of the New O&Ds to our board, and issuance to the New O&Ds of a controlling interest in our company, were made in order to enable us to enter the business of creating a hosting center for bitcoin mining computers primarily utilizing immersion cooling technology, as well mining the bitcoin digital currency for our own account. Prior to the change of control to the New O&Ds, we were shell company.

During the fiscal year ended August 31, 2022, we began implementing our business plan by generating revenue from the mining of bitcoin digital currency, hosting a third-party bitcoin miner and the sale of mining equipment.

The Company’s year-end is August 31st.

Basis of Presentation

The foregoing unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these condensed financial statements do not include all of the disclosures required by GAAP for complete condensed financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited condensed financial statements and the notes thereto included on Form 10-K for the year ended August 31, 2024. In the opinion of management, the unaudited interim condensed financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the three months ended November 30, 2024, are not necessarily indicative of the results that may be expected for the year ending August 31, 2025.

Management’s Representation of Interim Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We use the same accounting policies in preparing quarterly and annual condensed financial statements. Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of our financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. The most significant estimates relate to the calculation of stock-based compensation, the fair market value of our common stock, the fair market value of our deemed dividend, the fair market value of investment, the calculation of our derivative liability, useful lives and impairment of fixed assets, income taxes and contingencies. We base our estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these condensed financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. There have been no material changes to our accounting estimates since the issuance of our condensed financial statements since the year ended August 31, 2024.

Segment Reporting

We operate in one segment - the cryptocurrency mining industry. In accordance with the “Segment Reporting” Topic of the ASC, our chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. All of our material operations qualify for aggregation due to their similar customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing and distribution processes.

Revenue Recognition

On July 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606.

Revenues from digital currency mining

We recognize revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer;
•	Step 2: Identify the performance obligations in the contract;
•	Step 3: Determine the transaction price;
•	Step 4: Allocate the transaction price to the performance obligations in the contract; and
•	Step 5: Recognize revenue when we satisfy a performance obligation.

Step 1: We enter into a contract with a bitcoin mining pool operator (i.e., the customer) to provide hash calculation services to the mining pool. We only utilize pool operators that determine awards under the Full Pay-Per-Share method (the “FPPS method”). The contracts are terminable at any time by either party without penalty and our enforceable right to compensation only begins when we start providing hash calculation services to the mining pool operator (which occurs daily at midnight Universal Time Coordinated (UTC)). In general, mining revenue for industry participants consists of two parts, (1) the block reward (current bitcoin block reward is 3.125 bitcoin) paid by the network to the miner for successfully mining a block, and (2) the transaction fees paid by the users to the miner for successfully mining a block. When a mining pool successfully finds a block, it is awarded all of the transaction fees in that block and the reward from the network. Under the FPPS method utilized by us, we are entitled to an award of bitcoin equal to the expected reward per block over the measurement period of midnight-to-midnight UTC time based on the hash calculation services provided to the pool during the measurement period. We are also entitled to an aware of transaction fees per block based on the average of the transaction fees over the latest 144 blocks, each of which is about 10 minutes, and the total of 144 blocks equals one day. At the end of each day that runs from midnight-to-midnight UTC time, the pool operator calculates the pool participant’s expected block reward and transaction fees for the day based on the hash calculation services provided by the pool participant that day, less net digital asset fees due to the mining pool operator over the measurement period. The actual reward to us each day is based on the number of blocks we should have hypothetically mined during the measurement period based on the hash calculation services provided to the pool by us during the measurement period and the prevailing difficulty index, and is not based on the actual rewards received by the pool during the measurement period, which may be higher or lower than the expected rewards during such period. Applying the criteria per ASC 606-10-25-1, the contract arises at the point that we provide hash calculation services to the mining pool operator, which is the beginning of each contract day at midnight UTC (contract inception), because customer consumption is in tandem with daily delivery of the hash calculation services. Providing hash calculation services to mining pools is an output of our ordinary activities, and an enforceable right to compensation begins when, and continues as long as, such services are provided.

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

Based on these criteria, we have a single performance obligation in providing hash calculation services (i.e., hashrate) to the mining pool operator (i.e., customer). The performance obligation of hash calculation services is fulfilled daily over-time, as opposed to a point in time, because we provide the hashrate throughout the day and the customer simultaneously obtains control of it and uses the asset to produce bitcoin. We have full control of the mining equipment utilized in the mining pool and if we determine it will increase or decrease the processing power of our machines and/or fleet (i.e., for repairs or when power costs are excessive) the hash calculation services provided to the customer will be reduced.

Step 3: The transaction consideration we earn is non-cash digital consideration in the form of bitcoin, which is based on the Full-Pay-Per-Share (“FPPS”) payout method under the contract with the pool operator. According to the customer contract, daily settlements are calculated from midnight-to-midnight UTC time, and the amount due in bitcoin is credited to our account shortly thereafter on the following day. The amount of bitcoin we are entitled to for providing hash calculations to the customer's mining pool under the FPPS payout method is made up of block rewards and transaction fees less mining pool fees determined as follows:

•	The non-cash consideration calculated as a block reward over the continuously renewed contract periods is based on the total blocks expected to be generated on the bitcoin Network for the daily 24-hour period beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: the hash calculations that we provide to the customer as a percent of the bitcoin network’s implied hash calculations as determined by the network difficulty, multiplied by the total bitcoin network block rewards expected to be generated for the same period.

•	The non-cash consideration calculated as transaction fees paid by transaction requestors is based on the share of total actual fees paid over the continuously renewed contract periods beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: total actual transaction fees generated on the bitcoin network during the contract period as a percent of total block rewards the bitcoin network actually generated during the same period, multiplied by the block rewards we earned for the same period noted above.

•	The sum of the block reward and transaction fees earned by us are reduced by mining pool fees charged by the customer for operating the mining pool based on a rate schedule per the mining pool contract. The mining pool fee is only incurred to the extent we perform hash calculations and generate revenue in accordance with the customer’s payout formula during the continuously renewed contract periods beginning mid-night UTC and ending 23:59:59 UTC daily. During the year ending August 31, 2024, we utilized one mining pool for our self-mining operations, which charges 0.3% of the bitcoin payable to us as a pool management fee. This amount represents consideration paid to the customer and is thus reported as a reduction in revenue as we do not receive a distinct good or service from the mining pool operator in exchange.

There are no other forms of variable considerations, such as discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items.

The above non-cash consideration is variable in accordance with paragraphs ASC 606-10-32-5 to 606-10-32-7, since the amount of block reward earned depends on the amount of hash calculations we perform; the amount of transaction fees we are entitled to depends on the actual bitcoin network transaction fees over the same 24-hour period; and the operator fees for the same 24-hour period are variable since it is determined based on the total block rewards and transaction fees in accordance with the pool operator’s agreement. While the non-cash consideration is variable, we have the ability to estimate the variable consideration at contract inception with reasonable certainty without the risk of significant revenue reversal. We do not constrain this variable consideration because it is probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved and recognizes the non-cash consideration on the same day that control of the service is transferred, which is the same day as contract inception.

We measure the non-cash consideration based on the spot rate of bitcoin determined using our primary trading platform for bitcoin at mid-night UTC on the day of contract inception. We recognize non-cash consideration on the same day that control of the contracted service is transferred to the pool operator, which is the same day as the contract inception.

Step 4: The transaction price is allocated to the single performance obligation upon verification for the provision of hash calculation services to the mining pool operator. There is a single performance obligation (i.e., hash calculation services or hashrate) for the contract; therefore, all consideration from the mining pool operator is allocated to this single performance obligation.

Step 5: Our performance is complete in transferring the hash calculation services over-time (midnight to midnight UTC) to the customer and the customer obtains control of that asset. In exchange for providing hash calculation services, we are entitled to the expected bitcoin awards earned over the measurement period, plus the expected global transaction fee rewards for the respective measurement period, less net digital asset fees due to the mining pool operator over the measurement period. The transaction consideration we receive is non-cash consideration, in the form of bitcoin. Prior to March 1, 2024, we measured the bitcoin at the closing U.S. dollar spot rate at the end of the date earned (midnight UTC). As of March 1, 2024, we began measuring the bitcoin at the opening U.S. dollar spot rate at the beginning of the date earned (midnight UTC). The change in method of calculating revenues from bitcoin mining did not result in material change in the revenues reported.

There are no deferred revenues or other liability obligations recorded by us since there are no payments in advance of the performance. At the end of the 24 hour “midnight-to-midnight” period, there are no remaining performance obligations.

During the three months ending November 30, 2024, we utilized one mining pool for our self-mining operations, which charges 0.3% of the bitcoin payable to us as a pool management fee. During the three months ending November 30, 2024 and 2023, we generated $483,683 and $329,723, respectively, in revenues from mining cryptocurrency.

Revenues from Hosting

We provide energized space to customers who locate their equipment within our co-hosting facility. The equipment generating the hosting revenue is owned by the customer. We give hosting customers the option of having all mining proceeds paid into a cold wallet address in our name, which case we pay the hosting client its share of mining awards on a daily basis, or having all mining awards sent to an account of the customer, in which case we bill the customer monthly for any hosting fee that is contingent on the amount of the client’s award. All performance obligations are achieved simultaneously by providing the hosting environment for the customers’ operations. Hosting revenues consist of amounts billed in U.S. dollars for electricity and other fees, and a percentage of cryptocurrency generated by the client’s hosting activities. With regard to hosting revenues that are billed in U.S. dollars, revenues are recorded at the time of invoicing. With regard to hosting revenues that are based on a percentage of cryptocurrency generated by the customer, revenues are recorded based on our share of cryptocurrency received from the mining pool on the date of receipt or invoicing.

During the three months ending November 30, 2024 and 2023, we generated $-0- and $11,864, respectively, in revenues from hosting services.

Revenues from the sale of mining equipment

We record revenue from the resale of mining equipment it has purchased. Revenue for the sale of mining equipment is recognized under the guidelines of ASC 606. During the three months ending November 30, 2024 and 2023, we generated $717,147 and $169,721, respectively, in revenues from the sale of mining equipment.

Cash and cash equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On November 30, 2024 and August 31, 2024, our cash equivalents totaled $797,310 and $499,270, respectively.

Cryptocurrency

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment quarterly events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If we conclude otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses, if the price of cryptocurrency increases, is not permitted. During the three months ending November 30, 2024 and 2023, we did not recognize any impairment losses. During the three months ending November 30, 2024 and 2023, we realized gains from the change in the fair value of cryptocurrency of $85,216 and $-0-, respectively. We classify cryptocurrencies as current assets because we reasonably expect to sell or exchange all cryptocurrencies within one quarter.

Cryptocurrency earned by us through our mining activities are included within operating activities on the accompanying statements of cash flows. The sales of digital currencies are included within investing activities in the accompanying statements of cash flows and any realized gains or losses from such sales are included in other income (expense) in the statements of operations and comprehensive income (loss). We account for our gains or losses in accordance with the moving weighted average method of accounting.

We hold our cryptocurrencies in an account at Bitgo Trust (“Bitgo”), a well-known bitcoin custodian, which we also use to liquidate our bitcoin when necessary. We also have an account with Gemini Trust Company, LLC, which is a qualified custodian regulated by the New York Department of Financial Services as a backup facility, and may hold bitcoin from time to time in a cold storage wallet. We use Bitgo’s multi-signature feature for account access.

Prepaid expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid expenses are recorded at fair market value. As of August 31, 2024, and November 30, 2024, the balances of prepaid expenses were $675,000 and $33,575, respectively.

Customer advances

We defer revenues when cash payments are received in advance of our performance obligation required under the guidelines of ASC 606. Customer advances of $703,500 as of August 31, 2024 relate solely to an advance cash payment received from our customer for the delivery by us of certain transformers subject to the terms of a purchase order. As of August 31, 2024, and November 30, 2024, the balances of customer advances were $703,500 and $-0-, respectively.

Income taxes

We account for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% percent likely of being realized upon ultimate settlement. We assess the validity of our conclusions regarding uncertain tax positions quarterly to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.

Stock-based Compensation

We account for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

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

Stock Purchase Warrants

We account for warrants issued to purchase shares of our common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. We determine the accounting classification of warrants we issue, as either liability or equity classified, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate us to settle the warrants or the underlying shares by paying cash or other assets, and warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet the liability classification under ASC 480-10, we assess the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature.

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

No depreciation is recorded on an asset until it is placed in service. Due to the nature of the equipment, it can only be placed in service when the hosting site is properly configured to turn on the machines. As of August 31, 2024, and November 30, 2024, we had $3,071,565 and $4,124,565, respectively, of fixed assets not in service. During the three months ended November 30, 2024, we performed an analysis of the carrying cost of our mining equipment compared to the current market price for the same equipment. As a result, we did not impair any of our mining equipment in the three months ending November 30, 2024.

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

In March 2022, the SEC staff released Staff Accounting Bulletin No. 121 (“SAB 121”), which requires entities that hold crypto assets on behalf of platform users to recognize a liability to reflect the entity’s obligation to safeguard the crypto assets held for its platform users, whether directly or through an agent or another third party acting on its behalf, along with a corresponding safeguarding asset. Both the liability and corresponding safeguarding asset shall be measured at fair value. SAB 121 also requires disclosure of the nature and amount of crypto assets being safeguarded, how the fair value is determined, an entity’s accounting policy for safeguarding liabilities and corresponding safeguarding assets, and may require disclosure of other information about risks and uncertainties arising from the entity’s safeguarding activities. We are not in the business of holding our customer’s crypto assets for safekeeping. For crypto assets that are not maintained on our platform and for which we do not maintain a private key or the ability to recover a customer’s private key, these balances are not recorded, as there is no related safeguarding obligation in accordance with SAB 121. This guidance is effective from the first interim period after June 15, 2022 and should be applied retrospectively. We adopted SAB 121 during the three months ended August 31, 2024, and it did not have any impact on our condensed financial statements.

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

Bitcoin, which is the sole crypto asset mined by us, meets each of these criteria. For all entities, the ASC 350-60 amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. We have elected to early adopt the new guidance effective September 1, 2024 resulting in a $-0- cumulative-effect change to adjust our bitcoin held on September 1, 2024.

Non-GAAP Financial Measures

We have included in this Report measures of financial performance that are not defined by GAAP. For the purposes of this Report the two non-GAAP measures used were “adjusted net loss attributable to common shareholders” and “adjusted basic and diluted loss per common share.

We believe that these measures provide useful information to investors, and include these measures in other communications to investors. For each of these non-GAAP financial measures, we are providing a reconciliation of the difference between the non-GAAP measure and the comparable GAAP measure, and an explanation of why we believe the non-GAAP measure provides useful information to investors. These non-GAAP measures and reconciliation, which can be found in our Management’s Discussion and Analysis of Financial Condition and Results of Operations section, should be viewed as addition to, and not in lieu of, the comparable GAAP measure.

NOTE 2 – CRYPTOCURRENCIES

The following table presents additional dollar and unit information (each bitcoin represents one unit) about our bitcoin activity for the three months ended November 30, 2024:

		Bitcoin
Beginning balance – August 31, 2024	$14,966	0.30
Revenue received from mining	483,683	6.92
Advance payment in cryptocurrency	85,621	.87
Payments of loan with cryptocurrency	(86,435)	(.93)
Cash proceeds from the sale of cryptocurrency, net of fees	(377,897)	(4.78)
Cryptocurrency used to pay expenses	(55,375)	(.84)
Change in the fair market value of bitcoin	85,216	–
Ending balance – November 30, 2024	$149,779	1.54

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents our revenue disaggregated into categories based on the nature of such revenues:

	Three Months Ended November 30,
	2024	2023
Revenues from the sale of mining equipment - net	$717,147	$169,721
Revenue from hosting, net	–	11,864
Revenue from self-mining	483,683	329,723
Total revenue	$1,200,830	$511,308

NOTE 4 – PROPERTY AND EQUIPMENT

The following table sets forth the components of our property and equipment at November 30, 2024 and August 31, 2024:

	November 30, 2024			August 31, 2024
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$3,094,076	$(1,524,957)	$1,569,119	$3,094,076	$(1,394,332)	$1,699,744
Equipment not in service	4,124,565	–	4,124,565	3,071,565	–	3,071,565
Total fixed assets	$7,218,641	$(1,524,957)	$5,693,684	$6,165,641	$(1,394,332)	$4,771,309

Equipment not in service as of November 30, 2024 was comprised of the following:

Transformers	$1,838,760
Immersion containers	1,250,805
ASIC miners	1,035,000
Total	$4,124,565

As of November 30, 2024, the equipment not in service was solely comprised of 4 immersion containers, immersion fluid, 15 transformers, and 3,000 ASIC miners.

Equipment not in service at November 30, 2024 included 3,000 ASIC miners that were purchased for $1,035,000 on November 14, 2024, but had not been installed as of November 30, 2024.

For the three months ended November 30, 2024 and 2023, we recorded $130,625 and $222,530, respectively, in depreciation expense.

NOTE 5 – INVESTMENTS AND NOTES RECEIVABLE

Policy on Doubtful Accounts

We evaluate notes receivable for impairment under the guidelines of ASC 310-10-35-41. We establish an allowance for doubtful accounts when we determine that collectability of the note is in question.

Investment in Joint Venture

In October 2022, we entered into a joint venture arrangement with ROC Digital Mining Manager LLC (“ROC Manager”) to jointly develop and operate a bitcoin mining operation in Pecos, Texas. Under the joint venture, we contributed one immersion container, six transformers and cash with a value of $987,429 as a capital contribution to ROC Digital Mining I LLC (“ROC Digital”). An affiliate of ROC Manager also contributed an immersion container. We simultaneously sold ROC Digital four immersion containers for $1,200,000, which is payable pursuant to a promissory note that bears interest at 5% per annum, and provides for monthly amortizing payments through May 31, 2026. The note is secured by the equipment that was sold. As of August 31, 2024 and November 30, 2024 the principal amount due on the note receivable from ROC Digital was $655,277 and $592,870, respectively. We own approximately 30% of ROC Digital, and 33 1/3% of ROC Manager.

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

Day to day management of the operations of ROC Digital is provided by ROC Digital Mining LLC (“ROC Mining”), an affiliate of ROC Manager in which we do not have an interest. ROC Mining is entitled to a monthly management fee equal to 3% of ROC Digital’s gross revenue, subject to a monthly minimum of $10,000 and a monthly maximum of $15,000. In additional ROC Mining is entitled to an acquisition fee of 1% of the cost of any assets acquired by ROC Digital. A principal of ROC Manager serves on our board of directors.

As of November 30, 2024 the joint venture arrangement was classified as a long term asset on our balance sheet with a value of $667,707. The site became electrified in June 2023. During the three months ended November 30, 2024 we conducted a valuation study on the value of our investment. That study determined that the fair value market value of our joint venture investment exceeded our carrying value. However, we did not increase the value of our investment on our balance sheet.

Notes Receivable

Notes receivable consist of notes received as partial consideration for the sale of mining equipment, and are collateralized by the mining equipment that was the subject of the sale. As of November 30, 2024 and August 31, 2024, notes receivable consist of the following:

	As of November 30, 2024	As of August 31, 2024

Note receivable in original principal amount of $1,200,000, bearing interest at 5.0% per annum, payable in 41 equal monthly payments of $31,204 commencing December 30, 2022.	$592,870	$655,277

Total	592,870	655,277

Less: Non-current portion	(218,426)	(280,834)

Notes receivable – short-term	$374,444	$374,444

During the three months ended November 30, 2024, we recorded $718 in interest income on the note.

NOTE 6 – RELATED PARTY TRANSACTIONS

Line of Credit from IDI

On October 19, 2022, we entered into a Line of Credit Agreement (the “LOC Agreement”) with Innovative Digital Investors Emerging Technology, L.P. (“IDI), a limited partnership controlled by Jonathan Bates, our Chief Executive Officer and Chairman, and Raymond Mow, our Chief Financial Officer and a director. The LOC Agreement provided for loans of up to $1,000,000 at our request to finance the purchase of equipment necessary for the operation of our business, and related working capital. Loans under the LOC Agreement accrue interest at 12% per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. We had the right to submit draw requests under the LOC Agreement until April 15, 2023. Each draw request is subject to the approval of IDI in its sole discretion. The amount drawn, plus all accrued interest therein, was repayable in full on December 1, 2023.

Effective May 13, 2023, we and IDI amended the LOC Agreement to increase the amount that we may borrow thereunder to $1,750,000, extended the date by which we could borrow funds thereunder to December 1, 2023, and extended the maturity date to December 1, 2024. Simultaneous with the extension, we borrowed an additional $500,000. Effective November 4, 2024, we and IDI amended the LOC Agreement to increase the amount that we may borrow thereunder to $2,300,000. In addition, IDI agreed that we have the right to extend the maturity date for six monthly periods in consideration for an extension fee of $25,000 for each extension, which will be added to the balance due thereunder. In addition, IDI was granted the right to convert 11,500,000 shares of common stock it owns into 2,300 shares of Series B Convertible Preferred Stock. In consideration for the above the amendments, IDI agreed to approve a new draw under the line of credit of $250,000 and to purchase an additional 200 shares of Series B Convertible Preferred Stock for $200,000, for net new financing to us of $450,000. As of November 30, 2024, the amount of principal and interest due to related party was $1,875,000 and $376,321, respectively, as compared to $1,625,000 and $315,609 at August 31, 2024.

Transactions with ROC Digital Mining I, LLC

In October 2022, we entered into a joint venture arrangement with ROC Manager to jointly develop and operate a bitcoin mining operation in Pecos, Texas. Under the joint venture, we contributed one immersion container, six transformers and cash with a value of $987,429 as a capital contribution to ROC Digital. We simultaneously sold ROC Digital four immersion containers for $1,200,000, which is payable pursuant to a promissory note that bears interest at 5% per annum, and is payable pursuant to monthly payments of $31,203.64 per month through May 31, 2026. The note is secured by the equipment that was sold. As of August 31, 2024 and November 30, 2024, the note receivable from ROC Digital amounted to $655,277 and $592,870, respectively. We own approximately 30% of ROC Digital, and 33 1/3% of ROC Manager. John Kelly, one of our directors, owns approximately 49% of ROC Digital, 33 1/3% of ROC Manager and is a manager of ROC Manager.

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

See “Note 5 – Investment in Joint Venture,” for more information about ROC Digital and ROC Manager.

Transactions with Rykor Energy Solutions, LLC

In May 2024, we brokered the sale of 20 transformers to Rykor Energy Solutions, LLC (“Rykor”). The total sales price of the transformers was approximately $1,407,000 and our total cost was expected to be $1,340,000. As of August 31, 2024, we had received $703,500 against this order which is classified as an advance payment-related party since the order had not shipped as of August 31, 2024. Additionally, we made a payment of $670,000 to the supplier of the transformers. This amount was classified as a prepaid expense on our balance sheet as of August 31, 2024. During the three months ended November 30, 2024, by mutual agreement the order was reduced to ten transformers instead of 20 transformers. These units were delivered and we recorded revenue of $703,500 with a cost of sales of $670,000 resulting in a profit of $33,500 during the three months ended November 30, 2024. Rykor owns 2,672,000 shares of our common stock and warrants to purchase an additional 5,344,000 shares, and as a result is the beneficial owner of approximately 17.8% of our common stock. John Kelly, one of our directors, is a principal of Rykor.

NOTE 7 – HASH RATE SALE AGREEMENT AND LOAN

On November 14, 2024, we entered into an agreement to purchase 3,000 used S-19j Pro bitcoin miners for a total price of $1,035,000 from Luxor Technology Corporation (“Luxor”). We later entered into a Co-Location Services Agreement with DVSL ComputeCo, LLC to host 2,900 of the miners, and we plan to deploy the remaining 100 miners out of Trinidad data center. We financed $765,862 of the purchase price from the proceeds of a Master Hashrate Purchase and Sale Agreement (the “Hashrate Sale Agreement”). The balance of the purchase price was paid from cash on hand after November 30, 2024. Under the Hashrate Sale Agreement, we sold 90 PH per day of hashing capacity for 365 days at a price of 0.0005 per hashrate.

Under the terms of the Hashrate Sale Agreement which was in effect for 16 days during the three months ended November 30, 2024 we recorded the following transactions in our financial statements:

➢	We recorded fixed assets not in service amounting to $1,035,000 for the 3,000 miners we purchased (which were in transit as of November 30, 2024) with an offsetting entry to record a loan due to Luxor of $1,035,000 payable per the terms described above.
➢	On the date we entered into the Hashrate Sale Agreement the bitcoin equivalent of 90 PH for 365 days at a price of $0.0005 per hashrate was the equivalent of 16.425 bitcoin. The market equivalent on the same date we entered into the Hashrate Sale Agreement was 18.42474 bitcoin. The price of bitcoin on the date we entered into the contract was $88,099.9996. Based on those parameters, the difference of 1.99974 bitcoin times the bitcoin of $88,099.9996 equaled $176,177 which we recorded as a note discount to be amortized as interest expense over a 365 day period. For the 16 days during the period the Hashrate Sale Agreement was in effect, we recorded $7,723 in interest expense.
➢	During the 16 days ended November 30, 2024 we also recorded a loss on the extinguishment of debt of $23,003 because the contractual value of the hashrate we delivered under the Hashrate Sale Agreement, which retired $63,432 in debt due to Luxor, had a market value of $86,435.
➢	Also, during this period Luxor advanced us bitcoin worth $85,621 that we had not earned or delivered any PH equivalent for that amount. We recorded this advanced amount as a Loan due to Luxor.

On November 30, 2024, as a result of the above, we had a loan payable of $1,064,912 due to Luxor on our balance sheet. The interest expense and loss (or gain) on the extinguishment of debt will be dependent on the price of bitcoin and changes in the difficulty index.

NOTE 8 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

We are authorized to issue 500,000,000 shares of Common Stock with a par value of $0.0001 per share, and 20,000,000 shares of preferred stock with a par value of $0.0001 per share. As of November 30, 2024, and August 31, 2024, there were 39,667,607 and 49,665,649 shares of common stock outstanding, respectively.

Series A Convertible Preferred Stock

As of November 30, 2024 and August 31, 2024, our board of directors had authorized the issuance of one series of preferred stock, the Series A Convertible Preferred Stock (the “Series A Preferred”), for 500,000 shares, of which 453,966 shares had been issued. The Series A Preferred has the following rights:

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

Voluntary Conversion Rights: Each share of Series A Preferred Stock is convertible into that number of shares of common stock equal to the liquidation preference of the Series A Preferred divided by a conversion price of $0.20 per share.

Rank: The Series A Preferred ranks senior to the common stock and any other class or series of preferred stock that may be authorized.

Redemption by Company: We may redeem all of the Series A Preferred at any time on twenty days notice by payment of the liquidation preference of the Series A Preferred.

Redemption by the Holders: Any holder of Series A Preferred may request that some or all of its Series A Preferred be redeemed to the extent of 30% of our liquid net assets of exceed $2 million. To the extent any holder requests redemption under this provision, we are required to send a notice to all other Series A Preferred holders, who will be entitled to request redemption of some or all of their shares as well. Each holder is required to redeem at least the lesser of 10,000 shares or the number of shares of Series A Preferred held by the holder.

Redemption on Fundamental Transaction: In the event we engage in a fundamental transaction, a majority of the holders of Series A Preferred may require us to redeem all of the Series A Preferred at the closing of the transaction.

Right to Participate in Future Fundings: Each holder of Series A Preferred has the right to participate in future capital raising transactions to the extent of our proportionate ownership, on an as converted basis. The right extents to any issuance of common or preferred stock or debt securities convertible into common or preferred stock, except for certain exempted transactions.

Anti-Dilution Protection: The conversion price of the Series A Preferred is subject to reduction to the extent we issue shares of common stock at a purchase price less than the then current conversion price, (ii) debt or equity securities convertible into common stock at a conversion price less than the then current conversion price, (iii) options or warrants exercisable for common stock at an exercise price less than the then current conversion price, or (iv) options or warrants to purchase convertible debt or equity securities, where the combined exercise and conversion prices would enable the holder to acquire shares of common stock for less than the then current conversion price.

During the three months ended November 30, 2024, we issue 2,500 shares of Series B Preferred. The liquidation value of each shares of $1,000 is convertible into common stock at $0.20 per share. The issuance of the Series B Preferred with a conversion price of $0.20 per share resulted in the conversion price of the Series A Preferred being automatically lowered to $0.20 per share from $0.575 per share. The reduction of the conversion price of the Series A Preferred resulted in the holders thereof being entitled to an additional 14,803,239 shares of common stock if all of the Series A Preferred were converted into common stock. As a result, we recorded a deemed dividend charge of $2,960,648 for the value of the extra shares issuable under the Series A Preferred, which were valued at $0.20 per share.

Series B Convertible Preferred Stock

On November 4, 2024, we approved a Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (the “Certificate of Designation”) with the Delaware Secretary of State, which authorized the creation and issuance of up to 3,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred”). Under the Certificate of Designation, the Series B Preferred has the following rights:

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

Redemption by Company: We may redeem all of the Series B Preferred at any time on twenty days notice by payment of the liquidation preference of the Series B Preferred.

Redemption by the Holders: The holders of the Series B Preferred shall not have the right to compel us to redeem their Series B Preferred unless we are in default under the terms of the Certificate of Designation.

Redemption on Fundamental Transaction: In the event we engage in a fundamental transaction, we shall be obligated to redeem all of the Series B Preferred at the closing of the transaction, provided that holders of the Series B Preferred shall be entitled to convert their shares of Series B Preferred into common stock in lieu of having them redeemed.

Right to Participate in Future Fundings: Each holder of Series B Preferred has the right to participate in future capital-raising transactions to the extent of its proportionate ownership of us on an as converted basis. The right extents to any issuance of common or preferred stock or debt securities convertible into common or preferred stock, except for certain exempted transactions.

Anti-Dilution Protection: The conversion price of the Series B Preferred is subject to reduction to the extent we issue shares of common stock at a purchase price less than the then current conversion price, (ii) debt or equity securities convertible into common stock at a conversion price less than the then current conversion price, (iii) options or warrants exercisable for common stock at an exercise price less than the then current conversion price, or (iv) options or warrants to purchase convertible debt or equity securities, where the combined exercise and conversion prices would enable the holder to acquire shares of common stock for less than the then current conversion price.

In November 2024, we issued 2,500 shares of Series B Preferred to IDI in consideration for 11,500,000 shares of common stock owned by IDI and a cash investment of $200,000. These 11,500,000 common shares were retired and are no longer outstanding.

Issuance of Shares

During the three months ended November 30, 2024, we issued the following shares:

•	500,0000 shares were issued to each of two officers, for a total of 1,000,000 shares, as part of their compensation for fiscal 2025 officer services. These shares were valued at $0.289 each and are being amortized to expense quarterly on a prorata basis. The price of $0.289 is based upon a price indicated by a recent valuation study performed on our common stock by a third party valuation firm.

•	255,000 common shares were issued to various service providers in lieu of cash. These shares were valued at $0.289 each and are being amortized to expense quarterly on a prorata basis. The price of $0.289 is based upon a price indicated by a recent valuation study performed on our common stock by a third party valuation firm.

We estimate the fair value of stock-based compensation based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). We attribute compensation to expense using the straight-line method. Since our common stock is thinly traded, we previously utilized the value, or an estimate thereof, paid by third parties for common stock in arms-length transactions. However, since no stock transactions have occurred since 2022, we engaged an accredited third party valuation firm to estimate the fair market value of our common stock. As a result of their findings, the fair market value of our common stock was reduced from $0.44 to $0.289 for all stock issuances subsequent to August 31, 2024.

Warrants

As of November 30, 2024, and August 31, 2024, we had the following warrants outstanding:

Class	Amount Outstanding	Exercise Price	Expiration Date
Class C-1 Warrants	4,147,600	$2.00	January 15, 2025
Class C-2 Warrants	4,147,600	$4.00	January 15, 2025
Class C-3 Warrants	25,600	$1.25	June 27, 2027
Total	8,500,800

NOTE 9 – COMMITMENTS AND CONTINGENCIES

As of November 30, 2024 and August 31, 2024, we had no contractual commitments.

NOTE 10 – SUBSEQUENT EVENTS

We exercised our right to extend the maturity date of the LOC Agreement on December 1, 2024 and January 1, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of our operations and financial condition for the three months ended November 30, 2024 and 2023, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview

Since July 2021, our business has been as a blockchain technology company that is building out industrial scale digital asset mining, equipment sales and hosting operations. Our primary business is hosting third-party equipment used in mining of digital asset coins and tokens, specifically bitcoin, as well as self-mining for our own account. Our state-of-the-art facilities will be specifically designed and constructed for housing advanced mining equipment. Our existing data centers provide power, racks, proprietary thermodynamic management (heat dissipation and airflow management), redundant connectivity, and security, as well as software which provides infrastructure management and custom firmware that boosts performance and energy efficiency.

We plan to operate our data centers using immersion cooling technology. Immersion cooling is the process of submerging computer components (or full servers) in a thermally, but not electrically, conductive liquid (dielectric coolant) allowing higher heat transfer performance than air and many other benefits. Manufacturers of immersion systems report that immersion cooling, as compared to air cooling, can reduce the energy costs associated with cooling a data center by up to 90% and can reduce the cost of operating servers by up to 10%. In addition, manufacturers of immersion systems report the cooler, dust-free environment provided by immersion cooling can extend the life of data center equipment when compared to an air-cooled environment.

Our digital asset mining operation is focused on the generation of digital assets by solving complex cryptographic algorithms to validate transactions on specific digital asset network blockchains, which is commonly referred to as “mining.” Mining requires the use of specialized computers equipped with application-specific integrated circuit (ASIC) chips (known as “miners”) to solve complex cryptographic algorithms in support of the bitcoin blockchain (in a process known as “solving a block”) in exchange for digital asset rewards (to date, only bitcoin). Whether we are hosting our client’s computers or mining for our own account with our own computers, the miners participate in “mining pools” organized by “mining pool operators” in which we or our clients share mining power (known as “hash rate”) with the hash rate generated by other miners participating in the pool to earn digital asset rewards. The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. Fees are paid to the mining pool operator to cover the costs of maintaining the pool. The pool uses software that coordinates the pool members’ mining power, identifies new block rewards, and records how much hash rate each participant contributes to the pool. We only use mining pools that pay rewards under the Full-Pay-Per-Share Method, which pays pool participants based on the hashing power contribution to the pool each day times the difficulty index (the “Full-Pay-Per-Share Method”). Even though we plan to effect our self-mining operations in data centers that we own, we reserve the right to operate miners in third-party data centers when we receive advantageous terms and/or do not have sufficient capacity in our own data centers.

Our digital asset self-mining activity competes with a myriad of mining operations throughout the world to complete new blocks in the blockchain and earn the reward in the form of an established unit of a digital asset. Revenue from digital asset mining and hosting third party digital asset miners is impacted by volatility in bitcoin prices, as well as increases in the bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks.  Gross profits from digital asset mining are primarily impacted by the cost of electricity to operate the miners and to a lesser extent by other operating costs. While we expect to sell or exchange a portion of the digital assets we mine to fund our growth strategies or for general corporate purposes, we reserve the right to hold our digital assets as a long-term investment.

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

We also generate revenues from the advantageous purchase and sale of equipment used for digital asset mining and hosting. We have relationships with some suppliers that enable us to acquire highly desired equipment at attractive prices, which we sometimes resell to third parties. In most cases, resales of digital asset mining equipment would be to our hosting customers, which have the dual benefit of generating short-term gross profits from the equipment sale as well as growing the customer base of our hosting business.

The primary factors that will impact future hosting revenues include: (i) the price of bitcoin, since hosting revenues are primarily a percentage of bitcoin mined by clients; (ii) the completion of operational hosting facilities, as potential hosting clients have been reluctant to sign contracts prior to the date we have a fully operational hosting facility; and (iii) the availability of attractive electricity prices, since power usage is the primary marginal cost for any mining operation.

The primary factors that will impact proprietary mining revenues include: (i) the price of bitcoin; (ii) the completion of operational facilities to provide us with a cost-effective facility to operate in; (iii) the availability of attractive electricity prices, since power usage is the primary marginal cost for any mining operation; and (iv) the availability of mining equipment suitable for our immersion hosting environment at attractive prices and available capacity in our hosting facilities.

Revenues from cryptocurrency mining, whether derived from hosting clients or from proprietary mining, are impacted significantly by volatility in bitcoin prices, as well as increases in the bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks. Below are changes in key metrics effecting the profitability of mining bitcoin during the three months ended November 30, 2024:

	As of November 30, 2024	As of August 31, 2024	Percent Change

Network hash rate	727.858 EH/s	620.355 EH/s	17.33%
Difficulty index	102.29 trillion	89.47 trillion	14.33%
Bitcoin market price	$96,449.06	$58,969.90	63.56%

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

Trinidad Operations

We initially decided to locate our initial facilities in Trinidad, because it has some of the cheapest electricity in the world due to its abundant supplies of oil and gas and because some of our technical staff is located there. We have entered into an agreement with Telecommunications Services of Trinidad & Tobago Limited (“TSTT”), the largest and oldest telecom company in Trinidad, to co-locate up to 125 800 kW containers for hosting digital asset miners. TSTT has numerous potential locations for co-location of our containers. Under the agreement, we have the option, but not the obligation, to co-locate containers at our own pace. We pay a fixed amount per container, plus the actual electricity costs incurred by our containers in the amount billed to TSTT by the local utility without any markup. The term of the agreement expires on October 14, 2031. We have the right to terminate our agreement with TSTT at any time that the price for electricity consumption exceeds $0.05 per kWh.

In October 2022, we completed the installation of initial hosting containers under our agreement with TSTT. Our rate for electricity is TSTT’s existing rate of 3.5 cents per kWh or 75% of the declared reserve capacity, which is equal to the customer’s highest expected monthly kilovolt-ampere demand at $7.40.

While our TSTT site was delayed pending electrification, we entered into a hosting agreement with a third party in Trinidad to host up to 192 miners in one immersion container until December 31, 2024. We had previously sold two containers to the third party under a long-term note secured by the containers. In July 2024, we foreclosed on the containers as a result of a default by the third party on the note. We moved our miners to our existing TSTT site, where we now have 340 operational miners as of November 30, 2024, of which 315 were in operation, and 100 miners in transit to the site. We are currently evaluating other TSTT sites as a location for the two repossessed immersion containers, and expect to install them in the first calendar quarter of 2025.

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

Pecos, Texas Operations

In October 2022, we entered into a joint venture arrangement with ROC Manager to jointly develop and operate a bitcoin mining operation in Pecos, Texas. Under the joint venture, we contributed one immersion container, six transformers, and cash with an aggregate value of $987,429 as a capital contribution to ROC Digital. An affiliate of ROC Manager also contributed an immersion container. We simultaneously sold ROC Digital four immersion containers for $1,200,000, which is payable pursuant to a promissory note that bears interest at 5% per annum, and is payable through monthly payments of $31,203.64 per month until May 31, 2026. We own approximately 30% of ROC Digital, and 33 1/3% of ROC Manager.

The Texas site became fully electrified in June 2023 and has six containers owned by the joint venture. The joint venture initially filled its six immersion containers with ASIC miners provided by hosting clients, although most of the hosting clients’ agreements terminated in April 2024. Currently, approximately five of the hosting containers owned by the joint venture are fully or partially occupied by clients, and the joint venture is aggressively trying to fill the remaining capacity with hosting clients. The joint venture also owns two immersion containers which are not installed, which we expect the joint venture to install if hosting demand warrants.

We have entered into a hosting agreement with ROC Digital under which we have located one immersion container at our Pecos, Texas data center. We pay $500 per month, plus our pro rata share of electricity, internet, and insurance for the site. The hosting agreement has a term of one year, subject to our right to renew the agreement for two one-year terms after receipt of notice of the renewal terms of ROC Digital’s electricity supply agreement for the upcoming year. In April 2024, we renewed the hosting agreement for an additional year. As of November 30, 2024, we had deployed 145 Antminer S-19 pro miners to our hosting container at the site.

On April 29, 2024, ROC Digital executed an energy services agreement for the site that runs from May 1, 2024 to April 30, 2025. Under the current agreement, the site will receive electricity at the prevailing rate plus $0.0055 per kWh. ROC Digital is not obligated to purchase any specific quantity of electricity, and employs software which automatically discontinues mining operations when the prevailing rate exceeds certain levels.

Soluna Hosted Locations

On October 4, 2023, we purchased 1,050 used ASIC miners from Luxor Technology Corporation (“Luxor”) for $488,775, and on October 9, 2023 we entered into a Co-Location Services Agreement to host the miners at a hosting facility owned by Soluna SW, LLC (“Soluna”) in Murray, Kentucky. We subsequently added 45 ASIC miners in May 2024 that we purchased from Soluna for $10,000. The hosting agreement terminates on April 8, 2025, provided that the hosting agreement will continue after the termination date on a month-to-month basis if neither party sends a notice of termination at least 30 days before its scheduled termination date. The hosting agreement provides that we are obligated to reimburse Soluna for the actual cost of the electricity used by our machines and pay a hosting fee equal to 50% of the net profit generated by the machines each month. The hosting fee is payable in bitcoin. The hosting facility has an electricity cost of $0.025 per kWh and guarantees uptime of 83% per week.

On November 14, 2024, we acquired 3,000 S-19j Pro computers from Luxor Technology Corporation for $1,035,000. On December 3, 2024, we entered into a hosting agreement with DVSL ComputeCo, LLC to host 2,900 miners at its location. The hosting agreement terminates on December 2, 2025, provided that the hosting agreement will continue after the termination date on a month-to-month basis if neither party sends a notice of termination at least 30 days before its scheduled termination date. The hosting agreement provides that we are obligated to reimburse the DVSL for the actual cost of the electricity used by our machines plus 1.6 cents per kWh, and pay a hosting fee equal to 50% of the net profit generated by the machines each month. All 3,000 computers were shipped to DVSL’s hosting site in Silverton, Texas, for warranty testing, with 2,900 to remain in Silverton, Texas and 100 to be shipped to our Trinidad data center upon the completion of testing. As of January 10, 2025, approximately 2,594 of the acquired miners were operating, while approximately 300 did not satisfy the warranty and will be replaced with comparable miners.

Miner Summary

Set forth below is a summary of our ASIC miner inventory as of November 30, 2024:

Site	Present	Installed	In Transit	Needing Repair	Immersion/Air-cooled
Trinidad	400	367	100		Immersion
Pecos, Texas	145	145			Immersion
Murray, Kentucky	1,095	1,095			Air Cooled
Silverton, TX			2,900		Air Cooled
Other				85	n/a
Total	1,640	1,607	3,000	85

Results of Operations

Comparison of Results of Operations for the Three Months Ended November 30, 2024 and November 30, 2023.

Revenues

During the three months ended November 30, 2024, we generated $1,200,830 of revenue, compared to $511,308 of revenue in the three months ended November 30, 2023.

During the three months ended November 30, 2024, we generated $483,683 in bitcoin revenue from self-mining digital assets, compared to $329,723 of revenue from self-mining in the three months ended November 30, 2023. At November 30, 2024, we owned 4,640 miners that were operable, of which 1,640 were deployed for self-mining and the remainder were in transit to their ultimate deployment location. The number of undeployed miners was mainly impacted by 3,000 miners that were purchased in November 2024 and were in transit at November 30, 2024, and to a lesser extent by miners that were offline due to maintenance issues. Mining revenue should be higher in future periods as we begin to receive revenues from the 3,000 miners purchased in November 2024 that had not been installed at the quarter end. On the other hand, miner revenues could be adversely impact if the difficulty index for mining continues to increase.

During the three months ended November 30, 2024 and November 30, 2023, we generated $717,147 in revenue from equipment sales, compared to $169,721 in revenue in the three months ended November 30, 2023.

The revenue from equipment sales in the three months ended November 30, 2024 were derived from the following transactions:

•	In October 2022, we sold four hosting containers to ROC Digital for $1,200,000. The purchase price is payable pursuant to a promissory note bearing interest at 5% per annum, and is paid by 41 equal monthly payments of $31,204 commencing December 30, 2022, with any remaining principal and interest payable in full on May 31, 2026. We recorded $13,647 of revenue from payments received on a promissory note.

•	We recorded $703,500 of revenue from a brokered transaction of ten transformers.

Under the guidelines of ASC 606, we determined that payments due under note receivable from ROC Digital were not “probable” due to the start-up nature of the customer. As a result, we report revenue from the equipment sale to ROC Digital above under the installment sale method, under which we report our gross profit on the sale as payments are received from the purchaser.

During the three months ended November 30, 2024 and 2023, we recorded $703,500 and $149,250 of revenue, respectively, from isolated sales of equipment recorded under the “completed sale” method.

In future periods, we expect to generate additional revenues from the resale of certain hosting equipment, primarily containers and transformers, and of miners in “buy/host” transactions, in which we sell miners already installed in our hosting facilities to buyers that simultaneously execute a hosting agreement for the purchased miners, and in some cases additional miners.

We generated $-0- in revenues from hosting in the three months ended November 30, 2024, as compared to $11,864 in hosting revenues in the three months ended November 30, 2023. We terminated all of our hosting clients in the fourth quarter of fiscal 2024, and did not have any hosting clients during the three months ended November 30, 2024. In the current market environment, we believe self-mining is more profitable than hosting third party miners, however we will pursue hosting opportunities on a selective basis. While we still see good opportunities to acquire mining equipment at attractive prices, the price of mining equipment has recently increased with the recent increase in the price of bitcoin.

The primary factors that will impact our revenues in subsequent periods are described in the “—Overview” above.

Cost of Sales

Cost of sales were $1,080,625 in the three months ended November 30, 2024, compared to $407,226 in the three months ended November 30, 2023.

Cost of sales related to mining was $410,625 in the three months ended November 30, 2024, compared to $222,942 in the three months ended November 30, 2023. Cost of sales normally includes electricity, utilities, facilities costs, and supplies where we perform mining from our own facilities. Major components of cost of sales include rent to house mining and hosting equipment, electricity, and supplies. Where our miners are hosted by third parties, major components of cost of sales include hosting fees and/or electricity costs. Cost of sales for both owned and hosted facilities does not include depreciation, which is stated separately. We believe that cost of sales as a percentage of revenues may be less in future periods as compared to prior periods if the market price of bitcoin remains at its current level or increases.

The table below describes the average cost of mining each bitcoin for the three months ended November 30, 2024 and November 30, 2023, and the total energy usage and cost per each kilowatt hour (“KWH”) utilized within both of our facilities.

Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	November 30, 2024	November 30, 2023

Cost of Mining - owned facilities
Cost of energy per bitcoin mined	$21,296.69	$17,227.70
Other direct costs of mining per bitcoin mined (1)	$25,927.43	$6,687.95
Depreciation expense per bitcoin mined (2)	$22,189.46	$16,459.73
Financing expense per bitcoin mined (3)	$–	$–
Cost to mine one bitcoin - owned	$69,413.58	$40,375.38

Cost of Mining - hosted facilities
Cost of energy per bitcoin mined	$36,798.30	$15,006.60
Other direct costs of mining per bitcoin mined (1)	$16,657.88	$4,508.59
Depreciation expense per bitcoin mined (2)	$17,529.22	$24,509.10
Financing expense per bitcoin mined (3)	$–	$6,466.94
Cost to mine one bitcoin - hosted	$70,985.40	$50,491.23

Average revenue of each bitcoin mined (4)	$69,878.45	$34,045.41
Cost of mining one bitcoin as % of average bitcoin mining revenue (5)	1.02%	1.45%

Statistics - owned facilities
Total bitcoin mined	1.99416252	1.8863381
Bitcoin mining revenue	$139,423.79	$61,802.91
Total miners - as of the periods ended	485	194
Total kWhs utilized	2,399,743.06	593,802.99
Total energy expense	$42,469.07	$32,497.26
Cost per kWh	$0.0177	$0.0547
Energy expense as % of bitcoin mining revenue, net	30.46%	52.58%
Other direct costs of mining (1)	$51,703.50	$12,615.73
Total depreciation expense (2)	$44,248.00	$31,408.00
Total financing costs (3)	$–	$–

Statistics - hosted facilities
Total bitcoin mined	4.927616133	7.79845379
Bitcoin mining revenue	$344,259.34	$267,919.81
Total miners - as of the periods ended	1,155	1,268
Total kWhs utilized	5,808,142.58	3,009,656.49
Total energy expense	181,327.89	117,028.29
Cost per kWh	$0.0312	$0.0389
Energy expense as % of bitcoin mining revenue, net	52.67%	43.68%
Other direct costs of mining (1)	$82,083.63	$35,160.05
Total depreciation expense (2)	$86,377.00	$191,122.00
Total financing costs (3)	$–	$50,429.20

29

______________

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

Cost of sales related to hosting was $-0- in the three months ended November 30, 2024, compared to $3,393 in the three months ended November 30, 2023. Cost of sales normally includes utilities, facilities costs, and supplies. Unlike the cost of sales from mining, cost of sales from hosting does not include electricity costs, as such costs are passed on to the hosting client.

Cost of sales related to sales of mining equipment was $670,000 for the three months ended November 30, 2024, compared to $180,891 in the three months ended November 30, 2023. Cost of sales from equipment sales includes the purchase price of equipment sold, plus shipping and value added tax on the equipment for sales reported under the completed sales method. There is no cost of sales associated with equipment sales reported under the installment sales method. Cost of sales from equipment sales in the three months ended November 30, 2024 and 2023 were higher as a result of a significant brokered transaction of ten transformers that we closed in the three months ended November 30, 2024.

Operating Expenses

During the three months ended November 30, 2024, we incurred $1,004,224 in operating expenses, compared to $715,962 in operating expenses during the three months ended November 30, 2023. Major components of operating expenses for the 2024 period as compared to the 2023 period were:

	Three months ended	Three months ended	Percentage
	November 30, 2024	November 30, 2023	Change %

General and administrative expenses	$82,322	$68,398	20%
Depreciation	130,625	222,530	(41% )
Professional fees	103,400	75,860	36%
Related party compensation	773,093	349,174	121%
Change in fair value of cryptocurrency	(85,216)	–	N/A

Total operating expenses	$1,004,224	$715,962	40%

The higher level of operating expenses in the 2024 period as compared to the 2023 period is primarily attributable to increased related party compensation as we issued two of our officers 500,000 shares of common stock each as partial compensation for fiscal 2025 officer services, and began accruing additional compensation for our officers as of September 1, 2024, which will be paid when we have sufficient liquidity. Operating expenses were also impacted by increased general and administrative expenses and increased professional fees. However, operating expenses were positively impacted by lower depreciation expense on our equipment. We expect that operating expenses will trend materially higher in future periods as we begin paying regular compensation to existing officers and directors, hire additional employees, and incur other costs, such as increased depreciation expense due to the addition of new mining equipment and the completion of the buildout of the operating facilities.

Other Income (Expense)

During the three months ended November 30, 2024, we incurred ($90,720) in other expenses, net, as compared to ($317,990) of other expense in the three months ended November 30, 2023. The significant decrease in other expense was mainly attributable to unusual expenses associated with a bitcoin derivative contract incurred in the 2023 period to finance the purchase of ASIC miners. Charges from the bitcoin derivative contract in fiscal 2023 were ($152,612) for a change in derivative liability and ($37,537) for loss on extinguishment of debt, as well as additional interest expense under the contract. In the fiscal 2024 period, we recorded lower interest revenue of $718 as compared to $14,793 as a result of the permanent loss of approximately $14,000 interest in quarterly interest revenue due to the write-off of a note receivable during the fiscal year ended August 31, 2024.

Net (Loss) Attributable to Common Stockholders

As a result of the foregoing, during the three months ended November 30, 2024, we incurred a net loss attributable to common stockholders of $3,935,386, or $(0.08) per share, as compared to a net loss attributable to common stockholders of $929,870 or $(0.02) per share during the three months ended November 30, 2023. The substantial increase in our net loss in the three months ended November 30, 2024, compared to the three months ended November 30, 2023, is attributable to the factors discussed above, as well as a one-time deemed dividend that we incurred during the three months ended November 30, 2024 as a result of the reduction in the conversion price of the Series A Convertible Preferred Stock to $0.20 per share from $0.575 per share. The reduction of the conversion price of the Series A Preferred resulted in the holders thereof being entitled to an additional 14,803,239 shares of common stock if all of the Series A Preferred were converted into common stock. As a result, under the guidelines of ASC 470 we recorded a one-time deemed dividend charge of $2,960,648 for the value of the extra shares issuable under the Series A Preferred, all of which were valued at $0.20 per share based upon a valuation study performed by an accredited third party valuation firm.

Non-GAAP Financial Measures

The chart below measures two elements of our financial performance that are not defined by GAAP. The non-GAAP measures are defined as follows.

“Adjusted net loss attributable to common shareholders” is defined as the GAAP “net loss attributable to common shareholders” minus deemed dividends attributable to the Series A Convertible Preferred Stock.

“Adjusted basic and diluted loss per common share” is defined as the GAAP “basic and diluted loss per common share” minus deemed dividends attributable to the Series A Convertible Preferred Stock.

We believe that these measures provide useful information to investors, and include these measures in other communications to investors. For each of these non-GAAP financial measures, we are providing a reconciliation of the difference between the non-GAAP measure and the comparable GAAP measure, and an explanation of why we believe the non-GAAP measure provides useful information to investors. These non-GAAP measures and reconciliation, which can be found in our Management’s Discussion and Analysis of Financial Condition and Results of Operations section, should be viewed as addition to, and not in lieu of, the comparable GAAP measure.

Bitmine Immersion Technologies, Inc.

Condensed Statements of Operations

(Unaudited)

	GAAP		Non-GAAP

	Three months	Three months	Three months		Three months
	ended	ended	ended		ended
	November 30,	November 30,	November 30,		November 30,
	2024	2023	2024		2023
Revenue from the sale of mining equipment	$717,147	$169,721	$717,147		$169,721
Revenue from hosting	–	11,864	–		11,864
Revenue from self-mining	483,683	329,723	483,683		329,723
Total revenue	1,200,830	511,308	1,200,830		511,308
Cost of sales mining equipment	670,000	180,891	670,000		180,891
Cost of sales self-mining	410,625	222,942	410,625		222,942
Cost of sales hosting	–	3,393	–		3,393
Gross profit	120,205	104,082	120,205		104,082

Operating expenses:
General and administrative expenses	82,322	68,398	82,322		68,398
Depreciation	130,625	222,530	130,625		222,530
Professional fees	103,400	75,860	103,400		75,860
Related party compensation	773,093	349,174	773,093		349,174
Change in the fair value of cryptocurrency	(85,216)	–	(85,216)		–
Total operating expenses	1,004,224	715,962	1,004,224		715,962
Loss from operations	(884,018)	(611,880)	(884,018)		(611,880)
Other income (expense)
Interest expense	(68,435)	(99,420)	(68,435)		(99,420)
Loss on the extinguishment of debt	(23,003)	(37,537)	(23,003)		(37,537)
Loss on investment	–	(43,214)	–		(43,214)
Change in derivative liability	–	(152,612)	–		(152,612)
Interest income	718	14,793	718		14,793
Other income (expense), net	(90,720)	(317,990)	(90,720)		(317,990)
Net loss	(974,738)	(929,870)	(974,738)		(929,870)
Deemed dividend on Series A Preferred Stock	(2,960,648)	–	–		–
Net loss attributable to common stockholders	$(3,935,386)	$(929,870)	$(974,738	)(a)	$(929,870)

Basic and diluted (loss) per common share	$(0.08)	$(0.02)	$(0.02	)(b)	$(0.02)

Weighted-average number of common shares outstanding:
Basic and diluted	47,422,058	49,748,705	47,422,058		49,748,705

(a) represents non-GAAP adjusted net loss attributable to common shareholders

(b) represent non-GAAP adjusted basic and diluted net loss per share

Liquidity and Capital Resources

As of November 30, 2024, we had $797,310 in cash on hand.

During the three months ended November 30, 2024, we had a net loss $974,738.

Cash flows used in operating activities were $95,934 for the three months ended November 30, 2024, compared to cash flows used in operating activities were $45,290 for the three months ended November 30, 2023. The increase in cash flows used in operating activities for the three months ended November 30, 2024 was primarily attributable a change in various balance sheet accounts in 2024 compared to 2023. Major factors that positively impacted our cash flow from operations in 2024 as compared to 2023 included an increase in non-cash stock-based compensation to $471,122 in the 2024 period, as compared to $279,497 in the 2023 period; an increase in accrued officer compensation of $372,735 in the 2024 period, as compared to $0 in the 2023 period. Major factors that negatively impacted our cash flow from operations in 2024 as compared to 2023 included a reduction in depreciation to $130,625 in the 2024 period from $222,530 in the 2023 period; reductions in accounts payable and accrued expenses of $100,482, as compared to an increase in accounts payable and accrued expenses of $127,610 in the 2023 period; and non-cash charges taken in 2023 for a change in a derivative liability of $152,612 and a loss on our investment in ROC Digital of $43,214 which did not occur in the 2024 period.

Cash flows used in investing activities were $18,000 for the three months ended November 30, 2024, compared to cash flows used in investing activities of $79,728 for the three months ended November 30, 2023. Cash flows used in investing activities consisted of purchases of equipment in the 2024 and 2023 periods.

Cash flows provided by financing activities were $411,973 for the three months ended November 30, 2024, compared to cash flows provided by financing activities of $325,000 for the three months ended November 30, 2023. The cash flows provided by financing activities in both periods in both the 2024 and 2023 periods included $250,000 and $325,000, respectively, of advances under a line of credit with Innovative Digital Investors Emerging Technology, L.P. (“IDI”), a limited partnership controlled by Jonathan Bates, our Chairman, and Raymond Mow, our chief financial officer. In the three months ended November 30, 2024, we also received $200,000 from an investment by IDI in our Series B Convertible Preferred Stock and a $25,000 payment made to accelerate the vesting date of 150,000 shares of Series A Convertible Preferred Stock that had been issued for officer services.

During the three months ended August 31, 2023 and 2024, a significant component of our current liquidity was derived from the LOC Agreement with IDI (as described below). As amended, the LOC Agreement allows us to borrow up to $2,300,000 thereunder until December 1, 2024. Each draw request is subject to the approval of IDI in its sole discretion. As amended, all principal and interest due under the LOC Agreement are due and payable on December 1, 2024, provided that we have the right to extend the maturity date for six monthly periods in consideration for an extension fee of $25,000 per extension. As of November 30, 2024, the principal amount borrowed under the LOC Agreement was $1,875,000. We exercised our right to extend the maturity date of the loan on December 1, 2024 and January 1, 2025.

We believe that cash on hand, expected receipts from the sale of equipment, and revenue from self-mining will provide us with sufficient liquidity to fund our operations for the next 12 months. We expect to receive approximately $31,000 per month from the sale of four immersion containers to the ROC Digital joint venture. As of January 10, 2025, we owned approximately 4,700 miners, which includes 3,000 miners acquired in November 2024 that were not delivered until after the quarter end. The deployment of those miners should significantly boost our revenues in fiscal 2025. Other sources of revenue that we may receive include equity distributions from the ROC Digital joint venture. We do not budget to include any proceeds from the exercise of its outstanding warrants because we are not able to predict when or if the market price of our common stock will exceed the exercise price of our warrants.

Nevertheless, while we do not believe we need additional capital to maintain operations, we will need additional capital to expand our digital asset hosting and mining business and take advantage of opportunities in the marketplace that currently exist due to the recent decline in digital asset prices. Therefore, we have engaged an investment banker and are pursuing additional capital-raising alternatives, including the potential issuance of common stock in a private placement, the issuance of convertible notes or preferred stock, and this offering. There is no assurance that we will be able to raise additional capital or that the terms of any capital raise are not dilutive to current shareholders or carry other terms that are unfavorable to us and our shareholders.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our Principal Executive Officer and Principal Financial Officer, with the assistance of management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2024. These controls are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the quarter ended November 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We may be involved in certain legal proceedings that arise from time to time in the ordinary course of our business. Legal expenses associated with any contingency are expensed as incurred. Our officers and directors are not aware of any threatened or pending litigation to which we are a party.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the three months ended November 30, 2024, we issued securities in the following private transactions:

•	500,0000 shares were issued to each of two officers, for a total of 1,000,000 shares, as part of their compensation for fiscal 2025 officer services. These shares were valued at $0.289 each. The price of $0.289 is based upon a price indicated by a recent valuation study performed on our common stock by a third-party valuation firm

•	255,000 common shares were issued to various service providers in lieu of cash. These shares were valued at $0.289 each. The price of $0.289 is based upon a price indicated by a recent valuation study performed on our common stock by a third-party valuation firm.

•	2,500 shares of Series B Convertible Preferred Stock were issued to Innovative Digital Investors Emerging Technology, L.P. in consideration for $200,000 cash and the cancellation of 11,500,000 shares of common stock owned by the recipient.

The issuances of common stock and Series B Convertible Preferred Stock described above were deemed to be exempt under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of such securities were our directors, employees or bona fide consultants. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended November 30, 2024, none of our directors or officers of adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BITMINE IMMERSION TECHNOLOGIES, INC.

Dated: January 10, 2025	By:	/s/ Jonathan Bates
Jonathan Bates, Chief Executive Officer (Principal Executive Officer)

Dated: January 10, 2025	By:	/s/ Raymond Mow
Raymond Mow Chief Financial Officer (Principal Financial and Accounting Officer)

