Form 10-K/A
period 2024-08-31
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2025-04-03
CIK 1829311

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

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

As of December 6, 2024, there were 39,667,607 shares of common stock of the registrant issued and outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Bitmine Immersion Technologies, Inc. unless otherwise indicated.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Bitmine Immersion Technologies, Inc. for the fiscal year ended August 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on December 9, 2024 (the “Original Filing”).

The Company has determined that the financial statements in its Original Filing under the guidelines of AS 3315 should have been presented in a non-condensed format. Additionally the Company has expanded disclosures on accounting policies in Note 1 to the financial statements related to classification of equipment sales under ASC 606 vs. ASC 610, and fair value of financial instruments. This Amendment No. 1 has been prepared to provide sufficient detail in its financial statements to enable the Company to remove the verbiage “condensed” from its financial statements and footnotes. Further, this Amendment No. 1 includes certain reclassifications and the inclusion of new line items in its Statement of Operations which had no impact on the revenues, net operating loss, or net loss previously reported, nor on the Company’s Balance Sheets, Statements of Changes in Stockholders’ Equity, Statements of Cash Flows, or Notes to the Company’s financial statements.

The sections of the Original Filing impacted where the word “condensed” was removed are as follows:

Part I Item IA. Risk Factors

Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II Item 8. Financial Statements and Supplementary Data

Part II Item 9A. Controls and Procedures

Part III Item 14. Principal Accountant Fees and Services

Part IV Item 15. Financial Statement Schedules and Footnotes

The Company’s Principal Executive and Principal Financial Officer have provided new certifications.

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified, or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

i

ii

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

iii

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

Item 1A. Risk Factors

Ownership of our securities involves a high degree of risk. Holders of our securities should carefully consider the following risk factors and the other information contained in this Form 10-K, including our historical financial statements and related notes included herein. The following discussion highlights some of the risks that may affect future operating results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or businesses in general, may also impair our businesses operations. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results could be adversely affected in a material way. This could cause the trading prices of our common stock to decline, perhaps significantly, and you may lose part or all of your investment. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Risk Factor Summary

Ownership of our securities involves a high degree of risk. Holders of our securities should carefully consider the following risk factors and the other information contained in this Form 10-K, including our historical financial statements and related notes included herein. The following discussion highlights some of the risks that may affect future operating results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or businesses in general, may also impair our businesses operations. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results could be adversely affected in a material way. This could cause the trading prices of our common stock to decline, perhaps significantly, and you may lose part or all of your investment. Please see “Cautionary Note Regarding Forward-Looking Statements.”

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

Operating Expenses

During the year ended August 31, 2024, the Company incurred $3,208,513 in operating expenses, compared to $2,635,553 in operating expenses during the year ended August 31, 2023. Major components of operating expenses for the 2024 period as compared to the 2023 period were:

	Year ended	Year ended	Percentage
	August 31, 2024	August 31, 2023	Change %

General and administrative expenses	$164,228	$45,008	264.9%
Marketing fees	–	214,550	N/A
Investor relations	178,190	–	N/A
Travel expenses	27,746	34,431	(19.4%	)
Depreciation	923,545	470,705	96.2%
Professional fees	615,256	456,322	34.8%
Officer’s compensation	841,106	951,106	(11.6%	)
Director’s compensation	52,800	13,200	300.0%
Employee shareholder’s compensation	399,447	345,440	15.6%
Impairment of fixed assets	120,000	122,950	(2.4%	)
Gain from sale of digital currencies	(113,803)	(21,682)	424.9%
Impairment of cryptocurrency	–	3,523	N/A
Total operating expenses	$3,208,513	$2,635,470	21.7%

The increase in operating expenses in the fiscal year ended August 31, 2024 as compared to the fiscal year ended August 31, 2023 is primarily attributable to increased general and administrative expenses, investor relations, depreciation, and professional fees in 2024 as compared to 2023, partially offset by a decrease in compensation categories over the 2023 period. Included in operating expenses in the year ended August 31, 2024 was $1,123,138 in non-cash expenses due to the issuance of common stock for professional services and to related parties as compensation, as compared to $1,318,044 in the year ended August 31, 2023. The Company expects that operating expenses will trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs associated with the expansion of its operations.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The most significant estimates relate to the calculation of stock-based compensation, collectability of notes receivable, useful lives and recoverability of long-lived assets, depreciation methods, income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. There have been no material changes to the Company’s accounting estimates since the Company’s financial statements for the fiscal year ended August 31, 2024.

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

Classification of revenues from the sale of mining equipment under ASC 606 vs. ASC 610

The Company records revenue from the resale of mining equipment it has purchased. The Company evaluated the sale of mining equipment under ASC 606, "Revenue from Contracts with Customers," and concluded that these transactions constitute revenue from ordinary activities as part of its ongoing operations. The sales are not incidental or peripheral activities but are integral to the Company's core business model of providing mining equipment and hosting services. Under ASC 606-10-15-3, the Company determined that these transactions do not meet the scope of ASC 610, which applies to sales of nonfinancial assets outside an entity's ordinary activities .

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

Fair value of financial instruments

The Company follows paragraph ASC 825-10-50-10 for disclosures about fair value of its financial instruments.

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

☐	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

☐	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

☐	Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

As of August 31, 2024, the carrying value of notes receivable was $655,277. Fair value was determined using a discounted cash flow model based on observable market interest rates for similar instruments (Level 2 inputs) . The note receivable is interest bearing at 5% per annum with monthly payments through May 31, 2026.

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

Related party transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. In accordance with ASC 850, the Company’s financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business, as well as transactions that are eliminated in the preparation of the financial statements.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

•	Report of Independent Registered Public Accounting Firm;

•	Balance Sheets as of August 31, 2023 and August 31, 2024;

•	Statements of Operations for the Years Ended August 31, 2023 and 2024;

•	Statements of Stockholders’ Equity for the Years Ended August 31, 2023 and 2024;

•	Statements of Cash Flows for the Years Ended August 31, 2023 and 2024.

(3)	Exhibits

The accompanying Index to Exhibits is incorporated herein by reference.

Item 16. 10-K Summary

None.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Form 8-K filed September 6, 2022).

3.2	Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock (incorporated by reference from Form 8-K filed September 6, 2022).

3.3	Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (incorporated by reference from Form 8-K filed November 7, 2024).

3.4	Certificate of Merger (incorporated by reference from Form 10 filed October 27, 2020).

3.5	Bylaws of Sandy Springs Holdings, Inc. (incorporated by reference from Form 10 filed October 27, 2020).

4.4	Form of Class C-1 Warrant (incorporated by reference from Form S-1, File No. 333-266348, filed July 27, 2022).

4.5	Form of Class C-2 Warrant (incorporated by reference from Form S-1, File No. 333-266348, filed July 27, 2022).

4.6	Form of Class C-3 Warrant (incorporated by reference from Form S-1, File No. 333-266348, filed July 27, 2022).

10.1	Employment Agreement between the Company and Ryan Ramnath dated July 19, 2021 (incorporated by reference from Form 8-K/A filed September 9, 2021).

10.2	Master Services Agreement between Telecommunications Services of Trinidad and Tobago Limited and the Company for Colocation Services dated October 21, 2021 (incorporated by reference from Form S-1/A filed November 14, 2022).

10.3	Statement of Work No. 1 Colocation Services by and between the Company and Telecommunications Services of Trinidad and Tobago Limited dated June 17, 2022 (incorporated by reference from Annual Report on Form 10-K filed December 14, 2023).

10.4	Form of Restricted Stock Agreement (incorporated by reference from Form S-1/A filed November 14, 2022).

10.5	Amended and Restated Line of Credit Agreement between the Company and Innovative Digital Investors Emerging Technology, L.P. dated May 13, 2023 (incorporated by reference from Annual Report on Form 10-K filed December 14, 2023).

10.6	Promissory Note executed by ROC Digital Mining I LLC dated October 13, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).

10.7	Security Agreement executed by ROC Digital Mining I LLC and the Company dated October 13, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).

10.8	Transfer, Bill of Sale and Assignment executed by ROC Digital Mining I LLC and the Company dated October 13, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).

10.9	Limited Liability Company Operating Agreement of ROC Digital Mining I LLC dated July 27, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).

10.10	Limited Liability Company Operating Agreement of ROC Digital Mining Manager LLC dated July 27, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).

10.11	Colocation Services Agreement between Bitmine Immersion Technologies, Inc. and Soluna SW, LLC dated October 9, 2023 (incorporated by reference from Annual Report on Form 10-K filed December 14, 2023).

10.12	Amendment of Line of Credit Agreement between the Company and Innovative Digital Investors Emerging Technology, L.P. dated November 4, 2024 (incorporated by reference from Form 8-K filed November 7, 2024).

10.13	Master Hashrate Purchase and Sale Agreement between the Company and Luxor Technology Corporation dated November 14, 2024. (incorporated by reference from Annual Report on Form 10-K filed December 9, 2024).

10.14	Unit Lien Agreement between the Company and Luxor Technology Corporation dated November 14, 2024. (incorporated by reference from Annual Report on Form 10-K filed December 9, 2024).

14	Code of Ethics (incorporated by reference to the Annual Report on Form 10-K filed December 9, 2021).

21	List of Subsidiaries (incorporated by reference from Annual Report on Form 10-K filed December 9, 2024).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Accounting Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BITMINE IMMERSION TECHNOLOGIES, INC.

Dated: April 3, 2025	By:	/s/ Jonathan Bates
Jonathan Bates, Chief Executive Officer
(Principal Executive Officer)

Dated: April 3, 2025	By:	/s/ Raymond Mow
Raymond Mow, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jonathan Bates	Chairman, Director and Chief Executive Officer	April 3, 2025
Jonathan Bates

/s/ Erik S. Nelson	Director and President	April 3, 2025
Erik S. Nelson

/s/ Raymond Mow	Director and Chief Financial Officer	April 3, 2025
Raymond Mow

/s/ Lori Love	Director	April 3, 2025
Lori Love

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Bitmine Immersion Technologies, Inc.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying balance sheet of Bitmine Immersion Technologies, Inc. (the “Company”) as of August 31, 2024, and 2023, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, including the revision of prior period financial statements as described in Note 9, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024, and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and applicable SEC and PCAOB regulations.

We conducted our audit in accordance with PCAOB standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. This included specific procedures to evaluate the effects of the revision restatement described in Note 9, which we determined had no material impact on prior or current period results. We believe that our audit provides a reasonable basis for our opinion.

RESTATEMENT CONSIDERATIONS

The Company revised prior-period financial statements to:

1.	Remove the “condensed” presentation designation to comply with SEC Regulation S-X Article 8
2.	Enhance disclosures regarding cryptocurrency mining revenue components
3.	Reclassify certain line items for improved period-to-period comparability

Our audit procedures confirmed:

•	No material misstatement in prior periods under SEC Staff Accounting Bulletin 99 criteria
•	$0 impact on reported revenues, net loss, total equity, or cash flows across all restated periods
•	Compliance with ASC 250-10-50-7 requirements for revision restatements
•	Revisions had no affect on total assets/liabilities (immaterial under SAB 99 quantitative thresholds)
•	Reclassifications represent a change in presentation vs. correction of errors

These changes constitute a revision restatement under ASC 250-10-50-7, which does not require reissuance of prior financial statements or Item 4.02(a) Form 8-K disclosure.

CRITICAL AUDIT MATTERS

Critical Audit Matter: Timing and Completeness of Cryptocurrency Mining Revenue Recognition

Description of the Matter

The Company generates significant revenue from Bitcoin mining activities, which involves the validation of transactions on the Bitcoin blockchain and the subsequent receipt of newly minted Bitcoins. The revenue recognition of these Bitcoin mining activities is complex due to:

•	The decentralized nature of the blockchain,
•	The requirement to assess transaction finality thresholds,
•	Mining pool fee reconciliations across multiple platforms, and
•	Automated systems processing over thousands of daily transactions.

These complexities required significant auditor judgment to evaluate the timing and completeness of revenue recognition.

How the Critical Audit Matter Was Addressed in the Audit:
Our audit procedures related to the timing and completeness of cryptocurrency mining revenue recognition included the following:

•	We evaluated the design of controls over the process for recording Bitcoin transactions.
•	We traced randomly selected mined blocks to publicly available blockchain explorers to verify transaction finality.
•	We obtained evidence of ownership by verifying the Company's control over the public addresses associated with its Bitcoin holdings.
•	We tested mining pool fee calculations for major pools to ensure accurate net revenue recognition.
•	We performed procedures to test the completeness and accuracy of the Bitcoin transaction data used in the Company's accounting records.
•	We assessed reconciliation processes for transaction completeness by comparing mining pool reports to recorded revenues in the Company’s accounting records.

Auditor’s Evaluation:
Our procedures confirmed that management’s application of ASC 606 revenue recognition criteria remained consistent across periods. Timing differences identified during our testing were immaterial, representing 0.35% of annual revenue. Disclosures in Note 2 explicitly state the six-confirmation threshold used for recognizing Bitcoin mining revenue, ensuring compliance with ASC 606. Additionally, we verified that the restatement adjustments described in Note 9 were properly classified as voluntary presentation changes under ASC 250-10-50-7, with no material impact on prior or current period results.

/s/Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

April 3, 2025

PCAOB ID Number 6797

Bitmine Immersion Technologies, Inc.

Balance Sheets

	August 31,	August 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$499,270	$270,547
Prepaid expenses	675,000	105,000
Cryptocurrency	14,966	129,469
Notes receivable related party - short term	374,444	374,444
Total current assets	1,563,679	879,460
Notes receivable - long term	–	731,472
Notes receivable - related party long term	280,834	655,277
Investment in joint venture	667,707	987,429
Fixed assets, net of accumulated depreciation	1,699,744	495,702
Fixed assets - not in service	3,071,565	4,453,466
Total assets	$7,283,529	$8,202,806

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$400,584	$74,904
Accrued interest - related party	315,609	97,460
Customer advances - related party	703,500	–
Loans payable - related party	1,625,000	1,300,000
Deferred revenue - short term	86,193	86,193
Total current liabilities	3,130,885	1,558,557
Deferred revenue long term	64,645	386,884
Total liabilities	3,195,530	1,945,441

Commitments and contingencies	–	–

Stockholders' Equity:
Series A Preferred Stock, $0.0001 par value, 500,000 shares authorized, 453,966 and 453,966 shares issued and outstanding as of August 31, 2024 and August 31, 2023, respectively	45	45
Common stock, $0.0001 par value, 500,000,000 shares authorized; 49,912,607 and 49,665,649 shares issued and outstanding as of August 31, 2024 and August 31, 2023, respectively	4,991	4,967
Additional paid-in capital	12,306,833	11,183,803
Accumulated deficit	(8,223,870)	(4,931,450)
Total stockholders' equity	4,087,999	6,257,365
Total liabilities and equity	$7,283,529	$8,202,806

The accompanying notes are an integral part of these financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Operations

	Year	Year
	Ended	Ended
	August 31,	August 31,
	2024	2023
	Restated	Restated
Revenue from the sale of mining equipment	$231,133	$244,036
Revenue from hosting	48,305	12,020
Revenue from self-mining	3,030,910	389,222
Total revenue	3,310,348	645,278
Cost of sales mining equipment	180,891	87,080
Cost of sales self-mining	2,330,752	326,630
Cost of sales hosting	37,678	9,098
Gross profit	761,027	222,469

Operating expenses:
General and administrative expenses	164,228	45,008
Depreciation	923,545	470,705
Marketing expense	–	214,550
Investor relations	178,190	–
Travel expense	27,746	34,431
Professional fees	615,256	456,323
Officer’s compensation	841,106	951,106
Director’s compensation	52,800	13,200
Employee shareholder’s compensation	399,447	345,440
Impairment of fixed assets	120,000	122,950
Realized gain from the sale of bitcoin	(113,803)	(21,682)
Impairment of cryptocurrency	–	3,523
Total operating expenses	3,208,513	2,635,553
Loss from operations	(2,447,485)	(2,413,083)
Other income (expense)
Interest expense	(268,578)	(97,460)
Loss on the extinguishment of debt	(355,123)	–
Loss on investment in joint venture	(311,313)	–
Gain on note settlement	35,379	–
Other income	–	16,939
Interest income	54,617	28,720
Other (expense), net	(845,018)	(51,801)
Net loss	$(3,292,503)	$(2,464,884)

Basic and diluted (loss) per common share	$(0.07)	$(0.05)

Weighted-average number of common shares outstanding:
Basic and diluted	49,878,610	49,055,973

The accompanying notes are an integral part of these financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Changes in Stockholders' Equity

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2022	453,966	$45	48,606,915	$4,861	$9,865,865	$(2,466,566)	$7,404,205

Common stock issued for services -related party	–	–	408,735	41	190,897	–	190,938

Common shares issued for services	–	–	650,000	65	285,935	–	286,000

Stock based compensation -related party	–	–	–	–	841,106	–	841,106

Net loss	–	–	–	–	–	(2,464,884)	(2,464,884)

Balance, August 31, 2023	453,966	$45	49,665,649	$4,967	$11,183,803	$(4,931,450)	$6,257,365

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2023	453,966	$45	49,665,649	$4,967	$11,183,803	$(4,931,450)	$6,257,365

Miscellaneous reclassification adjustment	–	–	–	–	(83)	83	–

Stock based compensation -related parties	–	–	246,958	24	1,123,114	–	1,123,138

Net loss	–	–	–	–	–	(3,292,503)	(3,292,503)

Balance, August 31, 2024	453,966	$45	49,912,607	$4,991	$12,306,833	$(8,223,870)	$4,087,999

The accompanying notes are an integral part of these financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Cash Flows

	Year	Year
	Ended	Ended
	August 31,	August 31,
	2024	2023
Cash flows from operating activities
Net loss	$(3,292,503)	$(2,464,884)
Stock based compensation	1,123,138	1,318,044
Gain on note settlement	(35,379)	–
Depreciation	923,545	470,705
Loss on the sale of equipment	31,641	–
Loss on investment in joint venture	311,313	–
Change in balance sheet accounts
Impairment of fixed assets	120,000	122,950
Cryptocurrencies	(225,021)	(108,035)
Notes receivable	374,443	(123,938)
Prepaid expenses	(570,000)	(100,000)
Accounts payable and accrued expenses	374,616	(9,858)
Customer advances	703,500	–
Deferred revenue	(86,193)	(12,158)
Accrued interest - related party	218,149	97,460
Net cash (used in) operating activities	(28,753)	(809,715)

Cash flows from investing activities
Return of capital on joint venture	8,408	–
Purchase of fixed assets	(75,934)	(612,288)
Net cash (used in) investing activities	(67,525)	(612,288)

Cash flows from financing activities:
Related party loans	325,000	1,300,000
Net cash provided by financing activities	325,000	1,300,000

Net increase (decrease) in cash and cash equivalents	228,723	(122,003)
Cash and cash equivalents at beginning of period	270,547	392,550
Cash and cash equivalents at end of period	$499,270	$270,547

Supplemental disclosure of non-cash investing and financing activity
Proceeds received from bitcoin loan	$577,934	$–
Repayment of bitcoin loan in bitcoin	$577,934	$–
Purchase of equipment with bitcoin	$339,525	$–
Repossession of equipment to satisfy notes receivable	$530,805	$–
Payment of an accrued liability to a related party with equipment	$48,938	$–
Sale of fixed assets for note receivable	$–	$613,514
Property contributed to joint venture	$–	$987,429

The accompanying notes are an integral part of these financial statements.

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

The Company’s financial statements in this Report for the periods ended August 31, 2024, and August 31, 2023, and all references thereto have been retroactively adjusted to reflect the split unless specifically stated otherwise.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The most significant estimates relate to the calculation of stock-based compensation, calculation of the Company’s derivative liability, collectability of notes receivable, useful lives and recoverability of long-lived assets, depreciation methods, income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. There have been no material changes to the Company’s accounting estimates since the Company’s financial statements for the fiscal year ended August 31, 2024.

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

As of August 31, 2024 the joint venture arrangement was classified as a long term asset on the Company’s balance sheet with a value of $667,707. The site became electrified in June 2023. The reduction in the value of the investment of $311,313 during the year ending August 31, 2024 represents the Company’s approximate 30.3% portion of the ROC Digital’s operating losses during the year. This loss was recorded as “loss on investment” on the Company’s Statements of Operations for the year ended August 31, 2024. During the year ended August 31, 2024, the Company received an in-kind distribution of .01992 bitcoin, valued at $8,408, as a return of capital from the joint venture.

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

See “Note 5 – Investment in Joint Venture,” for more information about ROC Digital.

Transactions with Rykor Energy Solutions, LLC

In May 2024, the Company brokered the sale of 20 transformers to Rykor Energy Solutions, LLC (“Rykor”). The total sales price of the transformers is approximately $1,407,000 and the Company’s total cost is expected to be $1,340,000. As of August 31, 2024 the Company had received $703,500 against this order which is classified as an advance payment-related party since the order had not shipped as of August 31, 2024. Additionally, the Company made a payment of $670,000 to the supplier of the transformers. This amount is classified as a prepaid expense on the Company’s balance sheet as of August 31, 2024. After August 31, 2024, the transaction was consummated. See “Note 10. Subsequent Events.” Rykor owns 2,672,000 shares of our common stock and warrants to purchase an additional 5,344,000 shares, and as a result is the beneficial owner of approximately 17.8% of our common stock. A principal of Rykor (who is also a principal of ROC Mining) also serves on our board of directors.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of August 31, 2024 and August 31, 2023, the Company had no contractual commitments.

NOTE 9 - RESTATEMENT DETAILS

The Company revised prior-period financial statements to enhance comparability and transparency, including the following changes:

1.	Removal of "condensed" designation
The Company removed the "condensed" presentation terminology to align with SEC Regulation S-X Article 8 requirements for full financial statement presentation.
2.	Expanded revenue disclosures
The Company disaggregated cryptocurrency mining revenue components to provide greater transparency into revenue streams. This resulted in the addition of new line items in the Statement of Operations.

Materiality Assessment

The Company determined that these revisions do not represent corrections of material errors but rather voluntary presentation enhancements under ASC 250-10-50-7. The following factors were considered in making this determination:

•	Quantitative immateriality: The changes did not affect total assets, liabilities, or equity and had no impact on reported revenues, net loss, or cash flows across all periods presented.
•	Qualitative immateriality: These revisions did not alter trends in liquidity, capital resources, or operating results and would not influence investor decisions under SEC Staff Accounting Bulletin (SAB) 99 criteria.

Impact on Financial Statements

The revisions:

•	Do not alter previously reported revenues, net loss, equity, or cash flows.
•	Were voluntarily adopted to enhance financial statement comparability and usability for investors.

Conclusion

These changes constitute a revision restatement under ASC 250-10-50-7. As such:

1.	Comparative periods have been adjusted to reflect consistent application of the revised presentation standards.
2.	Reissuance of prior financial statements is not required.
3.	No notification of non-reliance under Item 4.02(a) of Form 8-K is necessary.

The following presents a reconciliation of the Statement of Operations for prior years ended August 31, 2024 and 2023 as previously reported to the restated amounts.

Bitmine Immersion Technologies, Inc.

Statements of Operations

	As Reported		As Restated	As Reported		As Restated
	Year		Year	Year		Year
	ended		ended	ended		ended
	August 31,	Restatement	August 31,	August 31,	Restatement	August 31,
	2024	Adjustment	2024	2023	Adjustment	2023
Revenue from the sale of mining equipment	$231,133	$–	$231,133	$244,036	$–	$244,036
Revenue from hosting	48,305	–	48,305	12,020	–	12,020
Revenue from self-mining	3,030,910	–	3,030,910	389,222	–	389,222
Total revenue	3,310,348	–	3,310,348	645,278	–	645,278
Cost of sales mining equipment	180,891	–	180,891	87,080	–	87,080
Cost of sales self-mining	2,330,752	–	2,330,752	326,630	–	326,630
Cost of sales hosting	37,678	–	37,678	9,098	–	9,098
Gross profit	761,027	–	761,027	222,469	–	222,469

Operating expenses:
General and administrative expenses	370,163	(205,936)	164,228	293,989	(248,981)	45,008
Marketing fees	–	–	–		214,550	214,550
Investor relations	–	178,190	178,190		–	–
Travel expense	–	27,746	27,746		34,431	34,431
Depreciation	923,545	–	923,545	470,705	–	470,705
Professional fees	615,256	–	615,256	456,323	–	456,323
Related party compensation	1,293,353	(1,293,353)		1,309,746	(1,309,746)
Officers compensation	–	841,106	841,106	–	951,106	951,106
Directors compensation	–	52,800	52,800	–	13,200	13,200
Employee shareholder compensation	–	399,447	399,447	–	345,440	345,440
Impairment of fixed assets	120,000	–	120,000	122,950	–	122,950
Realized gain from the sale of bitcoin	(113,803)	–	(113,803)	(21,682)	–	(21,682)
Impairment of cryptocurrency	–	–	–	3,523	–	3,523
Total operating expenses	3,208,514	(0)	3,208,513	2,635,553	(0)	2,635,553
Loss from operations	(2,447,487)	–	(2,447,485)	(2,413,083)	–	(2,413,083)
Other income (expense)
Interest expense	(268,578)	–	(268,578)	(97,460)	–	(97,460)
Loss on the extinguishment of debt	(355,123)	–	(355,123)	–	–	–
Loss on investment	(311,313)	–	(311,313)	–	–	–
Gain on note settlement	35,379	–	35,379	–	–	–
Other income	–	–	–	16,939	–	16,939
Interest income	54,617	–	54,617	28,720	–	28,720
Other income (expense), net	(845,018)	–	(845,018)	(51,801)	–	(51,801)
Net loss	$(3,292,504)	$–	$(3,292,503)	$(2,464,884)	–	$(2,464,884)
					–
Basic and diluted (loss) per common share	$(0.07)	–	$(0.07)	$(0.05)	$–	$(0.05)

Weighted-average number of common shares outstanding:
Basic and diluted	49,878,610	–	49,878,610	49,055,973		49,055,973

NOTE 10 – SUBSEQUENT EVENTS

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

