Form 10-Q
period 2025-02-28
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2025-04-14
CIK 1829311

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-56220

BITMINE IMMERSION TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-3986354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10845 Griffith Peak Dr. #2 Las Vegas, NV	89135
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of April 11, 2025 was 39,667,607 shares.

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

3

Item 1. Financial Statements.

Bitmine Immersion Technologies, Inc.

Balance Sheets

(Unaudited)

	February 28,	August 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$482,951	$499,270
Prepaid expenses	168,050	675,000
Cryptocurrency	247,923	14,966
Notes receivable related party - short term	249,629	374,444
Total current assets	1,148,553	1,563,679
Notes receivable related party - long term	218,426	280,834
Investment in joint venture	667,707	667,707
Fixed assets, net	2,237,390	1,699,744
Fixed assets - not in service	3,228,600	3,071,565
Total assets	$7,500,676	$7,283,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$760,584	$400,584
Accrued interest -related party	444,540	315,609
Accrued officer compensation	745,470	–
Customer advances	–	703,500
Loans payable	685,461	–
Loans payable-related party	1,875,000	1,625,000
Deferred revenue-short term	86,193	86,193
Total current liabilities	4,597,248	3,130,885
Deferred revenue long term	50,279	64,645
Total liabilities	4,647,527	3,195,530

Commitments and contingencies	–	–

Stockholders' Equity:
Series A Preferred Stock, $0.0001 par value, 500,000 shares authorized, 453,966 and 453,966 shares issued and outstanding as of February 28, 2025 and August 31, 2024, respectively	45	45
Series B Preferred Stock, $0.0001 par value, 3,000 shares authorized, 2,500 and -0- shares issued and outstanding as of February 28, 2024 and August 31, 2024, respectively	–	–
Common stock, $0.0001 par value, 500,000,000 shares authorized; 39,667,607 and 49,665,649 shares issued and outstanding as of November, 2024 and August 31, 2024 respectively	3,967	4,991
Additional paid-in capital	16,165,284	12,306,833
Accumulated deficit	(13,316,148)	(8,223,870)
Total stockholders' equity	2,853,149	4,087,999
Total liabilities and equity	$7,500,676	$7,283,529

The accompanying notes are an integral part of these unaudited financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Operations

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	February 28,	February 29,	February 28,	February
	2025	2024	2025	2024
Revenue from the sale of mining equipment	$–	$20,471	$717,147	$190,192
Revenue from hosting	–	10,116	–	21,980
Revenue from self-mining	1,517,422	861,026	2,001,105	1,190,749
Total revenue	1,517,422	891,613	2,718,252	1,402,921
Cost of sales mining equipment	–		670,000	180,891
Cost of sales self-mining	1,212,706	556,849	1,623,331	779,791
Cost of sales hosting	–	11,142	–	14,534
Gross profit	304,716	323,622	424,922	427,704

Operating expenses:
General and administrative expenses	102,273	69,827	150,730	77,057
Depreciation	227,694	235,370	358,319	457,901
Professional fees	215,569	227,530	318,969	303,390
Investor relations	11,000	128,309	26,400	141,560
Insurance	36,930	30,912	55,395	78,828
Officers compensation	365,881	210,276	878,778	420,553
Directors compensation	56,355	13,200	125,910	26,400
Employee share holder compensation	176,467	133,530	367,108	257,196
Change in the fair value of cryptocurrency	26,170	(76,591)	(59,046)	(76,591)
Total operating expenses	1,218,339	972,362	2,222,563	1,686,295
Loss from operations	(913,623)	(648,740)	(1,797,641)	(1,258,591)
Other income (expense)
Interest expense	(60,496)	(54,279)	(128,931)	(153,699)
Bad debt expense	(124,815)	–	(124,815)	–
Loss on the extinguishment of debt	(57,958)	(183,670)	(80,961)	(221,208)
Loss on investment	–	(68,559)	–	(111,773)
Change in derivative liability	–	37,777	–	(114,835)
Interest income	–	14,791	718	29,584
Other income (expense), net	(243,269)	(253,941)	(333,988)	(571,931)
Net loss	(1,156,891)	(902,682)	(2,131,629)	(1,830,522)
Deemed dividend on Series A Preferred Stock	–	–	(2,960,648)	–
Net loss attributable to common stockholders	$(1,156,891)	$(902,682)	$(5,092,277)	$(1,830,522)

Basic and diluted (loss) per common share	$(0.03)	$(0.02)	$(0.12)	$(0.04)

Weighted-average number of common shares outstanding:
Basic and diluted	39,667,607	49,748,705	43,566,253	49,785,202

The accompanying notes are an integral part of these unaudited financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Changes in Stockholders' Equity

(Unaudited)

							Additional		Total
	Series A Preferred		Series B Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2023	453,966	$45	–	$–	49,665,649	$4,967	$11,183,720	$(4,931,367)	$6,257,365

Common stock issued for services -related party	–	–	–	–	83,056	8	277,458	–	277,466

Net loss	–	–	–	–	–	–	–	(927,840)	(927,840)

Balance, November 30, 2023	453,966	$45	–	$–	49,748,705	$4,975	$11,461,178	$(5,861,237)	$5,606,991

Stock based compensation -related parties	–	–	–	–	72,993	7	277,458	–	277,465

Net loss	–	–	–	–	–	–	–	(902,682)	(902,682)

Balance, February 29, 2024	–	$–	–	$–	49,821,698	$4,982	$11,738,635	$(6,761,889)	$4,981,774

							Additional		Total
	Series A Preferred		Series B Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31,2024	453,966	$45	–	$–	49,912,607	$4,991	$12,306,833	$(8,223,870)	$4,087,999

Series A Preferred - for change of vesting terms	–	–	–	–	–	–	25,000	–	25,000

Series A - deemed dividend due to convert price reset	–	–	–	–	–	–	2,960,648	(2,960,648)	–

Conversion of common stock to Preferred B stock and purchase of Preferred B Stock	–	–	2,500	–	(11,500,000)	(1,150)	201,150	–	200,000

Stock based compensation for services	–	–	–	–	255,000	26	398,847	–	398,872

Stock based compensation -related parties	–	–	–	–	1,000,000	100	72,150	–	72,250

Net loss	–	–	–	–	–	–	–	(974,738)	(974,738)

Balance, November 30, 2024	453,966	$45	2,500	$–	39,667,607	$3,967	$15,964,627	$(12,159,256)	$3,809,383

Stock based compensation - services	–	–	–	–	–	–	65,146	–	65,146

Stock based compensation - services related parties	–	–	–	–	–	–	135,511	–	135,511

Net loss	–	–	–	–	–	–	–	(1,156,891)	(1,156,891)

Balance, February 28, 2025	453,966	$45	2,500	$–	39,667,607	$3,967	$16,165,284	$(13,316,148)	$2,853,149

The accompanying notes are an integral part of these unaudited financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Six months	Six months
	ended	ended
	February	February
	2025	2024
Cash flows from operating activities
Net loss	$(2,131,629)	$(1,830,522)
Stock based compensation	671,779	554,931
Bad debt expense	124,815	–
Depreciation	358,319	457,901
Loss on the sale of equipment	–	31,641
Loss on investment	–	111,773
Change in derivative liability	–	114,835
Amortization of note discount	(7,723)	–
Change in balance sheet accounts
Cryptocurrencies	(411,598)	(128,010)
Notes receivable	62,407	187,221
Prepaid expenses	506,950	(93,084)
Accounts payable and accrued expenses	360,000	328,835
Accrued officer compensation	745,470	–
Customer advances	(703,500)	–
Deferred revenue	(14,365)	(43,096)
Accrued interest - related party	128,931	103,270
Net cash (used in) operating activities	(310,144)	(204,304)

Cash flows from investing activities
Return of capital on joint venture	–	8,408
Purchase of fixed assets	(18,000)	(57,355)
Net cash (used in) investing activities	(18,000)	(48,946)

Cash flows from financing activities:
Proceeds from Series A preferred stock	25,000	–
Proceeds from Series B preferred stock	200,000	–
Loan repayment	(163,175)	–
Related party loans	250,000	325,000
Net cash provided by financing activities	311,825	325,000

Net increase (decrease) in cash and cash equivalents	(16,319)	71,749
Cash and cash equivalents at beginning of period	499,270	270,547
Cash and cash equivalents at end of period	$482,951	$342,296

Supplemental disclosure of non-cash investing and financing activity
Proceeds received from bitcoin loan	$–	$577,934
Repayment of bitcoin loan in bitcoin-net	$100,681	$484,156
Purchase of equipment for loan payable	$1,035,000	$–
Deemed dividend on Preferred A stock	$2,960,648	$–
Purchase of equipment with bitcoin	$–	$339,525

The accompanying notes are an integral part of these unaudited financial statements.

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

The Company’s year-end is August 31st.

Basis of Presentation

The foregoing unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended August 31, 2024. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the six months ended February 28, 2025, are not necessarily indicative of the results that may be expected for the year ending August 31, 2025.

Reclassification

Certain amounts on the Company’s Statements of Operations for the period ended February 29, 2024 have been reclassified to conform to the current year presentation. These reclassified amounts had no impact on the Company’s revenue, cost of sales, operating expenses and net loss.

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We use the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of our financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The most significant estimates relate to the calculation of stock-based compensation, the fair market value of our common stock, the fair market value of our deemed dividend, the fair market value of investment, the calculation of our derivative liability, useful lives and impairment of fixed assets, income taxes and contingencies. We base our estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. There have been no material changes to our accounting estimates since the issuance of our financial statements since the year ended August 31, 2024.

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

During the six months ending February 28, 2025, we utilized one mining pool for our self-mining operations, which charges 0.3% of the bitcoin payable to us as a pool management fee. During the six months ending February 28, 2025 and February 29, 2024, we generated $2,001,105 and $1,190,749, respectively, in revenues from mining cryptocurrency.

Revenues from Hosting

We provide energized space to customers who locate their equipment within our co-hosting facility. The equipment generating the hosting revenue is owned by the customer. We give hosting customers the option of having all mining proceeds paid into a cold wallet address in our name, which case we pay the hosting client its share of mining awards on a daily basis, or having all mining awards sent to an account of the customer, in which case we bill the customer monthly for any hosting fee that is contingent on the amount of the client’s award. All performance obligations are achieved simultaneously by providing the hosting environment for the customers’ operations. Hosting revenues consist of amounts billed in U.S. dollars for electricity and other fees, and a percentage of cryptocurrency generated by the client’s hosting activities. With regard to hosting revenues that are billed in U.S. dollars, revenues are recorded at the time of invoicing. With regard to hosting revenues that are based on a percentage of cryptocurrency generated by the customer, revenues are recorded based on our share of cryptocurrency received from the mining pool on the date of receipt or invoicing. For hosting services bundled with equipment sales, performance obligations are satisfied over time as services are rendered. Revenue from hosting is recognized monthly based on usage.

During the six months ending February 28, 2025 and February 29, 2024, we generated $-0- and $21,980, respectively, in revenues from hosting services.

Classification of revenues from the sale of mining equipment under ASC 606 versus ASC 610

We record revenue from the resale of mining equipment it has purchased. We evaluated the sale of mining equipment under ASC 606, "Revenue from Contracts with Customers," and concluded that these transactions constitute revenue from ordinary activities as part of our ongoing operations. The sales are not incidental or peripheral activities but are integral to our core business model of providing mining equipment and hosting services. Under ASC 606-10-15-3, we determined that these transactions do not meet the scope of ASC 610, which applies to sales of nonfinancial assets outside an entity's ordinary activities. Accordingly, revenue for the sale of mining equipment is recognized under the guidelines of ASC 606.

The Company satisfies its performance obligations for mining equipment sales at a point in time when control transfers to the customer, typically upon delivery or installation of the equipment. Payment terms vary but generally include upfront deposits and remaining balances due within 30 days of delivery. The Company does not provide significant financing components and offers limited warranties, which are accounted for as assurance-type warranties under ASC 460. The Company does not have obligations for returns or refunds, as all sales are final.

During the six months ending February 28, 2025 and February 29, 2024, we generated $717,147 and $190,192, respectively, in revenues from the sale of mining equipment.

Deferred Revenue

Deferred revenue represents payments received in advance for performance obligations not yet satisfied, primarily related to hosting services and post-sale support agreements. During the six months ended February 28, 2025, $14,365 of revenue recognized during the period was included in the deferred revenue balance at the beginning of the period.

The Company records deferred revenue for certain equipment sales where control has transferred but additional post-sale support obligations exist. These obligations are accounted for as separate performance obligations under ASC 606.

Cash and cash equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On February 28, 2025 and August 31, 2024, our cash equivalents totaled $482,951 and $499,270, respectively.

Cryptocurrency

The only cryptocurrency which we hold is bitcoin. Bitcoin are included in current assets in our balance sheets due to our ability to sell bitcoin in a highly liquid marketplace, and such bitcoin holdings are expected to be realized in cash or sold or consumed during our normal operating cycle.

As a result of adopting ASC 350-60, Intangibles — Goodwill and Other, ("ASC 350-60") on September 1, 2024, bitcoin is measured at fair value as of each reporting period (see “Recently Issued Accounting Pronouncements below”). The fair value of bitcoin is measured using the period-end closing bitcoin price from its principal market, Coinbase, in accordance with ASC 820, Fair Value Measurement ("ASC 820"). Since bitcoin is traded on a 24-hour period, the Company utilizes the price as of 23:59:59 UTC, which aligns with the Company's revenue recognition cut-off. The changes in bitcoin valuation due to remeasurement in fair value within each reporting period are reflected on the Consolidated Statements of Operations and Comprehensive Loss as "Gain on fair value of bitcoin, net". In accordance with ASC 350-60, the Company discloses realized gains and losses from the sale of bitcoin and such gains and losses are measured as the difference between the cash proceeds and the cost basis of bitcoin as determined on a First In-First Out basis.

During the six months ending February 28, 2025 and 2024, we realized gains from the change in the fair value of cryptocurrency of $59,046 and $76,591, respectively.

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

Prepaid expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid expenses are recorded at fair market value. As of August 31, 2024, and February 28, 2025, the balances of prepaid expenses were $675,000 and $168,050, respectively.

Customer advances

We defer revenues when cash payments are received in advance of our performance obligation required under the guidelines of ASC 606. Customer advances of $703,500 as of August 31, 2024 relate solely to an advance cash payment received from our customer for the delivery by us of certain transformers subject to the terms of a purchase order. As of August 31, 2024, and February 28, 2025, the balances of customer advances were $703,500 and $-0-, respectively.

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

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

☐	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

☐	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

☐	Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

As of August 31, 2024 and February 28, 2025, the carrying value of our note receivable was $655,277 and $468,056, respectively. Fair value was determined using a discounted cash flow model based on observable market interest rates for similar instruments (Level 2 inputs). The note receivable is interest bearing at 5% per annum with monthly payments through May 31, 2026.

Stock-based Compensation

We account for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We recognize forfeitures as they occur rather than estimating expected forfeitures upfront. This policy aligns with management's assessment that actual forfeitures are immaterial and do not significantly impact stock-based compensation expense.

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

No depreciation is recorded on an asset until it is placed in service. Due to the nature of the equipment, it can only be placed in service when the hosting site is properly configured to turn on the machines. As of August 31, 2024, and February 28, 2025, we had $3,071,565 and $3,228,600, respectively, of fixed assets not in service. During the six months ended February 28, 2025, we performed an analysis of the carrying cost of our mining equipment compared to the current market price for the same equipment. As a result, we did not impair any of our mining equipment in the six months ending February 28, 2025.

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

In March 2022, the SEC staff released Staff Accounting Bulletin No. 121 (“SAB 121”), which requires entities that hold crypto assets on behalf of platform users to recognize a liability to reflect the entity’s obligation to safeguard the crypto assets held for its platform users, whether directly or through an agent or another third party acting on its behalf, along with a corresponding safeguarding asset. Both the liability and corresponding safeguarding asset shall be measured at fair value. SAB 121 also requires disclosure of the nature and amount of crypto assets being safeguarded, how the fair value is determined, an entity’s accounting policy for safeguarding liabilities and corresponding safeguarding assets, and may require disclosure of other information about risks and uncertainties arising from the entity’s safeguarding activities. We are not in the business of holding our customer’s crypto assets for safekeeping. For crypto assets that are not maintained on our platform and for which we do not maintain a private key or the ability to recover a customer’s private key, these balances are not recorded, as there is no related safeguarding obligation in accordance with SAB 121. This guidance is effective from the first interim period after June 15, 2022 and should be applied retrospectively. We adopted SAB 121 during the three months ended August 31, 2024, and it did not have any impact on our financial statements.

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

Non-GAAP Financial Measures

We have included in some of our press releases, measures of financial performance that are not defined by GAAP. We believe that these measures provide useful information to investors. For each of these non-GAAP financial measures, we provide a reconciliation of the difference between the non-GAAP measure and the comparable GAAP measure, and an explanation of why we believe the non-GAAP measure provides useful information to investors.

NOTE 2 – CRYPTOCURRENCIES

The following table presents additional dollar and unit information (each bitcoin represents one unit) about our bitcoin activity for the six months ended February 28, 2025:

		Bitcoin
Beginning balance – August 31, 2024	$14,966	0.30
Revenue received from mining	2,001,105	22.45
Advance payment in cryptocurrency	385,723	3.90
Payments of loan with cryptocurrency	(552,366)	(5.69)
Cash proceeds from the sale of cryptocurrency, net of fees	(1,566,072)	(16.91)
Cryptocurrency used to pay expenses	(94,479)	(1.11)
Change in the fair market value of bitcoin	59,046	–
Ending balance – February 28, 2025	$247,923	2.94

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents our revenue disaggregated into categories based on the nature of such revenues:

	Six Months Ended
	February 28, 2025	February 29, 2024
Revenues from the sale of mining equipment - net	$717,147	$190,192
Revenue from hosting, net	–	21,980
Revenue from self-mining	2,001,105	1,190,749
Total revenue	$2,718,252	$1,402,921

NOTE 4 – PROPERTY AND EQUIPMENT

The following table sets forth the components of our property and equipment at February 28, 2025 and August 31, 2024:

	February 28, 2025			August 31, 2024
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$3,990,041	$(1,752,651)	$2,237,390	$3,094,076	$(1,394,332)	$1,699,744
Equipment not in service	3,228,600	–	3,228,600	3,071,565	–	3,071,565
Total fixed assets	$7,218,641	$(1,752,651)	$5,465,990	$6,165,641	$(1,394,332)	$4,771,309

Equipment not in service as of February 28, 2025 was comprised of the following:

Transformers	$1,838,760
Immersion containers	1,250,805
ASIC miners	139,035
Total	$3,228,600

For the six months ended February 28, 2025 and February 29, 2024, we recorded $358,319 and $457,901, respectively, in depreciation expense.

NOTE 5 – INVESTMENTS AND NOTES RECEIVABLE

Policy on Doubtful Accounts

We evaluate notes receivable for impairment under the guidelines of ASC 310-10-35-41. We establish an allowance for doubtful accounts when we determine that collectability of the note is in question.

Investment in Joint Venture

In October 2022, we entered into a joint venture arrangement with ROC Digital Mining Manager LLC (“ROC Manager”) to jointly develop and operate a bitcoin mining operation in Pecos, Texas. Under the joint venture, we contributed one immersion container, six transformers and cash with a value of $987,429 as a capital contribution to ROC Digital Mining I LLC (“ROC Digital”). An affiliate of ROC Manager also contributed an immersion container. We simultaneously sold ROC Digital four immersion containers for $1,200,000, which is payable pursuant to a promissory note that bears interest at 5% per annum, and provides for monthly amortizing payments through May 31, 2026. The note is secured by the equipment that was sold. As of August 31, 2024 and February 28, 2025, the principal and interest amount due on the note receivable from ROC Digital was $655,277 and $592,871, respectively. As of February 28, 2025, we estimate the fair value of the note receivable is $468,056, which we estimate to be the net realizable amount if we have to repossess the collateral after all related costs, including legal, moving, storage, and other resale expenses. We own approximately 30% of ROC Digital, and 33 1/3% of ROC Manager.

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

As of February 28, 2025 the joint venture arrangement was classified as a long term asset on our balance sheet with a value of $667,707. The site became electrified in June 2023. During the six months ended February 28, 2025 we conducted a valuation study on the value of our investment. That study determined that the fair value market value of our joint venture investment exceeded our carrying value. However, we did not increase the value of our investment on our balance sheet.

Notes Receivable

Notes receivable consist of notes received as partial consideration for the sale of mining equipment. As of February 28, 2025 and August 31, 2024, notes receivable consist of the following:

	As of February 28, 2025	As of August 31, 2024
Note receivable in original principal amount of $1,200,000, bearing interest at 5.0% per annum, payable in 41 equal monthly payments of $31,204 commencing December 30, 2022.	$468,056	$655,277

Total	468,056	655,277

Less: Non-current portion	(218,426)	(280,834)

Notes receivable – short-term	$249,629	$374,444

The note receivable in the original principal amount of $1,200,000 is collateralized by the mining equipment that was the subject of the sale. As of August 31, 2024, the fair value of collateral held was estimated to be in excess of $500,000. In case of default, we have the right to repossess the collateralized equipment. As of February 28, 2025, the note is in default as a result of the borrower’s failure to make a number of monthly payments thereon. As of February 28, 2025, the fair value of this note was $468,056, which we estimate to be the net realizable amount if we have to repossess the collateral after all related costs, including legal, moving, storage, and other resale expenses. Fair value was determined using a discounted cash flow model based on observable market interest rates for similar instruments (Level 2 inputs) in accordance with ASC 825-10-50-10.

During the six months ended February 28, 2025, we recorded $718 in interest income on the note.

NOTE 6 – RELATED PARTY TRANSACTIONS

Line of Credit from IDI

On October 19, 2022, we entered into a Line of Credit Agreement (the “LOC Agreement”) with Innovative Digital Investors Emerging Technology, L.P. (“IDI), a limited partnership controlled by Jonathan Bates, our Chief Executive Officer and Chairman, and Raymond Mow, our Chief Financial Officer and a director. The LOC Agreement provided for loans of up to $1,000,000 at our request to finance the purchase of equipment necessary for the operation of our business, and related working capital. Loans under the LOC Agreement accrue interest at 12% per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. We had the right to submit draw requests under the LOC Agreement until April 15, 2023. Each draw request is subject to the approval of IDI in its sole discretion. Amounts due under the LOC Agreement are secured by an unperfected lien against all of our assets. Note The amount drawn, plus all accrued interest therein, was repayable in full on December 1, 2023.

Effective May 13, 2023, we and IDI amended the LOC Agreement to increase the amount that we may borrow thereunder to $1,750,000, extended the date by which we could borrow funds thereunder to December 1, 2023, and extended the maturity date to December 1, 2024. Simultaneous with the extension, we borrowed an additional $500,000. Effective November 4, 2024, we and IDI amended the LOC Agreement to increase the amount that we may borrow thereunder to $2,300,000. In addition, IDI agreed that we have the right to extend the maturity date for six monthly periods in consideration for an extension fee of $25,000 for each extension, which will be added to the balance due thereunder. In addition, IDI was granted the right to convert 11,500,000 shares of common stock it owns into 2,300 shares of Series B Convertible Preferred Stock. In consideration for the above amendments, IDI agreed to approve a new draw under the line of credit of $250,000 and to purchase an additional 200 shares of Series B Convertible Preferred Stock for $200,000, for net new financing to us of $450,000. As of February 28, 2025, the amount of principal and interest due to related party was $1,875,000 and $444,540, respectively, as compared to $1,625,000 and $315,609 at August 31, 2024.

Transactions with ROC Digital Mining I, LLC

In October 2022, we entered into a joint venture arrangement with ROC Manager to jointly develop and operate a bitcoin mining operation in Pecos, Texas. Under the joint venture, we contributed one immersion container, six transformers and cash with a value of $987,429 as a capital contribution to ROC Digital. We simultaneously sold ROC Digital four immersion containers for $1,200,000, which is payable pursuant to a promissory note that bears interest at 5% per annum, and is payable pursuant to monthly payments of $31,203.64 per month through May 31, 2026. The note is secured by the equipment that was sold. As of August 31, 2024 and February 28, 2025, the principal and interest amount due on the note receivable from ROC Digital was $655,277 and $592,871, respectively. We own approximately 30% of ROC Digital, and 33 1/3% of ROC Manager. John Kelly, one of our directors, owns approximately 49% of ROC Digital, 33 1/3% of ROC Manager and is a manager of ROC Manager.

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

See “Note 5 – Investment in Joint Venture,” for more information about ROC Digital and ROC Manager.

Transactions with Rykor Energy Solutions, LLC

In May 2024, we brokered the sale of 20 transformers to Rykor Energy Solutions, LLC (“Rykor”). The total sales price of the transformers was approximately $1,407,000 and our total cost was expected to be $1,340,000. As of August 31, 2024, we had received $703,500 against this order which is classified as an advance payment-related party since the order had not shipped as of August 31, 2024. Additionally, we made a payment of $670,000 to the supplier of the transformers. This amount was classified as a prepaid expense on our balance sheet as of August 31, 2024. During the six months ended February 28, 2025, by mutual agreement the order was reduced to ten transformers instead of 20 transformers. These units were delivered and we recorded revenue of $703,500 with a cost of sales of $670,000 resulting in a profit of $33,500 during the six months ended February 28, 2025. Rykor owns 2,672,000 shares of our common stock and warrants to purchase an additional 5,344,000 shares, and as a result is the beneficial owner of approximately 17.8% of our common stock. John Kelly, one of our directors, is a principal of Rykor.

NOTE 7 – HASH RATE SALE AGREEMENT AND LOAN

On November 14, 2024, we entered into an agreement to purchase 3,000 used S-19j Pro bitcoin miners for a total price of $1,035,000 from Luxor Technology Corporation (“Luxor”). We later entered into a Co-Location Services Agreement with DVSL ComputeCo, LLC to host 2,900 of the miners, and we plan to deploy the remaining 100 miners out of Trinidad data center. We financed $765,862 of the purchase price from the proceeds of a Master Hashrate Purchase and Sale Agreement (the “Hashrate Sale Agreement”). The balance of the purchase price was paid from cash on hand. Under the Hashrate Sale Agreement, we sold 90 PH per day of hashing capacity for 365 days at a price of 0.0005 per hashrate.

Under the terms of the Hashrate Sale Agreement, we recorded the following transactions in our financial statements during the six months ended February 28, 2025:

➢	We recorded fixed assets not in service amounting to $1,035,000 for the 3,000 miners we purchased with an offsetting entry to record a loan due to Luxor of $1,035,000 payable per the terms described above.
➢	On the date we entered into the Hashrate Sale Agreement the bitcoin equivalent of 90 PH for 365 days at a price of $0.0005 per hashrate was the equivalent of 16.425 bitcoin. The market equivalent on the same date we entered into the Hashrate Sale Agreement was 18.42474 bitcoin. The price of bitcoin on the date we entered into the contract was $88,100.
➢	During the 106 days ended February 28, 2025 we also recorded a loss on the extinguishment of debt of $80,961 because the contractual value of the hashrate we delivered under the Hashrate Sale Agreement, which retired $163,175 in debt due to Luxor, had a market value of $244,136.
➢	Also, during this period Luxor advanced us bitcoin worth $385,723 that we had not earned or delivered any PH equivalent for that amount. We recorded this advanced amount as a Loan due to Luxor.

On February 28, 2025, as a result of the above, we had a loan payable of $685,461 due to Luxor on our balance sheet. The loss (or gain) on the extinguishment of debt will be dependent on the price of bitcoin and changes in the difficulty index.

NOTE 8 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

We are authorized to issue 500,000,000 shares of Common Stock with a par value of $0.0001 per share, and 20,000,000 shares of preferred stock with a par value of $0.0001 per share. As of February 28, 2025, and August 31, 2024, there were 39,667,607 and 49,665,649 shares of common stock outstanding, respectively.

Series A Convertible Preferred Stock

As of February 28, 2025 and August 31, 2024, our board of directors had authorized the issuance of one series of preferred stock, the Series A Convertible Preferred Stock (the “Series A Preferred”), for 500,000 shares, of which 453,966 shares had been issued. The Series A Preferred has the following rights:

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

During the six months ended February 28, 2025, we issued 2,500 shares of Series B Preferred. The liquidation value of each shares of $1,000 is convertible into common stock at $0.20 per share. The issuance of the Series B Preferred with a conversion price of $0.20 per share resulted in the conversion price of the Series A Preferred being automatically lowered to $0.20 per share from $0.575 per share. The reduction of the conversion price of the Series A Preferred resulted in the holders thereof being entitled to an additional 14,803,239 shares of common stock if all of the Series A Preferred were converted into common stock. As a result, we recorded a deemed dividend charge of $2,960,648 for the value of the extra shares issuable under the Series A Preferred, which were valued at $0.20 per share.

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

Issuance of Shares

During the six months ended February 28, 2025, we issued the following shares.

•	500,0000 shares were issued to each of two officers, for a total of 1,000,000 shares, as part of their compensation for fiscal 2025 officer services. These shares were valued at $0.289 each and are being amortized to expense quarterly on a pro rata basis. The price of $0.289 is based upon a price indicated by a recent valuation study performed on our common stock by a third party valuation firm.

•	255,000 common shares were issued to various service providers in lieu of cash. These shares were valued at $0.289 each and are being amortized to expense quarterly on a pro rata basis. The price of $0.289 is based upon a price indicated by a recent valuation study performed on our common stock by a third party valuation firm.

We estimate the fair value of stock-based compensation based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). We attribute compensation to expense using the straight-line method. Since our common stock is thinly traded, we previously utilized the value, or an estimate thereof, paid by third parties for common stock in arms-length transactions. However, since no stock transactions have occurred since 2022, we engaged an accredited third party valuation firm to estimate the fair market value of our common stock. As a result of their findings, the fair market value of our common stock was reduced from $0.44 to $0.289 for all stock issuances subsequent to August 31, 2024.

Vesting of Shares

Of our outstanding shares at February 28, 2025, 2,707,208 were issued as compensation to a former officer, and do not vest unless the officer is still acting as a consultant to us as of December 31, 2028. We amortize the value of these share prorata during the vesting period under the assumption that shares will vest. If the vesting conditionis not satisfied, all of the shares will be forfeited by the former officer.

In August 2023, we issued 150,000 shares of common stock to Lori Love as a signing bonus for joining our board of directors. Under the terms of the issuance, the shares vested at the rate of 10,000 per month for 15 months to the extent Ms. Love was still a board member at each vesting date. All of the shares became fully vested in November 2024.

On August 31, 2022, we issued 150,000 shares of Series A Convertible Preferred Stock to Jonathan Bates as compensation for officer services. Under the terms of the issuance, the shares were to vest in full on January 15, 2025 if Mr. Bates was still employed by us at that time. In November 2024, we agreed with Mr. Bates to vest the shares immediately upon payment of $25,000 cash to us, which Mr. Bates did in that month.

On August 23, 2022, we issued 850,000 shares each to Raymond Mow and Erik Nelson as compensation for officer services. Under the terms of the issuance, the shares were to vest in full on January 15, 2025 if the officer was still employed by us at that time. All of the shares vested in full on the scheduled vesting date of January 15, 2025.

Public Offering of Common Stock

On January 21, 2025, we filed a registration statement on Form S-1 to register an indeterminate number of shares of our common stock in a public offering to be led by ThinkEquity LLC as lead underwriter. The public offering is being pursued in order to raise capital to fund the growth of our business and to achieve a listing of our common stock on a national securities exchange.

Reverse Stock Split

On December 16, 2024, our board of directors and a majority of our shareholders approved a resolution to authorize our board of directors to effect a reverse split of our common stock in the range of 1-for-5 through 1-for-30, in the discretion of the board. The resolution became effective in January 2024 pursuant to SEC Rule 14c-2 20 days after we mailed an information statement relating to the resolution to our shareholders.

The reverse split will become effective by filing an amendment to our certificate of incorporation. Our board will not set the ratio of the reverse split or file the amendment to effect the reverse split unless we have received preliminary approval to list our common stock on a national securities exchange. A reverse split is necessary to enable us to meet the initial minimum share price requirements of any national securities exchange. We will not issue any fractional shares as a result of the reverse split. Instead, shareholders will receive cash equal to the market value of their fractional shares. If the board does not exercise its authority to effect the reverse split within 12 months of the date shareholders approved the reverse split, the board’s authority to effect the reverse split shall lapse.

Warrants

As of February 28, 2025, we had the following warrants outstanding:

Class	Amount Outstanding	Exercise Price	Expiration Date
Class C-3 Warrants	25,600	$1.25	June 27, 2027
Total	25,600

NOTE 9 – COMMITMENTS AND CONTINGENCIES

As of February 28, 2025 and August 31, 2024, we had no contractual commitments.

NOTE 10 – SUBSEQUENT EVENTS

We exercised our right to extend the maturity date of the LOC Agreement on March 1, 2025 and April 1, 2025.

On March 7, 2025, we entered into a Machine Lease Agreement with a third party, under which we sold the hash capacity under 2,500 of our ASIC miners for the period from March 8, 2025 to May 7, 2025 for $850,000, of which $670,000 is payable on March 7, 2025 and the remaining $180,000 is payable on April 7, 2025. The miners shall remain in their current hosted location, and the lessee has no right to obtain physical possession of the units. We are responsible for any casualty loss of the units, insuring the units, any repair or maintenance cost of the units, any taxes assessed against the units, and any hosting fees or electricity costs of the Units. The lessee is entitled to all mining rewards from the units during the term of the agreement. While the lessee assumes all risk associated with the variability of production of the units, we provided a down-time guarantee under which the lessee is entitled to a credit to the extent that downtime exceeds one percent during the term of the agreement.

On April 8, 2025, Soluna SW, LLC, which hosts 1,095 ASIC miners for us at its Murray, Kentucky location, elected not to renew its hosting agreement with us on the existing terms.  The scheduled termination date is April 30, 2025.  We are evaluating our options to enter into a new agreement with Soluna on less favorable terms, move our ASIC miners to an alternative hosting provider or sell the ASIC miners.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of our operations and financial condition for the three and six months ended February 28, 2025 and February 29, 2024, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Revenues from cryptocurrency mining, whether derived from hosting clients or from proprietary mining, are impacted significantly by volatility in bitcoin prices, as well as increases in the bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks. Below are changes in key metrics effecting the profitability of mining bitcoin during the six months ended February 28, 2025:

	As of February 28, 2025	As of August 31, 2024	Percent Change

Network hash rate	797.818	620.355 EH/s	28.61%
Difficulty index	110.57	89.47 trillion	23.58%
Bitcoin market price	$84,705.63	$58,969.90	43.64%

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

While our TSTT site was delayed pending electrification, we entered into a hosting agreement with a third party in Trinidad to host up to 192 miners in one immersion container until December 31, 2024. We had previously sold two containers to the third party under a long-term note secured by the containers. In July 2024, we foreclosed on the containers as a result of a default by the third party on the note. We moved our miners to our existing TSTT site, where we now have 340 operational miners as of February 28, 2025, of which 315 were in operation, and 100 miners in transit to the site. We are currently evaluating other TSTT sites as a location for the two repossessed immersion containers, and expect to install them in the first calendar quarter of 2025.

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

We have entered into a hosting agreement with ROC Digital under which we have located one immersion container at our Pecos, Texas data center. We pay $500 per month, plus our pro rata share of electricity, internet, and insurance for the site. The hosting agreement has a term of one year, subject to our right to renew the agreement for two one-year terms after receipt of notice of the renewal terms of ROC Digital’s electricity supply agreement for the upcoming year. In April 2024, we renewed the hosting agreement for an additional year. As of February 28, 2025, we had deployed 145 Antminer S-19 pro miners to our hosting container at the site.

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

On November 14, 2024, we acquired 3,000 S-19j Pro computers from Luxor Technology Corporation for $1,035,000. On December 3, 2024, we entered into a hosting agreement with DVSL ComputeCo, LLC to host 2,900 miners at its location. The hosting agreement terminates on December 2, 2025, provided that the hosting agreement will continue after the termination date on a month-to-month basis if neither party sends a notice of termination at least 30 days before its scheduled termination date. The hosting agreement provides that we are obligated to reimburse the DVSL for the actual cost of the electricity used by our machines plus 1.6 cents per kWh, and pay a hosting fee equal to 50% of the net profit generated by the machines each month. All 3,000 computers were shipped to DVSL’s hosting site in Silverton, Texas, for warranty testing, with 2,900 to remain in Silverton, Texas and 100 to be shipped to our Trinidad data center upon the completion of testing. As of April 9, 2025, approximately 2,597 of the acquired miners were operating, while approximately 300 did not satisfy the warranty and will be replaced with comparable miners.

Miner Summary

Set forth below is a summary of our ASIC miner inventory as of February 28, 2025:

Site	Present	Installed	In Transit	Needing Repair	Immersion/Air-cooled
Trinidad	500	367			Immersion
Pecos, Texas	145	145			Immersion
Murray, Kentucky	1,095	1,095			Air Cooled
Silverton, TX	2,900	2,597			Air Cooled
Other				85	n/a
Total	4,640	4,204	–	85

Results of Operations

Comparison of Results of Operations for the Three Months Ended February 28, 2025 and February 29, 2024.

Revenues

During the three months ended February 28, 2025, we generated $1,517,422 of revenue, compared to $891,613 of revenue in the three months ended February 29, 2024.

During the three months ended February 28, 2025, we generated $1,517,422 in bitcoin revenue from self-mining digital assets, compared to $861,613 of revenue from self-mining in the three months ended February 29, 2024. As of February 28, 2025, we owned 4,640 miners that were operable, of which 4,204 were deployed for self-mining. Of the remaining 436 miners, 403 have been delivered to our Trinidad and Silverton, Texas locations for installation and the remaining 33 were offline due to maintenance issues. The number of undeployed miners was mainly impacted by 403 miners that were purchased in November 2024 but were not installed immediately when they failed initial warranty testing and had to be replaced with conforming miners or repaired. Mining revenue should be higher in future periods as we begin to receive revenues from the miners that were not operating as of February 28, 2025. On the other hand, mining revenues will be impacted by fluctuations in the price of bitcoin and the difficulty index, which could either cause revenues to decrease or increase.

On April 8, 2025, Soluna SW, LLC, which hosts 1,095 ASIC miners for us at its Murray, Kentucky location, elected not to renew its hosting agreement with us on the existing terms.  The scheduled termination date is April 30, 2025.  We are evaluating our options to enter into a new agreement with Soluna on less favorable terms, move our ASIC miners to an alternative hosting provider or sell the ASIC miners.  The ASIC miners currently generate approximately $300,000 per quarter in mining revenue based on the price of bitcoin and the difficulty index as of February 28, 2025.  If we elect to renegotiate our hosting agreement with Soluna, our revenues will not be impacted but our operating margin from the miners will be decreased.  If we elect to move the ASIC miners to a new location, our revenues in the next one or two quarters could be adversely impacted due to the downtime that would occur.  If we elect to sell the miners, our revenues in future periods will be reduced accordingly.

During the three months ended February 28, 2025, we generated $-0- in revenue from equipment sales, compared to $20,471 in revenue from equipment sales in the three months ended February 29, 2024.

Our revenue from equipment sales in the three months ended February 28, 2025 and February 29, 2024 were derived from the following transactions:

•	In October 2022, we sold four hosting containers to ROC Digital for $1,200,000. The purchase price is payable pursuant to a promissory note bearing interest at 5% per annum, and is paid by 41 equal monthly payments of $31,204 commencing December 30, 2022, with any remaining principal and interest payable in full on May 31, 2026.

•	In August 2022, the Company sold two hosting containers to a private party in Trinidad for $960,000. After a down payment of $50,000, the balance of the purchase price is payable pursuant to a promissory note bearing interest at 7.5% per annum, and is paid by 24 equal monthly payments of $40,950 commencing September 30, 2022. On February 1, 2023, the Company modified this agreement in conjunction with its entry into a new hosting agreement with the party, under which the Company agreed that the remaining principal balance of the note was $731,472, and that the note would be converted into an interest only note until August 31, 2024, at which time all principal and interest due is payable in full. In addition, the Company agreed to allow the note obligor to repay the note principal at a 10% discount if it was repaid prior to February 28, 2023. The maturity date of the noter was also extended to December 31, 2024.

Under the guidelines of ASC 606, we determined that payments due under notes receivable from ROC Digital and the Trinidad borrower were not “probable” due to the start-up nature of the customers and their lack of capitalization. As a result, we report revenue from the equipment sales to both parties under the installment sale method, under which we report our gross profit on the sale as payments are received from the purchaser. With regard to the note receivable from ROC Digital, we recorded revenues of $20,471 in the three months ended February 29, 2024 based on the receipt of three monthly payments, but did not record any revenues in the three months ended February 28, 2025 because we did not receive any payments on the note in that period. With regard to the note receivable from the Trinidad borrower, we did not record any revenues in the three months ended February 29, 2024 because the borrower only made interest only payments in that period, and we did not record any revenues in the three months ended February 28, 2025 because we accelerated and foreclosed on the note in the fourth quarter of 2024.

During the three months ended February 28, 2025 and February 29, 2024, we did not record any revenues from sales of equipment recorded under the “completed sale” method.

In future periods, we expect to generate additional revenues from the resale of certain hosting equipment, primarily containers and transformers, and of miners in “buy/host” transactions, in which we sell miners already installed in our hosting facilities to buyers that simultaneously execute a hosting agreement for the purchased miners, and in some cases additional miners.

We generated $-0- in revenues from hosting in the three months ended February 28, 2025, as compared to $10,116 in hosting revenues in the three months ended February 29, 2024. We terminated all of our hosting clients in the fourth quarter of fiscal 2024, and did not have any hosting clients during the three months ended February 28, 2025. In the current market environment, we believe self-mining is more profitable than hosting third party miners, however we will pursue hosting opportunities on a selective basis. While we still see good opportunities to acquire mining equipment at attractive prices, the price of mining equipment has recently increased with the recent increase in the price of bitcoin.

The primary factors that will impact our revenues in subsequent periods are described in the “—Overview” above.

Cost of Sales

Cost of sales were $1,212,706 in the three months ended February 28, 2025, compared to $567,991 in the three months ended February 29, 2024.

Cost of sales related to mining was $1,212,706 in the three months ended February 28, 2025, compared to $556,849 in the three months ended February 29, 2024. Cost of sales normally includes electricity, utilities, facilities costs, and supplies where we perform mining from our own facilities. Major components of cost of sales include rent to house mining and hosting equipment, electricity, and supplies. Where our miners are hosted by third parties, major components of cost of sales include hosting fees and/or electricity costs. Cost of sales for both owned and hosted facilities does not include depreciation, which is stated separately.

Energy prices can be highly volatile and global events (including the wars in Ukraine and the Middle East) and political events (including the U.S. governments regulation of cryptocurrencies or its imposition of tariffs on foreign trade) may cause fuel prices, and to a lesser extent power prices, to fluctuate widely. All of our sites are currently subject to relatively fixed rates during the term of their current power supply agreements, but variable prices and market rate fluctuations with respect to wholesale power costs over the long-term. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with an eye towards increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms and polar vortices, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates.

Cost of sales related to hosting was $-0- in the three months ended February 28, 2025, compared to $11,142 in the three months ended February 29, 2024. Cost of sales normally includes utilities, facilities costs, and supplies. Unlike the cost of sales from mining, cost of sales from hosting does not include electricity costs, as such costs are passed on to the hosting client.

Cost of sales related to sales of mining equipment was $-0- for both the three months ended February 28, 2025 and the three months ended February 29, 2024 because all sales of mining equipment during both periods were reported under the installment sales method. Cost of sales from equipment sales includes the purchase price of equipment sold, plus shipping and value added tax on the equipment for sales reported under the completed sales method. There is no cost of sales associated with equipment sales reported under the installment sales method.

Operating Expenses

During the three months ended February 28, 2025, we incurred $,1218,339 in operating expenses, compared to $972,362 in operating expenses during the three months ended February 29, 2024. Major components of operating expenses for the 2025 period as compared to the 2024 period were:

	Three months ended	Three months ended	Percentage
	February 28, 2025	February 29, 2024	Change %

General and administrative expenses	$102,273	$69,827	46%
Depreciation	227,694	235,370	(3%	)
Professional fees	215,569	227,530	(5%	)
Investor relations	11,000	128,309	(91%	)
Insurance	36,930	30,912	19%
Officers compensation	365,881	210,276	74%
Directors compensation	56,355	13,200	327%
Employee shareholder compensation	176,467	133,530	32%
Change in fair value of cryptocurrency	26,170	(76,591)	N/A

Total operating expenses	$1,218,339	$972,362	25%

The higher level of operating expenses in the 2025 period as compared to the 2024 period is primarily attributable to increased officer, director and employee/shareholder compensation that we began accruing as of September 1, 2024. Specifically, we issued two of our officers 500,000 shares of common stock on September 1, 2024, each as partial compensation for fiscal 2025 officer services, and we began accruing additional cash and share compensation for our officers as of September 1, 2024, the cash portion of which is not payable until we have sufficient liquidity. The total cash accrual to officers and employee/shareholders is $195,000 per quarter, and the total common stock accrual to officers is 765,000 shares per quarter. We also adopted a board compensation plan under which we accrue an aggregate of 1,080,000 shares per quarter payable for board and board committee service, beginning as of September 1, 2024. All shares issued during the 2025 period were valued at $0.289 per share based on a third party valuation of our shares.

Operating expenses were also adversely impacted in the 2025 period by increased general and administrative expenses, and a loss from changes in the fair value of cryptocurrency as compared to a gain in the 2024 period. Operating expenses were positively impacted by decreased depreciation expense, investor relations expenses, professional fees.

We expect that operating expenses will trend materially higher in future periods as we begin paying regular compensation to existing officers and directors, hire additional employees, and incur other costs, such as increased depreciation expense due to the addition of new mining equipment.

Other Income (Expense)

During the three months ended February 28, 2025, we incurred ($243,269) in other expenses, net, as compared to ($253,941) of other expenses, net, in the three months ended February 29, 2024. Interest expense was $60,496 in the three months ended February 28, 2025, as compared to $54,279 in the three months ended February 29, 2024. Other expenses in the 2025 period were impacted by a bad debt expense of $124,815 taken in regard to our note receivable from ROC Digital during the 2025 period and a loss on extinguishment of debt of $57,958 taken in regard to our Hashrate Sale Agreement with Luxor. Other expenses in the 2024 period were impacted by a loss on extinguishment of debt of $183,670 relating to a different financing with Luxor, a loss of $68,559 from the Company’s investment in ROC Digital in 2024 period as compared to $-0- in the 2025 period, and income of $37,777 from a change in derivative liability in 2024 as compared to $-0- in 2025.

Net (Loss) Attributable to Common Stockholders

As a result of the foregoing, during the three months ended February 28, 2025, we incurred a net loss attributable to common stockholders of $1,156,891, or $(0.03) per share, as compared to a net loss attributable to common stockholders of $902,682, or $(0.02) per share during the three months ended February 29, 2024. The increase in our net loss in the three months ended February 28, 2025, compared to the three months ended February 29, 2024, is attributable to the factors discussed above.

Comparison of Results of Operations for the Six Months Ended February 28, 2025 and February 29, 2024.

Revenues

During the six months ended February 28, 2025, we generated $2,718,252 of revenue, compared to $1,402,921 of revenue in the six months ended February 29, 2024.

During the six months ended February 28, 2025, we generated $2,001,105 in bitcoin revenue from self-mining digital assets, compared to $1,190,749 of revenue from self-mining in the six months ended February 29, 2024. As of February 28, 2025, we owned 4,640 miners that were operable, of which 4,204 were deployed for self-mining. Of the remaining 436 miners, 403 have been delivered to our Trinidad and Silverton, Texas locations for installation and the remaining 33 were offline due to maintenance issues. The number of undeployed miners was mainly impacted by 403 miners that were purchased in November 2024 but were not installed immediately when they failed initial warranty testing and had to be replaced with conforming miners or repaired. Mining revenue should be higher in future periods as we begin to receive revenues from the miners that were not operating as of February 28, 2025. On the other hand, mining revenues will be impacted by fluctuations in the price of bitcoin and the difficulty index, which could either cause revenues to decrease or increase.

On April 8, 2025, Soluna SW, LLC, which hosts 1,095 ASIC miners for us at its Murray, Kentucky location, elected not to renew its hosting agreement with us on the existing terms. The scheduled termination date is April 30, 2025.  We are evaluating our options to enter into a new agreement with Soluna on less favorable terms, move our ASIC miners to an alternative hosting provider or sell the ASIC miners.  The ASIC miners currently generate approximately $300,000 per quarter in mining revenue based on the price of bitcoin and the difficulty index as of February 28, 2025. If we elect to renegotiate our hosting agreement with Soluna, our revenues will not be impacted but our operating margin from the miners will be decreased. If we elect to move the ASIC miners to a new location, our revenues in the next one or two quarters could be adversely impacted due to the downtime that would occur. If we elect to sell the miners, our revenues in future periods will be reduced accordingly.

During the six months ended February 28, 2025, we generated $717,147 in revenue from equipment sales, compared to $190,192 in revenue from equipment sales in the six months ended February 29, 2024.

Our revenue from equipment sales in the six months ended February 28, 2025 and February 29, 2024 were derived from the following transactions:

•	In October 2022, we sold four hosting containers to ROC Digital for $1,200,000. The purchase price is payable pursuant to a promissory note bearing interest at 5% per annum, and is paid by 41 equal monthly payments of $31,204 commencing December 30, 2022, with any remaining principal and interest payable in full on May 31, 2026.

•	In August 2022, the Company sold two hosting containers to a private party in Trinidad for $960,000. After a down payment of $50,000, the balance of the purchase price is payable pursuant to a promissory note bearing interest at 7.5% per annum, and is paid by 24 equal monthly payments of $40,950 commencing September 30, 2022. On February 1, 2023, the Company modified this agreement in conjunction with its entry into a new hosting agreement with the party, under which the Company agreed that the remaining principal balance of the note was $731,472, and that the note would be converted into an interest only note until August 31, 2024, at which time all principal and interest due is payable in full. In addition, the Company agreed to allow the note obligor to repay the note principal at a 10% discount if it was repaid prior to February 28, 2023. The maturity date of the noter was also extended to December 31, 2024.

•	During the six months ended February 28, 2025, we recorded $703,500 of revenue from a brokered transaction of ten transformers.

•	During the six months ended February 29, 2024, we recorded $149,250 of revenue from the sale of 100 ASIC miners to a third party.

Under the guidelines of ASC 606, we determined that payments due under notes receivable from ROC Digital and the Trinidad borrower were not “probable” due to the start-up nature of the customers and their lack of capitalization. As a result, we report revenue from the equipment sales to both parties under the installment sale method, under which we report our gross profit on the sale as payments are received from the purchaser. With regard to the note receivable from ROC Digital, we recorded revenues of $13,6471 in the six months ended February 28, 2025 from two monthly payments received on the note, as compared to revenues of $40,942 in the six months ended February 29, 2024 from six monthly payments received on the note. With regard to the note receivable from the Trinidad borrower, we did not record any revenues in the six months ended February 29, 2024 because the borrower only made interest only payments in that period, and we did not record any revenues in the six months ended February 28, 2025 because we accelerated and foreclosed on the note in the fourth quarter of 2024.

During the six months ended February 28, 2025 and February 29, 2024, we recorded $703,500 and $149,250, respectively, from sales of equipment recorded under the “completed sale” method from the transactions described above.

In future periods, we expect to generate additional revenues from the resale of certain hosting equipment, primarily containers and transformers, and of miners in “buy/host” transactions, in which we sell miners already installed in our hosting facilities to buyers that simultaneously execute a hosting agreement for the purchased miners, and in some cases additional miners.

We generated $-0- in revenues from hosting in the six months ended February 28, 2025, as compared to $21,980 in hosting revenues in the six months ended February 29, 2024. We terminated all of our hosting clients in the fourth quarter of fiscal 2024, and did not have any hosting clients during the six months ended February 28, 2025. In the current market environment, we believe self-mining is more profitable than hosting third party miners, however we will pursue hosting opportunities on a selective basis. While we still see good opportunities to acquire mining equipment at attractive prices, the price of mining equipment has recently increased with the recent increase in the price of bitcoin.

The primary factors that will impact our revenues in subsequent periods are described in the “—Overview” above.

Cost of Sales

Cost of sales were $2,293,331 in the six months ended February 28, 2025, compared to $975,217 in the six months ended February 29, 2024.

Cost of sales related to mining was $1,623,331 in the six months ended February 28, 2025, compared to $779,791 in the six months ended February 29, 2024. Cost of sales normally includes electricity, utilities, facilities costs, and supplies where we perform mining from our own facilities. Major components of cost of sales include rent to house mining and hosting equipment, electricity, and supplies. Where our miners are hosted by third parties, major components of cost of sales include hosting fees and/or electricity costs. Cost of sales for both owned and hosted facilities does not include depreciation, which is stated separately.

The table below describes the average cost of mining each bitcoin for the six months ended February 28, 2025 and February 29, 2024, and the total energy usage and cost per each kilowatt hour (“KWH”) utilized within both of our facilities.

	For the 6 Months Ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	February 28, 2025	February 29, 2024

Cost of Mining - owned facilities
Cost of energy per bitcoin mined	$26,494.61	$17,692.46
Other direct costs of mining - non energy utilities per bitcoin mined (1)	$26,125.32	$11,557.28
Depreciation expense per bitcoin mined (2)	$24,910.36	$13,309.08
Financing expense per bitcoin mined (3)	$0.00	0.00
Cost to mine one bitcoin	$77,530.29	$42,558.81
Average revenue of each bitcoin mined	$83,237.56	$40,311.19
Cost of mining one bitcoin as % of average bitcoin mining revenue	93.14%	105.58%

Cost of Mining - hosted facilities
Cost of energy per bitcoin mined	$53,536.25	$14,719.23
Other direct costs of mining - non energy utilities per bitcoin mined (1)	$18,388.42	$10,273.17
Depreciation expense per bitcoin mined (2)	14,136.72	16,210.81
Financing expense per bitcoin mined (3)	$0.00	2,102.47
Cost to mine one bitcoin - Hosted	$86,061.40	$43,305.69
Average revenue of each bitcoin mined (4)	$90,305.19	$41,096.51
Cost of mining one bitcoin as % of average bitcoin mining revenue (5)	95.30%	105.38%

Statistics - owned facilities
Total bitcoin mined	3.792639025	5.18946646
Bitcoin mining revenue	$315,690.00	$209,193.58
Total miners - as of the periods ended	485	285
Total KWHs utilized	4,996,814.49	1931643.337
Total energy expense	$100,484.48	$91,814.42
Cost per KWH	$0.0201	$0.0475
Energy expense as % of bitcoin mining revenue, net	31.83%	43.89%
Other direct costs of mining - non energy utilities (1)	$99,083.91	$59,976.10
Total depreciation expense (2)	$99,476.00	69,057.00
Total financing costs (3)	$0.00	0.00

Statistics - hosted facilities
Total bitcoin mined	18.66358293	23.98608769
Bitcoin mining revenue	1,685,418.37	985744.5178
Total miners - as of the periods ended	3,752	1,241
Total KWHs utilized	23,182,469.36	9,872,954.10
Total energy expense	$999,178.26	$353,056.74
Cost per KWH	$0.0431	$0.0358
Energy expense as % of bitcoin mining revenue, net	59.28%	35.82%
Other direct costs of mining - non energy utilities (1)	343,193.79	246,413.23
Total depreciation expense (2)	263,842	388,834.00
Total financing costs (3)	$0.00	$50,429

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

Energy prices can be highly volatile and global events (including the wars in Ukraine and the Middle East) and political events (including the U.S. governments regulation of cryptocurrencies or its imposition of tariffs on foreign trade) may cause fuel prices, and to a lesser extent power prices, to fluctuate widely. All of our sites are currently subject to relatively fixed rates during the term of their current power supply agreements, but variable prices and market rate fluctuations with respect to wholesale power costs over the long-term. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with an eye towards increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms and polar vortices, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates.

Cost of sales related to hosting was $-0- in the six months ended February 28, 2025, compared to $14,534 in the six months ended February 29, 2024. Cost of sales normally includes utilities, facilities costs, and supplies. Unlike the cost of sales from mining, cost of sales from hosting does not include electricity costs, as such costs are passed on to the hosting client.

Cost of sales related to sales of mining equipment was $670,000 for the six months ended February 28, 2025, as compared to $180,891 for the six months ended February 29, 2024. Cost of sales from equipment sales includes the purchase price of equipment sold, plus shipping and value added tax on the equipment for sales reported under the completed sales method. There is no cost of sales associated with equipment sales reported under the installment sales method.

Operating Expenses

During the six months ended February 28, 2025, we incurred $2,222,563 in operating expenses, compared to $1,686,295 in operating expenses during the six months ended February 29, 2024. Major components of operating expenses for the 2025 period as compared to the 2024 period were:

	Six months ended	Six months ended	Percentage
	February 28, 2025	February 29, 2024	Change %

General and administrative expenses	$150,730	$77,057	96%
Depreciation	358,319	457,901	(22%	)
Professional fees	318,969	303,390	5%
Investor relations	26,400	141,560	(81%	)
Insurance	55,395	78,828	(30%	)
Officers compensation	878,778	420,533	109%
Directors compensation	125,910	26,400	377%
Employee shareholder compensation	367,108	257,196	43%
Change in fair value of cryptocurrency	(59,046)	(76,591)	(23%	)

Total operating expenses	$2,222,563	$1,686,295	32%

The higher level of operating expenses in the 2025 period as compared to the 2024 period is primarily attributable to increased officer, director and employee/shareholder compensation that we began accruing as of September 1, 2024. Specifically, we issued two of our officers 500,000 shares of common stock on September 1, 2024, each as partial compensation for fiscal 2025 officer services, and we began accruing additional cash and share compensation for our officers as of September 1, 2024, the cash portion of which is not payable until we have sufficient liquidity. The total cash accrual to officers and employee/shareholders is $195,000 per quarter, and the total common stock accrual to officers is 765,000 shares per quarter. We also adopted a board compensation plan under which we accrue an aggregate of 1,080,000 shares per quarter payable for board and board committee service, beginning as of September 1, 2024. All shares issued during the 2025 period were valued at $0.289 per share based on a third party valuation of our shares.

Operating expenses were also adversely impacted in the 2025 period by increased general and administrative, and a lower gain from changes in the fair value of cryptocurrency. Operating expenses were positively impacted by decreased depreciation expense, investor relations expenses, and insurance.

We expect that operating expenses will trend materially higher in future periods as we begin paying regular compensation to existing officers and directors, hire additional employees, and incur other costs, such as increased depreciation expense due to the addition of new mining equipment.

Other Income (Expense)

During the six months ended February 28, 2025, we incurred ($333,988) in other expenses, net, as compared to ($571,931) of other expenses, net, in the six months ended February 29, 2024. Interest expense was $128,931 in the six months ended February 28, 2025, as compared to $153,699 in the six months ended February 29, 2024. Other expenses in the 2025 period were impacted by a bad debt expense of $124,815 taken in regard to our note receivable from ROC Digital during the 2025 period and a loss on extinguishment of debt of $80,961 taken in regard to our Hashrate Sale Agreement with Luxor. Other expenses in the 2024 period were impacted by a loss on extinguishment of debt of $221,208 relating to a different financing with Luxor, a loss of $111,773 from the Company’s investment in ROC Digital in 2024 period as compared to $-0- in the 2025 period, and loss on change in derivative liability of $114,835 in 2024 as compared to $-0- in 2025.

Net (Loss) Attributable to Common Stockholders

As a result of the foregoing, during the six months ended February 28, 2025, we incurred a net loss attributable to common stockholders of $5,092,277, or $(0.12) per share, as compared to a net loss attributable to common stockholders of $1,830,522, or $(0.04) per share during the six months ended February 29, 2024. The increase in our net loss in the six months ended February 28, 2025, compared to the six months ended February 29, 2024, is attributable to the factors discussed above, as well as a one-time deemed dividend that we incurred during the six months ended February 28, 2025 as a result of the reduction in the conversion price of the Series A Convertible Preferred Stock to $0.20 per share from $0.575 per share. The reduction of the conversion price of the Series A Preferred resulted in the holders thereof being entitled to an additional 14,803,239 shares of common stock if all of the Series A Preferred were converted into common stock. As a result, under the guidelines of ASC 470 we recorded a one-time deemed dividend charge of $2,960,648 for the value of the extra shares issuable under the Series A Preferred, all of which were valued at $0.20 per share based upon a valuation study performed by an accredited third party valuation firm.

Non-GAAP Financial Measures

We have included in some of our press releases, measures of financial performance that are not defined by GAAP. We believe that these measures provide useful information to investors. For each of these non-GAAP financial measures, we provide a reconciliation of the difference between the non-GAAP measure and the comparable GAAP measure, and an explanation of why we believe the non-GAAP measure provides useful information to investors.

Liquidity and Capital Resources

Liquidity: As of February 28, 2025, we had $482,951 in cash on hand. During the six months ended February 28, 2025, we had a net loss of ($2,131,629) and a net loss attributable to common stockholders of ($5,092,277) due to a one-time deemed dividend of $2,960,648 to our Series A Convertible Preferred Stockholders as a result of a resetting of its conversion terms. Our primary requirements for liquidity and capital are working capital, capital expenditures, loan payments, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the year ended August 31, 2024, and the six months ended February 28, 2025, our primary sources of liquidity came from existing cash and cash equivalents, bitcoin and proceeds, loans received under two equipment financing transactions with Luxor, and loans received under a line of credit with IDI, as described in “Note 6 — Related Party Transactions – Line of Credit from IDI” of the financial statements included in Item 1 herein.

As amended, the LOC Agreement allows us to borrow up to $2,350,000 thereunder until December 1, 2024. Each draw request is subject to the approval of IDI in its sole discretion. As amended, all principal and interest due under the LOC Agreement was due and payable on December 1, 2024, provided that we have the right to extend the maturity date for six monthly periods in consideration for an extension fee of $25,000 per extension. We exercised our right to extend the maturity date of the loan on December 1, 2024, January 1, 2025, February 1, 2025, March 1, 2025 and April 1, 2025. As of February 28, 2025, the amount due under the LOC Agreement was $1,875,000 in principal and approximately $444,540 in interest and extension fees.

We have recently taken a number of steps to increase our liquidity. In December 2024, we entered into an investment banking agreement with ThinkEquity LLC under which ThinkEquity agreed to use its best efforts to a lead a firm underwritten public offering, and to advise us on listing our common on a national securities exchange. We are considering listing our common stock on either the NYSE Amex or the NASDAQ exchanges.

In December 2024 a majority of our shareholders, acting by written consent, approved a resolution approving a reverse stock split in the range of 1-for-5 through 1-for-30, as determined by our board of directors at a later date. After dissemination of an information statement relating to the shareholder action, the reverse split resolution became effective in January 2025. We are currently working with ThinkEquity to determine an appropriate reverse stock split ratio to complete the offering and obtain approval for our shares to be listed on an exchange.

If the ThinkEquity-led public offering is successful, we have reached an agreement with IDI to restructure its loan as follows:

•	$1,000,000 of the debt will be converted into an unsecured term loan that bears interest at 12.5% per annum, provides for monthly payments of interest only until December 1, 2026 at which time all principal and unpaid interest are due;

•	approximately $600,000 of the debt will be exchanged for an equal amount of loan receivable from ROC Digital; and

•	the balance of the debt will be converted into common stock at the public offering price.

We have also reached an agreement with IDI and Jonathan Bates, our chief executive officer, under which they would convert all of their shares of Series A and B Convertible Preferred Stock into common stock at their existing conversion prices if the ThinkEquity-led public offering is successful.

We believe that cash on hand, expected receipts from the sale of equipment, and revenue from self-mining will provide us with sufficient liquidity to fund our operations for the next 12 months. As of the date of this prospectus, we owned approximately 4,700 miners, which includes 3,000 miners acquired during the first quarter of fiscal 2025, which should significantly boost revenues in fiscal 2025 over 2024 levels. Other potential sources of revenue that we may receive include equity distributions from the ROC Digital joint venture.

Nevertheless, while we do not believe we need additional capital to maintain operations as they currently exist, we will need additional capital to begin paying market compensation to our officers and employees, and expand our digital asset hosting and mining business and take advantage of opportunities in the marketplace that currently exist due to the recent decline in digital asset prices. In case the ThinkEquity-led public offering is not successful, we are also exploring alternatives, including the potential issuance of common stock in a private placement, and the issuance of convertible notes or preferred stock. There is no assurance that we will be able to raise additional capital or that the terms of any capital raise are not dilutive to current shareholders or carry other terms that are unfavorable to us and our shareholders.

Cash Flow: The following table sets forth the major sources and uses of cash for the six months ended February 28, 2025 and February 29, 2024:

	Six Months ended
	February 28, 2025	February 29, 2024
Net Loss	$(2,131,629)	$(1,830,522)
Net cash used in operating activities	(310,144)	(204,304)
Net cash used in investing activities	(18,000)	(48,946)
Net cash provided by financing activities	482,951	325,000
Net increase in cash	$(16,319)	$71,749

Operating Activities

Our mining and hosting operations generate non-cash revenue in the form of bitcoin, which we have historically sold to pay operating expenses or conveyed in kind to certain vendors to pay expenses. Cash flows used in operating activities were $310,144 for the six months ended February 28, 2025, compared to cash flows used in operating activities of $204,304 for the six months ended February 29, 2024. The increase in cash flows used in operating activities for the six months ended February 28, 2025 was primarily attributable a change in various balance sheet accounts in 2025 compared to 2024. Major factors that positively impacted our cash flow from operations in 2025 as compared to 2024 included an increase in non-cash stock-based compensation to $671,779 in the 2025 period, as compared to $554,931 in the 2024 period; an increase in accrued officer compensation of $745,470 in the 2025 period, as compared to $-0- in the 2024 period; a bad debt expense of $124,815 relating to our note receivable from ROC Digital in the 2025 period, as compared to $-0- in the 2024 period; an increase in accounts payable and accrued expenses of $360,000 in the 2025 period as compared to an increase in accounts payable and accrued expenses of $328,835 in the 2024 period. Major factors that negatively impacted our cash flow from operations in 2025 as compared to 2024 included a reduction in depreciation to $358,319 in the 2025 period from $457,901 in the 2024 period; and non-cash charges taken in 2024 for a change in a derivative liability of $114,835 and a loss on our investment in ROC Digital of $111,773 which did not occur in the 2025 period.

Investing Activities

Cash flows used in investing activities were $18,000 for the six months ended February 28, 2025, compared to cash flows used in investing activities of $48,946 for the six months ended February 29, 2024. Cash flows used in investing activities primarily consisted of purchases of equipment in the 2025 and 2024 periods, offset by a distribution of $8,408 received from ROC Digital in the 2024 period.

Financing Activities

Cash flows provided by financing activities were $311,825 for the six months ended February 28, 2025, compared to cash flows provided by financing activities of $325,000 for the six months ended February 29, 2024. The cash flows provided by financing activities in both periods in both the 2025 and 2024 periods included $250,000 and $325,000, respectively, of advances under a line of credit with Innovative Digital Investors Emerging Technology, L.P. (“IDI”), a limited partnership controlled by Jonathan Bates, our Chairman, and Raymond Mow, our chief financial officer. In the six months ended February 28, 2025, we also received $200,000 from an investment by IDI in our Series B Convertible Preferred Stock and a $25,000 payment made to accelerate the vesting date of 150,000 shares of Series A Convertible Preferred Stock that had been issued for officer services. In the six months ended February 28, 2025, cash flows from financing activities were negatively impacted by loan repayments of $163,175 under a financing agreement with Luxor.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of our financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 1 to our financial statements appearing elsewhere in this Quarterly Report. We describe in Note 1 to our financial statements certain critical accounting policies that require us to make significant estimates, assumptions and judgments. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. We believes such critical accounting policies reflect our most significant estimates and assumptions used in the preparation of the financial statements. For further information on the critical accounting policies, see Note 1 of the Financial Statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our Principal Executive Officer and Principal Financial Officer, with the assistance of management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2025. These controls are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the quarter ended February 28, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the three months ended February 28, 2025, we did not issue any securities in unregistered transactions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended February 28, 2025, none of our directors or officers of adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BITMINE IMMERSION TECHNOLOGIES, INC.

Dated: April 14, 2025	By:	/s/ Jonathan Bates
Jonathan Bates, Chief Executive Officer (Principal Executive Officer)

Dated: April 14, 2025	By:	/s/ Raymond Mow
Raymond Mow Chief Financial Officer (Principal Financial and Accounting Officer)

