Form 10-Q
period 2025-05-31
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2025-07-02
CIK 1829311

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

_________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	BMNR	NYSE American

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

The number of shares outstanding of the registrant’s common stock as of July 1, 2025 was 4,303,366 shares.

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

3

Item 1. Financial Statements.

Bitmine Immersion Technologies, Inc.

Balance Sheets

	May 31,	August 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,473,501	$499,270
Prepaid expenses	155,000	675,000
Cryptocurrency	173,916	14,966
Notes receivable related party-short term	374,444	374,444
Total current assets	2,176,860	1,563,679
Notes receivable -related party-long term	218,426	280,834
Investment in joint venture	667,707	667,707
Fixed assets, net	2,113,258	1,699,744
Fixed assets -not in service	3,089,565	3,071,565
Total assets	$8,265,816	$7,283,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$470,435	$400,584
Accrued interest -related party	516,407	315,609
Accrued officer compensation	585,000	–
Customer advances	1,804,546	703,500
Loans payable-related party	1,875,000	1,625,000
Deferred revenue-short term	86,193	86,193
Total current liabilities	5,337,581	3,130,885
Deferred revenue long term	50,279	64,645
Total liabilities	5,387,860	3,195,530

Commitments and contingencies	–	–

Stockholders' Equity:
Series A Preferred Stock, $0.0001 par value, 500,000 shares authorized, 453,966 and 453,966 shares issued and outstanding as of May 31, 2025 and August 31, 2024, respectively	45	45
Series B Preferred Stock, $0.0001 par value, 3,000 shares authorized, 2,500 and -0- shares issued and outstanding as of May 31, 2025 and August 31, 2024, respectively	–	–
Common stock, $0.0001 par value, 500,000,000 shares authorized; 2,053,366 and 2,495,630 shares issued and outstanding as of May 31, 2025 and August 31, 2024 respectively	206	249
Additional paid-in capital	16,816,614	12,311,575
Accumulated deficit	(13,938,910)	(8,223,870)
Total stockholders' equity	2,877,956	4,087,999
Total liabilities and equity	$8,265,816	$7,283,529

The accompanying notes are an integral part of these unaudited financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Operations

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	May 31,	May 31,	May 31,	May 31,
	2025	2024	2025	2024
Revenue from the sale of mining equipment	$129,200	$20,470	$846,347	$210,662
Revenue from hosting	–	16,763	–	38,743
Revenue from self-mining	813,027	1,187,758	2,814,133	2,378,507
Revenue from consulting	35,068	–	35,068	–
Revenue from leasing	1,074,561	–	1,074,561	–
Total revenue	2,051,857	1,224,991	4,770,110	2,627,913
Cost of sales mining equipment	82,432	–	752,432	180,891
Cost of sales self-mining	785,129	988,094	2,408,459	1,767,885
Cost of sales hosting	–	15,212	–	29,746
Cost of sales consulting	7,500	–	7,500	–
Cost of sales leasing	685,924	–	685,924	–
Gross profit	490,872	221,687	915,794	649,391

Operating expenses:
General and administrative expenses	33,059	47,715	183,790	118,654
Depreciation	180,735	226,663	539,054	684,564
Professional fees	217,702	116,734	536,670	420,124
Investor relations	4,450	27,800	30,850	169,360
Insurance	27,697	30,912	83,092	109,739
Officers compensation	230,370	210,276	1,109,148	630,829
Directors compensation	56,355	13,200	182,265	39,600
Employee shareholder compensation	174,143	126,108	541,251	383,304
Change in the fair value of cryptocurrency	34,313	(43,183)	(24,733)	(119,774)
Total operating expenses	958,824	756,224	3,181,387	2,436,401
Loss from operations	(467,952)	(534,537)	(2,265,594)	(1,787,010)
Other income (expense)
Interest expense	(71,867)	(56,563)	(200,798)	(210,262)
Bad debt expense recovery	124,815	–	–	–
Loss on the extinguishment of debt	(207,758)	(133,915)	(288,718)	(355,123)
Loss on investment	–	(58,840)	–	(170,613)
Change in derivative liability	–	114,835	–	–
Interest income	–	14,792	719	44,376
Other (expense), net	(154,810)	(119,691)	(488,798)	(691,622)
Net loss	(622,762)	(654,228)	(2,754,391)	(2,478,632)
Deemed dividend on Series A Preferred Stock	–	–	(2,960,648)	–
Net loss attributable to common stockholders	$(622,762)	$(654,228)	$(5,715,039)	$(2,478,632)

Basic and diluted (loss) per common share	$(0.31)	$(0.26)	$(2.62)	$(0.99)

Weighted-average number of common shares outstanding:
Basic and diluted	2,006,202	2,491,843	2,185,206	2,493,358

The accompanying notes are an integral part of these unaudited financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Changes in Stockholders' Equity

(Unaudited)

							Additional		Total
	Series A Preferred		Series B Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2023	453,966	$45	–	$–	2,483,282	$248	$11,188,439	$(4,931,367)	$6,257,365

Common stock issued for services -related party	–	–	–	–	4,153	–	277,465	–	277,465

Net loss	–	–	–	–	–	–	–	(921,722)	(921,722)

Balance, November 30, 2023	453,966	$45	–	$–	2,487,435	$249	$11,465,904	$(5,853,089)	$5,613,108

Stock based compensation -related parties	–	–	–	–	3,650	–	277,458	–	277,465

Net loss	–	–	–	–	–	–	–	(902,682)	(902,682)

Balance, February 29, 2024	453,966	$45	–	$–	2,491,085	$249	$11,738,635	$(6,755,771)	$4,987,891

Stock based compensation -related party	–	–	–	–	4,500	–	279,487	–	279,496

Net loss	–	–	–	–	–	–	–	(654,228)	(654,228)

Balance, May 31, 2024	453,966	$45	–	$–	2,495,584	$249	$12,018,122	$(7,409,999)	$4,613,159

	`						Additional		Total
	Series A Preferred		Series B Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31,2024	453,966	$45	–	$–	2,495,630	$249	$12,311,575	$(8,223,870)	$4,087,999

Series A Preferred -for change of vesting terms	–	–	–	–	–	–	25,000	–	25,000

Series A -deemed dividend due to convert price reset	–	–	–	–	–	–	2,960,648	(2,960,648)	–

Conversion of common stock to Preferred B stock and purchase of Preferred B Stock	–	–	2,500	–	(575,000)	(58)	200,058	–	200,000

Stock based compensation for services	–	–	–	–	12,750	1	398,871	–	398,872

Stock based compensation -related parties	–	–	–	–	50,000	5	72,245	–	72,250

Net loss	–	–	–	–	–	–	–	(974,738)	(974,738)

Balance, November 30, 2024	453,966	$45	2,500	$–	1,983,380	$198	$15,968,395	$(12,159,256)	$3,809,382

Stock based compensation -services	–	–	–	–	–	–	65,146	–	65,146

Stock based compensation -services related parties	–	–	–	–	–	–	135,511	–	135,511

Net loss	–	–	–	–	–	–	–	(1,156,891)	(1,156,891)

Balance, February 28, 2025	453,966	$45	2,500	$–	1,983,380	$198	$16,169,052	$(13,316,148)	$2,853,149

Stock based compensation - services	–	–	–	–	8,500	1	$49,129	–	49,130

Stock based compensation -services	–	–	–	–	–	–	65,234	–	65,234

Stock based compensation- services related parties	–	–	–	–	61,500	6	533,196	–	533,202

Repurchase of fractional shares in reverse split	–	–	–	–	(14)	–	–	–	–

Net loss	–	–	–	–	–	–	–	(622,762)	(622,762)

Balance, May 31, 2025	–	$45	–	$–	2,053,366	$206	$16,816,614	$(13,938,910)	$2,877,956

The accompanying notes are an integral part of these unaudited financial statements.

Bitmine Immersion Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months	Nine months
	ended	ended
	May 31,	May 31,
	2025	2024
Cash flows from operating activities
Net loss	$(2,754,391)	$(2,478,632)
Stock based compensation	1,319,346	834,427
Depreciation	539,054	684,564
(Gain) Loss on the sale of equipment	(46,768)	31,641
Loss on investment	–	170,613
Amortization of note discount	(7,723)	–
Change in balance sheet accounts
Cryptocurrencies	(485,605)	(379,688)
Notes receivable	187,222	280,832
Prepaid expenses	520,000	(673,703)
Accounts payable and accrued expenses	222,254	484,241
Accrued officer compensation	585,000	–
Customer advances	1,101,046	703,500
Deferred revenue	(14,365)	(64,645)
Accrued interest - related party	200,798	159,833
Net cash provided by (used in) operating activities	1,365,868	(247,017)

Cash flows from investing activities
Return of capital on joint venture	–	8,408
Purchase of fixed assets	(18,000)	(75,934)
Net cash (used in) investing activities	(18,000)	(67,526)

Cash flows from financing activities:
Proceeds from Series A preferred stock	25,000	–
Proceeds from Series B preferred stock	200,000	–
Loan repayment	(848,637)	–
Related party loans	250,000	325,000
Net cash provided by (used in) financing activities	(373,637)	325,000

Net increase in cash and cash equivalents	974,231	10,457
Cash and cash equivalents at beginning of period	499,270	270,547
Cash and cash equivalents at end of period	$1,473,501	$281,004

Supplemental disclosure of non-cash investing and financing activity
Proceeds received from bitcoin loan	$–	$577,934
Repayment of bitcoin loan in bitcoin-net	$100,681	$577,934
Purchase of equipment for loan payable	$1,035,000	$339,525
Deemed dividend on Preferred A stock	$2,960,648	$–

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

By a written consent dated July 16, 2021, holders of a majority of our issued and outstanding common stock approved a resolution to appoint Jonathan Bates, Raymond Mow, Michael Maloney, and Seth Bayles to our board of directors, and to appoint Jonathan Bates as Chairman, Seth Bayles as Corporate Secretary, Raymond Mow as Chief Financial Officer, and Ryan Ramnath as Chief Operating Officer (collectively, the “New O&Ds”). Erik S. Nelson remained a director and the chief executive officer. At the same time, the shareholders approved the issuance of 1,649,750 shares of common stock in our offering of common stock at $0.30 per share, and the grant of 237,500 shares for services, which were valued at $0.30 per share. As a result of the foregoing stock issuances, the New O&Ds (or entities controlled by them) collectively acquired 1,244,694 shares of common stock, which represented approximately 62% of the issued and outstanding shares at the time. On May 26, 2022, our board of directors appointed Jonathan Bates as our chief executive officer and Erik Nelson as our president.

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

Operating results for the nine months ended May 31, 2025, are not necessarily indicative of the results that may be expected for the year ending August 31, 2025.

Reclassification

Certain amounts on the Company’s Statements of Operations for the three and nine month periods ended May 31, 2024 have been reclassified to conform to the current year presentation. These reclassified amounts had no impact on the Company’s revenue, cost of sales, operating expenses and net loss.

Reverse Stock Split

On May 15, 2025 the Company effected a 1-for-20 reverse stock split of its common stock (the “Reverse Stock Split”). The accompanying financial statements, related notes, and disclosures give retroactive effect to the Reverse Stock Split unless specifically stated otherwise.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The most significant estimates relate to the calculation of stock-based compensation, the fair market value of our common stock, the fair market value of our deemed dividend, the fair market value of investment, the calculation of our derivative liability, useful lives and impairment of fixed assets, income taxes, the allocation of cost of sales between self-mining and leasing, the calculation to deternine cost of sales associated with consulting revenues, and contingencies. We base our estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. There have been no material changes to our accounting estimates since the issuance of our financial statements since the year ended August 31, 2024.

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

During the nine months ending May 31, 2025, we utilized one mining pool for our self-mining operations, which charges 0.3% of the bitcoin payable to us as a pool management fee. During the nine months ending May 31, 2025 and May 31, 2024, we generated $2,814,133 and $2,378,507, respectively, in revenues from mining cryptocurrency.

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

During the nine months ending May 31, 2025 and May 31, 2024, we generated $0- and $38,743, respectively, in revenues from hosting services.

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

During the nine months ending May 31, 2025 and May 31, 2024, we generated $846,347 and $210,662, respectively, in revenues from the sale of mining equipment.

Deferred Revenue

Deferred revenue represents payments received in advance for performance obligations not yet satisfied, primarily related to hosting services, post-sale support agreements and consulting services. During the nine months ended May 31, 2025, $14,365 of revenue recognized during the period was included in the deferred revenue balance at the beginning of the period.

The Company records deferred revenue for certain equipment sales where control has transferred but additional post-sale support obligations exist. These obligations are accounted for as separate performance obligations under ASC 606.

During the three months ended May 31, 2025 we introduced Mining-as-a-Service (“MaaS”) business model to supplement our revenues from self-mining, hosting and from the sale of equipment. We now deliver end-to-end mining infrastructure and management to companies seeking direct bitcoin mining exposure without the operational burden. Our MaaS strategy includes (i) hardware and infrastructure: this involves the sale or lease of mining machines, as well as full deployment support; (ii) operational management: this involves full fleet oversight, uptime maximization, and mining pool payout optimization; and (iii) financial and compliance support: this involves providing GAAP-aligned reporting tools and treasury integration guidance.

We also offer bitcoin treasury consulting services which help companies strategically integrate bitcoin into their corporate treasury operations. This service provides guidance on how to acquire, store, manage, and account for bitcoin, as well as risk management and hedging strategies.

We also engage in synthetic bitcoin mining through a dual approach: (i) we act as buyers when public miners pre-sell at discounted rates, and (ii) we pre-sell our own future hashrate (as defined below) to buyers and use the proceeds to fund new mining equipment without large upfront costs. Synthetic bitcoin mining is a model that allows participants to gain exposure to bitcoin mining rewards without operating physical mining hardware. Participants or buyers purchase a miner’s hashrate via a contract where they make a one-time payment (in either fiat currency or bitcoin) and receive daily bitcoin rewards for the duration of the contract. Essentially, participants or buyers aim to purchase hashrate at a discount to the expected future bitcoin payout.

Revenue from leasing arrangement

During the three months ended May 31, 2025 we entered into two machine leasing agreements with KULR Technology Group, Inc. (“KULR” or the “Lessee”). See Note 8. KULR Agreements. Under the terms of these agreement we leased 3,000 ASIC miners to KULR. Since KULR had control of the ASIC miners during the term of the leases. We met our performance requirement under the guidelines of ASC 606 by ensuring that machines were operating at 99% of capacity throughout the lease term. Cost of sales related to this lease revenue was calculated based on costs directly related to operating the 3,000 miners.

During the three months ended May 31, 2025 we generated $1,074,561 in lease revenue with $685,924 in leasing cost of sales.

Consulting revenue

On May 16, 2025, we also entered into a consulting and services agreement with KULR, see Note 8. KULR Agreements, under which we agreed to provide a variety of services to the Lessee relating to both the miners that are subject to the Lease and with regard to bitcoin mining in general. The services provided in relation to the leased miners include: performing, or causing to be performed, all commercially reasonable and necessary services required for the leased miners to operate consistent with the performance guidelines or guarantee in the Lease; managing the relationship with hosting providers of the leased equipment, as well as other hosting providers of the Lessee’s other bitcoin mining equipment; managing mining pool providers of the leased equipment, as well as other pool providers of the Lessee’s other bitcoin mining equipment; coordinating on-site and off-site miner repairs as necessary; dashboard monitoring of miners (miner and network error troubleshooting); market analysis, including monitoring miner market pricing, advising on miner purchases/sales, etc.; shipping logistics importing purchased miners/exporting sold miners.

In addition, we agreed to provide the following treasury management services: advice on security and custody solutions; regulatory and compliance expertise based on our experience, including GAAP revenue guidance and disclosure obligations; risk management and hedging strategies; techniques and strategies to maximize bitcoin exposure as a public company; customized treasury solutions; and proactive volatility management.

We determined that our cost sales related to providing this consulting income are calculated based on 10% of the gross salary of the individual providing the above related services.

During the three months ended May 31, 2025, we recorded $35,068 in consulting revenue with cost of sales consulting amounting to $7,500.

Cash and cash equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On May 31, 2025 and August 31, 2024, our cash equivalents totaled $1,473,501 and $499,270, respectively.

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

During the nine months ending May 31, 2025 and 2024, we realized gains from the change in the fair value of cryptocurrency of $24,733 and $119,774, respectively.

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

Prepaid expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid expenses are recorded at fair market value. As of May 31, 2025, and August 31, 2024, the balances of prepaid expenses were $155,000 and $675,000 respectively.

Customer advances

We defer revenues when cash payments are received in advance of our performance obligation required under the guidelines of ASC 606. Customer advances of $703,500 as of August 31, 2024 relate solely to an advance cash payment received from our customer for the delivery by us of certain transformers subject to the terms of a purchase order. As of May 31, 2025 and August 31, 2024, the balances of customer advances were $1,804,546 and $703,500, respectively.

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

As of May 31, 2025 and August 31, 2024, the carrying value of our note receivable was $592,870 and $655,277, respectively. Fair value was determined using a discounted cash flow model based on observable market interest rates for similar instruments (Level 2 inputs). The note receivable is interest bearing at 5% per annum with monthly payments through May 31, 2026.

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

No depreciation is recorded on an asset until it is placed in service. Due to the nature of the equipment, it can only be placed in service when the hosting site is properly configured to turn on the machines. As of May 31, 2025 and August 31, 2024 we had $3,228,600 and $3,071,565, respectively, of fixed assets not in service. During the nine months ended May 31, 2025, we performed an analysis of the carrying cost of our mining equipment compared to the current market price for the same equipment. As a result, we did not impair any of our mining equipment in the nine months ending May 31, 2025.

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

NOTE 2 – CRYPTOCURRENCIES

The following table presents additional dollar and unit information (each bitcoin represents one unit) about our bitcoin activity for the nine months ended May 31, 2025:

		Bitcoin
Beginning balance – August 31, 2024	$14,966	0.30
Revenue received from mining	2,814,132	31.16
Advance payment in cryptocurrency	449,899	3.90
Payments of loan with cryptocurrency	(738,752)	(7.62)
Cash proceeds from the sale of cryptocurrency, net of fees	(2,187,464)	(23.75)
Cryptocurrency used to pay expenses	(203,600)	(2.32)
Change in the fair market value of bitcoin	24,733	–
Ending balance – May 31, 2025	$173,916	1.67

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents our revenue disaggregated into categories based on the nature of such revenues:

	Nine Months Ended
	May 31, 2025	May 31, 2024
Revenues from the sale of mining equipment - net	$846,347	$210,662
Revenue from hosting, net	–	38,743
Revenues from leasing	1,074,561	–
Revenues from consulting	35,068	–
Revenue from self-mining	2,814,133	2,378,507
Total revenue	$4,770,110	$2,627,913

NOTE 4 – PROPERTY AND EQUIPMENT

The following table sets forth the components of our property and equipment at May 31, 2025 and August 31, 2024:

	May 31, 2025			August 31, 2024
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$3,733,401	$(1,620,143)	$2,113,258	$3,094,076	$(1,394,332)	$1,699,744
Equipment not in service	3,089,565	–	3,089,565	3,071,565	–	3,071,565
Total fixed assets	$6,822,966	$(1,620,143)	$5,202,823	$6,165,641	$(1,394,332)	$4,771,309

Equipment not in service as of May 31, 2025 was comprised of the following:

Transformers	$1,838,760
Immersion containers	1,250,805
Total	$3,089,565

As of May 31, 2025, equipment not in service was solely comprised of 4 immersion containers, immersion fluid and 15 transformers.

In November 2024, we purchased 3,000 ASIC miners for $1,035,000 (see “Note – Hash Rate Sale Agreements – November 2024 Luxor Agreement”).

In May 2025, we sold 850 ASIC miners for $129,200, and recorded a gain of $46,768 from the transaction.

For the nine months ended May 31, 2025 and May 31, 2024, we recorded $539,054 and $684,564 respectively, in depreciation expense.

NOTE 5 – INVESTMENTS AND NOTES RECEIVABLE

Policy on Doubtful Accounts

We evaluate notes receivable for impairment under the guidelines of ASC 310-10-35-41. We establish an allowance for doubtful accounts when we determine that collectability of the note is in question.

Investment in Joint Venture

In October 2022, we entered into a joint venture arrangement with ROC Digital Mining Manager LLC (“ROC Manager”) to jointly develop and operate a bitcoin mining operation in Pecos, Texas. Under the joint venture, we contributed one immersion container, six transformers and cash with a value of $987,429 as a capital contribution to ROC Digital Mining I LLC (“ROC Digital”). An affiliate of ROC Manager also contributed an immersion container. We simultaneously sold ROC Digital four immersion containers for $1,200,000, which is payable pursuant to a promissory note that bears interest at 5% per annum, and provides for monthly amortizing payments through May 31, 2026. The note is secured by the equipment that was sold. As of May 31, 2025 and August 31, 2024, the principal and interest amount due on the note receivable from ROC Digital was $592,870 and $655,277, respectively. As of May 31, 2025, we estimate the fair value of the note receivable is $592,870 which we estimate to be the net realizable amount if we have to repossess the collateral after all related costs, including legal, moving, storage, and other resale expenses. We own approximately 30% of ROC Digital, and 33 1/3% of ROC Manager.

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

As of May 31, 2025 the joint venture arrangement was classified as a long term asset on our balance sheet with a value of $667,707. The site became electrified in June 2023. During the nine months ended May 31, 2025 we conducted a valuation study on the value of our investment. That study determined that the fair value market value of our joint venture investment exceeded our carrying value. However, we did not increase the value of our investment on our balance sheet.

Notes Receivable

Notes receivable consist of notes received as partial consideration for the sale of mining equipment. As of May 31, 2025 and August 31, 2024, notes receivable consist of the following:

	As of May 31, 2025	As of August 31, 2024
Note receivable in original principal amount of $1,200,000, bearing interest at 5.0% per annum, payable in 41 equal monthly payments of $31,204 commencing December 30, 2022.	$592,870	$655,277

Total	592,870	655,277

Less: Non-current portion	(218,426)	(280,834)

Notes receivable – short-term	$374,444	$374,444

The note receivable in the original principal amount of $1,200,000 is collateralized by the mining equipment that was the subject of the sale. As of August 31, 2024, the fair value of collateral held was estimated to be in excess of $500,000. In case of default, we have the right to repossess the collateralized equipment. As of May 31, 2025, the note is in default as a result of the borrower’s failure to make a number of monthly payments thereon, and as a result the note is on non-accrual status. As of May 31, 2025, the fair value of this note was $592,870, which we estimate to be the net realizable amount if we have to repossess the collateral after all related costs, including legal, moving, storage, and other resale expenses. Fair value was determined using a discounted cash flow model based on observable market interest rates for similar instruments (Level 2 inputs) in accordance with ASC 825-10-50-10.

During the nine months ended May 31, 2025, we recorded $719 in interest income on the note.

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

Effective May 13, 2023, the LOC Agreement was amended to increase the amount that we may borrow thereunder to $1,750,000, extended the date by which we could borrow funds thereunder to December 1, 2023, and extended the maturity date to December 1, 2024. Simultaneous with the extension, we borrowed an additional $500,000. Effective November 4, 2024, we and IDI amended the LOC Agreement to increase the amount that we may borrow thereunder to $2,300,000. In addition, IDI agreed that we have the right to extend the maturity date for six monthly periods in consideration for an extension fee of $25,000 for each extension, which will be added to the balance due thereunder. In addition, IDI was granted the right to convert 575,000 shares of common stock it owns into 2,300 shares of Series B Convertible Preferred Stock. In consideration for the above amendments, IDI agreed to approve a new draw under the line of credit of $250,000 and to purchase an additional 200 shares of Series B Convertible Preferred Stock for $200,000, for net new financing to us of $450,000. As of May 31, 2025, the amount of principal and interest due to related party was $1,875,000 and $516,407, respectively, as compared to $1,625,000 and $315,609 at August 31, 2024.

In June 2025, the balance due under the LOC Agreement was satisfied in full. See “Note 10 – Subsequent Events.”

Transactions with ROC Digital Mining I, LLC

In October 2022, we entered into a joint venture arrangement with ROC Manager to jointly develop and operate a bitcoin mining operation in Pecos, Texas. Under the joint venture, we contributed one immersion container, six transformers and cash with a value of $987,429 as a capital contribution to ROC Digital. We simultaneously sold ROC Digital four immersion containers for $1,200,000, which is payable pursuant to a promissory note that bears interest at 5% per annum, and is payable pursuant to monthly payments of $31,203.64 per month through May 31, 2026. The note is secured by the equipment that was sold. As of May 31, 2025 and August 31, 2024 the principal and interest amount due on the note receivable from ROC Digital was $592,870 and $655,277, respectively. We own approximately 30% of ROC Digital, and 33 1/3% of ROC Manager. John Kelly, one of our directors, owns approximately 49% of ROC Digital, 33 1/3% of ROC Manager and is a manager of ROC Manager.

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

See “Note 5 – Investment in Joint Venture,” for more information about ROC Digital and ROC Manager.

Transactions with Rykor Energy Solutions, LLC

In May 2024, we brokered the sale of 20 transformers to Rykor Energy Solutions, LLC (“Rykor”). The total sales price of the transformers was approximately $1,407,000 and our total cost was expected to be $1,340,000. As of August 31, 2024, we had received $703,500 against this order which is classified as an advance payment-related party since the order had not shipped as of August 31, 2024. Additionally, we made a payment of $670,000 to the supplier of the transformers. This amount was classified as a prepaid expense on our balance sheet as of August 31, 2024. During the nine months ended May 31, 2025, by mutual agreement the order was reduced to ten transformers instead of 20 transformers. These units were delivered and we recorded revenue of $703,500 with a cost of sales of $670,000 resulting in a profit of $33,500 during the nine months ended May 31, 2025.

At the time of the transaction, Rykor owned 133,600 shares of our common stock and warrants to purchase an additional 267,200 shares, and as a result was the beneficial owner of approximately 17.8% of our common stock. John Kelly, one of our directors, is a principal of Rykor. The warrants expired unexercised in January 2025.

NOTE 7 – HASH RATE SALE AGREEMENTS

November 2024 Luxor Agreement

On November 14, 2024, we entered into an agreement to purchase 3,000 used S-19j Pro bitcoin miners for a total price of $1,035,000 from Luxor Technology Corporation (“Luxor”). We later entered into a Co-Location Services Agreement with DVSL ComputeCo, LLC to host 2,900 of the miners, and we plan to deploy the remaining 100 miners at our Trinidad data center. We financed $765,862 of the purchase price from the proceeds of a Master Hashrate Purchase and Sale Agreement (the “Hashrate Sale Agreement”). The balance of the purchase price was paid from cash on hand. Under the Hashrate Sale Agreement, we sold 90 PH per day of hashing capacity for 365 days at a price of 0.0005 per hashrate.

Under the terms of the Hashrate Sale Agreement, we recorded the following transactions in our financial statements during the nine months ended May 31, 2025:

➢	We recorded fixed assets not in service amounting to $1,035,000 for the 3,000 miners we purchased with an offsetting entry to record a loan due to Luxor of $1,035,000 payable per the terms described above.
➢	On the date we entered into the Hashrate Sale Agreement the bitcoin equivalent of 90 PH for 365 days at a price of $0.0005 per hashrate was the equivalent of 16.425 bitcoin. The market equivalent on the same date we entered into the Hashrate Sale Agreement was 18.42474 bitcoin. The price of bitcoin on the date we entered into the contract was $88,100.
➢	During the period from inception of the Hashrate Sale Agreement to May 31, 2025 we also recorded a loss on the extinguishment of debt of $288,718 because the contractual value of the hashrate we delivered under the Hashrate Sale Agreement, which retired $765,862 in debt due to Luxor, had a market value of $1,054,580.
➢	On May 22, 2025 we closed out our contract with Luxor by making a cash payment of $706,833. As a result the loan balance due to Luxor was $-0- as of March 31, 2025.

April 2025 Antilia Sur S.A. Agreement (“Antillia”)

On April 23, 2025 we entered into a 30 day Hashrate Purchase Agreement with Antilia to acquire 75 PH hashrate for $104,670. The Company earned $120,987 in revenue from this Agreement. Although the agreement ended on May 22, 2025 Antilia continued to direct more hashrate to our pool than required through May 31, 2025. This resulted in a bitcoin overpayment of 0.6292088 valued at $64,176. We did not record any revenue on this amount and have categorized the $64,176 overpayment received as of May 31, 2025 as a “Customer Advance” on our balance sheet.

NOTE 8 – KULR AGREEMENTS

March 2025 Lease Agreement

On March 8, 2025, we entered into a Machine Lease Agreement (the “March Lease”) with KULR Technology Group, Inc. (the “Lessee”), under which we leased 2,500 ASIC miners to KULR for the period from March 8, 2025 to May 7, 2025. Total lease payments under the March Lease were $850,000, with $670,000 paid at the inception of the contract and the remainder paid on April 7, 2025.

During the March Lease term, all bitcoin produced by the machines is payable to the Lessee, provided that if the Lessee failed to make the April 2025 lease payment on the time, we had the right to redirect bitcoin production from the miners to our wallet account until the lease payment has been satisfied, by valuing the bitcoin produced each day at the price of bitcoin at midnight Universal Time Coordinated (UTC) on that day. Under the March Lease, we were responsible for any casualty loss of the miners, for insuring the miners against loss, for any repair or maintenance costs of the miners, for any hosting fees or electricity costs of the miners, and for any taxes assessed against the miners, including ad valorem property taxes. The Lessee was responsible for any mining pool fees charged by the mining pool in which the miners participate. We provided a down-time guarantee in the March Lease, under which we were obligated to compensate the Lessee to the extent the operational down-time on any day exceeded one percent. The compensation payable by us was equal to the bitcoin that would have otherwise been mined by the Lessee on that day to the extent the down-time exceeded one percent, valued at the price of bitcoin at midnight UTC time on that day, less any rebates or credits received from the hosting firm of the miners that were passed through to the Lessee.

May 2025 Lease Agreement

On May 16, 2025, we entered into a Machine Lease Agreement (the “May Lease”) with the Lessee, under which we leased 3,000 ASIC miners to the Lessee for the period from May 16, 2025 to December 31, 2025. Total lease payments under the May Lease are $3,200,000, with $1,600,000 paid at the inception of the contract and the remainder payable through five monthly payments of $320,000 each. The first monthly payment is due July 15, 2025, and the other four payments are due on the 15th day of the next four calendar months.

During the May Lease term, all bitcoin produced by the machines is payable to the Lessee, provided that if the Lessee fails to pay any monthly lease payment by the 20th day of the calendar month, we have the right to redirect bitcoin production from the miners to our wallet account until the lease payment has been satisfied, by valuing the bitcoin produced each day at the price of bitcoin at midnight Universal Time Coordinated (UTC) on that day. Under the May Lease, we are responsible for any casualty loss of the miners, for insuring the miners against loss, for any repair or maintenance costs of the miners, for any hosting fees or electricity costs of the miners, and for any taxes assessed against the miners, including ad valorem property taxes. The Lessee is responsible for any mining pool fees charged by the mining pool in which the miners participate. We provided a down-time guarantee in the May Lease, under which we are obligated to compensate the Lessee to the extent the operational down-time on any day exceeds one percent. The compensation payable by us is equal to the bitcoin that would have otherwise been mined by the Lessee on that day to the extent the down-time exceeds one percent, valued at the price of bitcoin at midnight UTC time on that day, less any rebates or credits received from the hosting firm of the miners that are passed through to the Lessee.

During the three months ended May 31, 2025, the Company recorded $1,074,561 as lease revenue from these contracts. As of May 31, 2025, we had a liability of $1,375,438 due to the Lessee for advance lease payments made and this amount is included in “Customer Advances” on our balance sheet.

Consulting and Services Agreement

Simultaneous with the execution of the May Lease, we entered into a Consulting and Services Agreement (the “Consulting Agreement”) with the Lessee, under which we agreed to provide a variety of services to the Lessee relating to both the miners that are subject to the May Lease and with regard to bitcoin mining in general. The services provided in relation to the leased miners include: performing, or causing to be performed, all commercially reasonable and necessary services required for the leased miners to operate consistent with the performance guidelines or guarantee in the May Lease; managing the relationship with hosting providers of the leased equipment, as well as other hosting providers of the Lessee’s other bitcoin mining equipment; managing mining pool providers of the leased equipment, as well as other pool providers of the Lessee’s other bitcoin mining equipment; coordinating on-site and off-site miner repairs as necessary; dashboard monitoring of miners (miner and network error troubleshooting); market analysis, including monitoring miner market pricing, advising on miner purchases/sales, etc.; shipping logistics importing purchased miners/exporting sold miners.

In addition, we agreed to provide the following treasury management services: advice on security and custody solutions; regulatory and compliance expertise based on our experience, including GAAP revenue guidance and disclosure obligations; risk management and hedging strategies; techniques and strategies to maximize bitcoin exposure as a public company; customized treasury solutions; and proactive volatility management.

The Lessee agreed to pay us $800,000 of compensation under the Consulting Agreement, of which $400,000 was paid at inception of the contract, and the remaining $400,000 is payable in five monthly payments of $80,000 each beginning on July 15, 2025, and continuing on the 15th day of the next four calendar months. The term of the Consulting Agreement is from May 16, 2025 to May 15, 2026. In the event the Consulting Agreement is terminated by us without cause or by the Lessee for cause, we are obligated to refund the unearned portion of any consulting fees that have been paid, but in no event more than 50% of the amount of consulting fees actually paid.

During the three months ended May 31, 2025 we recorded $35,068 in consulting revenue with a cost of sales of $7,500. As of May 31, 2025, we had a liability of $364,932 due to the Lessee for advance consulting payments made and this amount is included in “Customer Advances” on our balance sheet.

NOTE 9 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

We are authorized to issue 500,000,000 shares of Common Stock with a par value of $0.0001 per share, and 20,000,000 shares of preferred stock with a par value of $0.0001 per share. As of May 31, 2025, and August 31, 2024, there were 2,053,366 and 2,495,630 shares of common stock outstanding, respectively.

Reverse Stock Split

On May 15, 2025 the Company effected a 1-for-20 reverse stock split of its common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective by filing an amendment to our certificate of incorporation. The Reverse Stock Split was necessary to enable us to meet the initial minimum share price requirements of a national securities exchange. We did not issue any fractional shares as a result of the reverse split. Instead, shareholders received cash equal to the market value of their fractional shares.

The accompanying financial statements and related notes give retroactive effect to this Reverse Stock Split unless specifically stated otherwise.

Series A Convertible Preferred Stock

As of May 31, 2025 and August 31, 2024, our board of directors had authorized the issuance of a series of preferred stock, the Series A Convertible Preferred Stock (the “Series A Preferred”), for 500,000 shares, of which 453,966 shares had been issued. The Series A Preferred has the following rights:

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

Voluntary Conversion Rights: Each share of Series A Preferred Stock is convertible into that number of shares of common stock equal to the liquidation preference of the Series A Preferred divided by a conversion price of $4.00 per share.

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

During the nine months ended May 31, 2025, we issued 2,500 shares of Series B Preferred which was convertible into common stock at $4.00 per share. The issuance of the Series B Preferred with a conversion price of $4.00 per share resulted in the conversion price of the Series A Preferred being automatically lowered to $4.00 per share from $11.50 per share. The reduction of the conversion price of the Series A Preferred resulted in the holders thereof being entitled to an additional 740,162 shares of common stock if all of the Series A Preferred were converted into common stock. As a result, we recorded a deemed dividend charge of $2,960,648 for the value of the extra shares issuable under the Series A Preferred, which were valued at $4.00 per share.

In June 2025, all of the shares of Series A Preferred were converted into common stock. See “Note 10 – Subsequent Events.”

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

Voluntary Conversion Rights: Each share of Series B Preferred Stock is convertible into that number of shares of common stock equal to the liquidation preference of the Series B Preferred divided by a conversion price of $4.00 per share.

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

In November 2024, we issued 2,500 shares of Series B Preferred to IDI in consideration for 575,000 shares of common stock owned by IDI and a cash investment of $200,000. These 575,00 common shares were retired and are no longer outstanding.

In June 2025, all of the shares of Series B Preferred were converted into common stock. See “Note 10 – Subsequent Events.”

Issuance of Common Shares

During the nine months ended May 31, 2025, we issued the following shares.

•	During the three months ended November 30, 2024, we issued 25,000 shares to each of two officers, for a total of 50,000 shares, as part of their compensation for fiscal 2025 officer services. These shares were valued at $5.78 each and are being amortized to expense quarterly on a pro rata basis (see below).

•	During the three months ended November 30, 2024, we issued 12,750 shares to various service providers in lieu of cash. These shares were valued at $5.78 each and are being amortized to expense quarterly on a pro rata basis (see below).

•	During the three months ended May 31, 2025, we issued 61,500 shares to our officers and directors for accrued compensation for 2025 services. These shares were valued at $5.78 each and are being amortized to expense quarterly on a pro rata basis (see below).

•	During the three months ended May 31, 2025, we issued 8,500 common shares to two service providers in lieu of cash. These shares were valued at $5.78 each and are being amortized to expense quarterly on a pro rata basis (see below).

We estimate the fair value of stock-based compensation based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). We attribute compensation to expense using the straight-line method. Since our common stock is thinly traded, we previously utilized the value, or an estimate thereof, paid by third parties for common stock in arms-length transactions. However, since no stock transactions have occurred since 2022, we engaged an accredited third party valuation firm to estimate the fair market value of our common stock. As a result of their findings, the fair market value of our common stock was reduced from $8.80 to $5.78 for all stock issuances from August 31, 2024 to May 31, 2025.

Vesting of Shares

Of our outstanding shares at May 31, 2025, 135,360 shares were issued as compensation to a former officer, and do not vest unless the officer is still acting as a consultant to us as of December 31, 2028. We amortize the value of these share pro rata during the vesting period under the assumption that shares will vest. If the vesting condition is not satisfied, all of the shares will be forfeited by the former officer.

In August 2023, we issued 7,500 shares of common stock to Lori Love as a signing bonus for joining our board of directors. Under the terms of the issuance, the shares vested at the rate of 500 shares per month for 15 months to the extent Ms. Love was still a board member at each vesting date. All of the shares became fully vested in November 2024.

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

On August 23, 2022, we issued 42,500 shares each to Raymond Mow and Erik Nelson as compensation for officer services. Under the terms of the issuance, the shares were to vest in full on January 15, 2025 if the officer was still employed by us at that time. All of the shares vested in full on the scheduled vesting date of January 15, 2025.

Public Offering of Common Stock

On January 21, 2025, we filed a registration statement on Form S-1 to register an indeterminate number of shares of our common stock in a public offering to be led by ThinkEquity LLC as lead underwriter. The public offering is being pursued in order to raise capital to fund the growth of our business and to achieve a listing of our common stock on a national securities exchange. The public offering was declared effective by the Securities and Exchange Commission on June 4, 2025 and was completed on June 6, 2025. (See “Note 10 – Subsequent Events”).

Warrants

As of May 31, 2025, we had the following warrants outstanding:

Class	Amount Outstanding	Exercise Price	Expiration Date
Class C-3 Warrants	1,280	$25.00	June 27, 2027
Total	1,280

During the nine months ended May 31, 2025, a total of 207,280 Class C-1 Warrants and 207,280 Class C-2 Warrants expired.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of May 31, 2025 and August 31, 2024, we had the following contractual commitments.

On May 16, 2025, we entered into the May Lease with the Lessee, under which we leased 3,000 ASIC miners to the Lessee for the period from May 16, 2025 to December 31, 2025. Total lease payments under the May Lease are $3,200,000, with $1,600,000 paid at the inception of the contract and the remainder payable through five monthly payments of $320,000 each. Under the Lease, we are obligated to pay all costs associated with the ownership and operation of the miners except for mining pool fees. In addition, on the same date, we entered into the Consulting Agreement with the Lessee. The services that we are obligated to provide under the Consulting Agreement include performing, or causing to be performed, all commercially reasonable and necessary services required for the leased miners to operate consistent with the performance guidelines or guarantee in the May Lease. Total consulting payments under the Consulting Agreement are $800,000, with $400,000 paid at inception and the remainder payable through five monthly payments of $80,000 each. See “Note 8 -- “KULR Agreements,” for a more complete description of the agreements.

As of May 31, 2025, we had received $1,375,438 in advance lease payments from the Lessee, and $364,932 in advance consulting payments. We have a contractual commitment for the next 212 days to ensure that the 3,000 ASIC miners we leased to KULR are at least 99% operational for each day during that period and to pay all costs associated with their operation other than mining pool fees.

NOTE 11 – SUBSEQUENT EVENTS

Closing of Public Offering

On January 21, 2025, we filed a registration statement on Form S-1, as amended (File No. 333-284361) (the “Registration Statement”), under the Securities Act of 1933, to register an indeterminate number of shares of our common stock in a public offering to be led by ThinkEquity LLC as lead underwriter. The public offering is being pursued in order to raise capital to fund the growth of our business and to achieve a listing of our common stock on a national securities exchange. The public offering was declared effective by the Securities and Exchange Commission on June 4, 2025.

On June 4, 2025, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with ThinkEquity LLC (“Underwriter”), relating to a firm commitment underwritten public offering (the “Offering”) of our common stock. Pursuant to the Underwriting Agreement, we sold 2,250,000 shares (“Shares”) of our common stock to the underwriters at a discount to the public offering price of $7.40 per share (92.5% of the public offering price of $8.00 per share), and granted the Underwriter a 45-day over-allotment option to purchase up to 337,500 additional shares of Common Stock, equivalent to 15% of the shares of Common Stock sold in the Offering (the “Option”).

The closing of the Offering occurred on June 6, 2025. The net proceeds to us from the sale of the Shares, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by us, were $16,150,000. We intend to use the net proceeds from the Offering in the short-term to purchase bitcoin.

Upon closing of the Offering, we issued the Underwriter warrants (the “Representative’s Warrants”) to purchase up to 129,375 shares of Common Stock, representing 5% of the aggregate number of Shares sold in the Offering. The Representative’s Warrants are exercisable at a per share exercise price of $10.00, which represents 125% of the public offering price of $8.00. The Representative’s Warrants are exercisable, in whole or in part, during the four and one-half year period commencing 180 days from the commencement of sales of the Shares in the Offering.

The Underwriting Agreement contains customary representations, warranties, and covenants made by us. It also provides for customary indemnification by each of us and the Underwriter for losses or damages arising out of or in connection with the Offering, including for liabilities under the Securities Act. In addition, pursuant to the terms of the Underwriting Agreement, each of our directors, executive officers, and holders of 5% or more of the shares of Common Stock have entered into “lock-up” agreements with the Underwriter that generally prohibit, without the prior written consent of the Underwriter, the sale, transfer, or other disposition of our securities for a period of 180 days (with respect to our directors and executive officers) and 90 days (with respect to the holders of 5% or more of the issued and outstanding shares of Common Stock who are not directors and executive officers) from June 4, 2025.

Further, pursuant to the terms of the Underwriting Agreement, we have agreed for a period of 90 days from June 4, 2025 not to (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of our capital stock or any securities convertible into or exercisable or exchangeable for shares of our capital stock; (ii) file or caused to be filed any registration statement with the U.S. Securities and Exchange Commission (the “Commission”) relating to the offering of any shares of our capital stock or any securities convertible into or exercisable or exchangeable for shares of our capital stock; (iii) complete any offering of our debt securities, other than entering into a line of credit with a traditional bank or (iv) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of our capital stock, whether any such transaction described in (i), (ii), (iii) or (iv) above is to be settled by delivery of shares of our capital stock or such other securities, in cash or otherwise. In addition, for a period of 24 months after June 4, 2025, we may not directly or indirectly enter into an agreement to engage in any “at-the-market,” continuous equity or variable rate transaction without the prior written consent of the Underwriter.

For a period of 24 months following June 6, 2025, the Underwriter has an irrevocable right of first refusal to act as sole and exclusive investment banker, sole and exclusive book-runner and/or sole and exclusive financial advisor, sole and exclusive underwriter and/or sole and exclusive placement agent, at the Underwriter’s sole and exclusive discretion, for each and every future public and private equity and debt offerings for us, or any successor to or any subsidiary of us, including all equity linked financings, on terms customary to the Underwriter.

Letter Agreement with Jonathan Bates and Innovative Digital Investors Emerging Technology, LP

On January 17, 2025, we entered into a letter agreement (the “Letter Agreement”) with Jonathan Bates and Digital Investors Emerging Technology, LP (“IDI”) relating to the conversion of preferred shares owned by Mr. Bates and IDI, and settlement and satisfaction of amounts due IDI by us under the LOC Agreement. Mr. Bates is our chairman and chief executive officer. IDI is a limited partnership controlled by Mr. Bates and Raymond Mow, one of our directors and our chief financial officer.

Under the terms of the Letter Agreement, Jonathan Bates and IDI agreed, upon the successful consummation of the Offering, to convert their shares of Series A Convertible Preferred Stock into shares of common stock at the contractual conversion price, which was $4.00 per share after adjustment for the effects of the Company’s 1-for-20 reverse stock split (the “Reverse Stock Split”). IDI further agreed, upon the consummation of the Offering, to convert its shares of Series B Convertible Preferred Stock into shares of common stock at the contractual conversion price, which was $4.00 per share after adjustment for the effects of the Reverse Stock Split. On June 6, 2025, the Series A Convertible Preferred Stock held by Jonathan Bates and IDI were converted into 375,000 and 759,915 shares of Common Stock, respectively. On June 6, 2025, the Series B Convertible Preferred Stock held by IDI were also converted into 625,000 shares of Common Stock.

The Letter Agreement also provided for the settlement of the debt due to IDI under the LOC Agreement as follows:

(i)   IDI converted $1,000,000 of the amount due under the LOC Agreement into a new loan of $1,000,000 evidenced by a Promissory Note issued to IDI dated January 28, 2025, but effective as of the closing of the Offering (the “LA Note”). The LA Note provides for interest at 12.5% per annum, monthly payments of accrued interest only, and a ballon payment of all principal and interest due on December 1, 2026. Upon the occurrence of an event of default under the LA Note, IDI may declare the principal amount then outstanding and the accrued interest to be forthwith due and payable. The LA Note is unsecured and not convertible into common stock;

(ii)  IDI exchanged $600,000 of the amount owed under the LOC Agreement for the amount due to the Company from ROC Digital Mining I, LLC. This exchange of debt is evidenced by an Assignment of Interest in Loan dated January 28, 2025, but effective as of the closing of the Offering, between the Company and IDI (the “Assignment”). IDI further acknowledged the forgiveness of $2,415.75, representing the difference between $600,000 and the amount due from ROC Digital Mining I, LLC at the time; and

(iii) Any amount remaining due under the LOC Agreement following the transactions described in (i) and (ii) above was exchanged for shares of Common Stock at the public offering price in the Offering. The outstanding amount under the LOC Agreement as of June 6, 2025, after subtracting $1,600,000 (covered by the LA Note and the Assignment), was $796,190 which was converted into 99,523 shares of Common Stock at the public offering price of $8.00. As part of the conversion of the balance under the LOC Agreement into Common Stock, IDI waived the monthly $25,000 fees that it was owed in return for extending the maturity date of the LOC Agreement for six months from December 1, 2024 to May 31, 2024.

Listing of Common Stock

Our common stock was approved for listing on the NYSE American LLC stock exchange (“NYSE American”). Trading on NYSE American commenced on June 5, 2025 under the trading symbol “BMNR.” Our common stock ceased being quoted on the OTC Markets’ OTCQX Best Market concurrent with the NYSE American listing.

Registration of our Common Stock under Section 12(b) of the Securities Exchange Act

On June 2, 2025, we filed a registration statement to register our common stock under Section 12(b) of the Securities Exchange Act. Our common stock was previously registered under Section 12(g) of the Securities Exchange Act.

Private Placement

On June 30, 2025, we entered into a Securities Purchase Agreement with a number of sophisticated investors to sell up to 55,555,556 shares of common stock (or prefunded warrants exercisable to acquire common stock) at a price of $4.50 per share in a private placement. The expected aggregate proceeds are approximately $250 million before deducting placement agent fees and other offering expenses. The proceeds will be used to implement an Ethereum treasury strategy in the public equity markets. We intend to use the funds to acquire the native cryptocurrency of Ethereum blockchain commonly referred to as “ETH” and the establishment of our treasury operations. ETH will serve as our primary treasury reserve asset. Closing is subject to the approval of the transaction by the NYSE American exchange.

In connection with the private offering, we entered into a Registration Rights Agreement under which we agreed to file a registration statement to register the resale of the common shares sold in the offering, including any common shares that may be acquired upon exercise of the prefunded warrants, within 20 days after the closing date, and to diligently prosecute the registration statement. The Registration Rights Agreement also granted the investors piggyback registration rights to the extent of any shares sold in the offering that are not included in the original registration statement for any reason. In connection with the private offering, each investor also executed a Lock-Up Agreement which provides that the investor will not sell any shares acquired in the offering until the date the registration statement filed under the Registration Rights Agreement is declared effective by the SEC, at which time 50% of the shares acquired in the offering by the investor may be sold. The remainder of any shares acquired by the investor may not be sold under 30 days after the registration statement is declared effective.

Exercise of Over-Allotment Option

On July 1, 2025, ThinkEquity LLC exercised an overallotment option to acquire 337,500 share of common stock at the public offering price of $8.00 per share, less an underwriting discount of $0.60 per share, for net proceeds to us of $7.40 per share, or $2,497,500. We expect to receive the proceeds and issued the shares on July 2, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of our operations and financial condition for the three and nine months ended May 31, 2025 and May 31, 2024, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview

Our business strategy generally involves the accumulation of bitcoin for long-term investment, whether acquired by our bitcoin mining operations or from the proceeds of capital raising transactions. From time to time, subject to market conditions, we intend to (i) issue debt or equity securities or engage in other capital raising transactions with the objective of using the proceeds to purchase bitcoin, and (ii) expand our bitcoin mining operations and retain any bitcoin we generate to the extent it exceeds our working capital requirements. We intend to fund further bitcoin acquisitions and mining expansion primarily through issuances of common stock and a variety of fixed-income instruments, including debt, convertible notes and preferred stock. We may also finance our mining expansion by conservatively leveraging our bitcoin holdings.

We view our bitcoin holdings as long-term holdings and expect to continue to accumulate bitcoin. We have not set any specific target for the amount of bitcoin we seek to hold and we will continue to monitor market conditions in determining whether to engage in additional financings to purchase additional bitcoin. This overall strategy also contemplates that we may (i) periodically sell bitcoin for general corporate purposes or in connection with strategies that generate tax benefits in accordance with applicable law, (ii) enter into additional capital raising transactions that are collateralized by our bitcoin holdings, and (iii) consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings.

Our bitcoin mining operations focus in the short-term on placing our new miners with third party hosting firms because we do not have the data center capacity to accommodate new miners. Hosting services include the provision of mining equipment and energized space and the monitoring, troubleshooting, and repair and maintenance of customer mining equipment. In the long-term, we plan to build data centers for our miners because we believe our total costs of operating the miners will be less. At present, we host approximately 9% of our fleet of miners and the remainder is hosted by third parties on a fee basis.

The data centers that we build use immersion cooling technology. Immersion cooling is the process of submerging computer components (or full servers) in a thermally, but not electrically, conductive liquid (dielectric coolant) allowing higher heat transfer performance than air and many other benefits. Manufacturers of immersion systems report that immersion cooling, as compared to air cooling, can reduce the energy costs associated with cooling a data center by up to 90% and can reduce the cost of operating servers by up to 10%. In addition, manufacturers of immersion systems report the cooler, dust-free environment provided by immersion cooling can extend the life of data center equipment when compared to an air-cooled environment.

Through our Mining-as-a-Service (“MaaS”) business model, we deliver end-to-end mining infrastructure and management to companies seeking direct bitcoin mining exposure without the operational burden. Our MaaS strategy includes (i) hardware and infrastructure: this involves the sale or lease of mining machines, as well as full deployment support; (ii) operational management: this involves full fleet oversight, uptime maximization, and mining pool payout optimization; and (iii) financial and compliance support: this involves providing GAAP-aligned reporting tools and treasury integration guidance.

We also offer bitcoin treasury consulting services which help companies strategically integrate bitcoin into their corporate treasury operations. This service provides guidance on how to acquire, store, manage, and account for bitcoin, as well as risk management and hedging strategies.

We also engage in synthetic bitcoin mining through a dual approach: (i) we act as buyers when public miners pre-sell at discounted rates, and (ii) we pre-sell our own future hashrate (as defined below) to buyers and use the proceeds to fund new mining equipment without large upfront costs. Synthetic bitcoin mining is a model that allows participants to gain exposure to bitcoin mining rewards without operating physical mining hardware. Participants or buyers purchase a miner’s hashrate via a contract where they make a one-time payment (in either fiat currency or bitcoin) and receive daily bitcoin rewards for the duration of the contract. Essentially, participants or buyers aim to purchase hashrate at a discount to the expected future bitcoin payout.

Our Revenue Sources

We generate revenues primarily from proprietary mining of bitcoin, consisting of our share of rewards from solving a block and transaction fees. Our digital asset self-mining activity competes with a myriad of mining operations throughout the world to complete new blocks in the blockchain and earn the reward in the form of an established unit of a digital asset. The primary factors that impact proprietary mining revenues include: (i) the price of bitcoin; (ii) the efficiency of our miners relative to that of our competitors; (iii) the availability of attractive electricity prices since power usage is the primary marginal cost for any mining operation; (iv) the availability of mining and immersion hosting equipment at attractive prices; and (v) whether we have available capacity for mining in our data center facilities or are required to use third party hosting firms for our miners.

Our approach to synthetic bitcoin mining is also a source of revenue for us; we act as buyers when public miners pre-sell at discounted rates, and we pre-sell our own future hashrate to buyers. We entered into a Hashrate Purchase Agreement with a third party on April 22, 2025, wherein they presold the hashrate from their miners to us for approximately $104,670. The contract is for one month and we are expecting to receive between $110,000 to $115,000 worth of bitcoin throughout the duration of the contract. We expect to continue this arrangement with the third party on a month-to-month basis; however, there can be no assurance that we will continue this arrangement.

We also generate revenues from the advantageous purchase and sale of equipment used for digital asset mining and hosting. We have verbal arrangements with some suppliers that enable us to acquire highly desired equipment at wholesale prices which we sometimes resell to third parties. The primary factors that impact resales of mining equipment include the availability of equipment at attractive prices and the number of participants willing to enter the mining business or expand their existing operations, which is highly correlated to the margin from mining as determined by the market price of bitcoin and prevailing energy costs. Also, we believe our resales of mining equipment will be impacted by the existence of hosting capacity with attractive electricity rates in our hosting operations, as hosting clients have historically been a major source of customers for this line of business.

We also earn revenue from our MaaS and bitcoin treasury consulting services. Through an agreement with KULR Technology Group, Inc. (“KULR”), we leased 3,000 bitcoin ASIC miners to KULR through December 30, 2025, for $3,200,000, with $1,600,000 paid upfront. KULR also engaged us for an $800,000 consulting agreement for one year, focused on bitcoin Mining-as-a-Service and bitcoin treasury strategy.

We have occasionally earned hosting revenues by hosting third party miners when we had spare capacity in our hosting facilities described below. The primary factors that impact future hosting revenues include: (i) the price of bitcoin, since hosting revenues are primarily a percentage of bitcoin mined by clients; (ii) the completion of operational hosting facilities as potential hosting clients have been reluctant to sign contracts prior to the date we have a fully operational hosting facility; and (iii) the availability of attractive electricity prices since power usage is the primary marginal cost for any mining operation. At the present time, we do not have any hosting clients and are not marketing our services to hosting clients.

Revenues from cryptocurrency mining, whether derived from hosting clients or from proprietary mining, are impacted significantly by volatility in bitcoin prices, as well as increases in the bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks. Below are changes in key metrics effecting the profitability of mining bitcoin during the nine months ended May 31, 2025:

	As of May 31, 2025	As of August 31, 2024	Percent Change

Network hash rate	942.612	620.355 EH/s	51.95%
Difficulty index	126.98	89.47 trillion	41.92%
Bitcoin market price	$104,638.09	$58,969.90	77.44%

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

Trinidad Operations

We have entered into an agreement with Telecommunications Services of Trinidad & Tobago Limited (“TSTT”), the largest and oldest telecom company in Trinidad, to co-locate up to 125 800 kilowatt (“kW”) containers for hosting digital asset miners. TSTT has numerous potential locations for co-location of our containers. Under the agreement, we have the option, but not the obligation, to co-locate containers at our own pace. We pay a fixed amount per container, plus the actual electricity costs incurred by our containers in the amount billed to TSTT by the local utility without any markup. The agreement provides that our hosting containers will be billed for electricity usage at the local utility’s standard rate which is the greater of 3.5 cents per kilowatt hour (“kWh”) or 75% of the declared reserve capacity, which is equal to the customer’s highest expected monthly kilovolt-ampere demand at $7.40. The term of the agreement expires on October 14, 2031. We have the right to terminate our agreement with TSTT at any time that the price for electricity consumption exceeds $0.05 per kWh. Also, both parties have the right to terminate the agreement on one month’s notice to the other party in either the third or sixth year of the term.

We have one site with two containers operational in Trinidad. As of the date of this prospectus, we had 465 miners located at the site, of which 315 were in operation. We have two additional unused containers in Trinidad and are evaluating other TSTT sites as a location for those containers. We are also leasing space from a third party under an oral at-will agreement to co-host 60 miners for which we pay a flat rate of $0.06 per kWh each month. We ultimately intend to move all of our miners in Trinidad to our TSTT hosting facilities.

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

Pecos, Texas Operations

In October 2022, we entered into a joint venture arrangement with ROC Manager to jointly develop and operate a bitcoin mining operation in Pecos, Texas. Under the joint venture, we contributed one immersion container, six transformers, and cash with an aggregate value of $987,429 as a capital contribution to ROC Digital. An affiliate of ROC Manager also contributed an immersion container. We simultaneously sold ROC Digital four immersion containers for $1,200,000, which is payable pursuant to monthly amortizing payments with interest at 5% per annum through May 31, 2026. The note is secured by the equipment that was sold. As of May 31, 2024 the principal and interest due on the note receivable from ROC Digital was $592,870. We own approximately 30% of ROC Digital, and 33 1/3% of ROC Manager.

The site became fully electrified in June 2023 and has six containers owned by the joint venture. The joint venture initially filled its six immersion containers with ASIC miners provided by hosting clients, although most of the hosting clients’ agreements terminated in April 2024. Currently, approximately five of the hosting containers owned by the joint venture are fully or partially occupied by clients, and the joint venture is aggressively trying to fill the remaining capacity with hosting clients. The joint venture also owns two immersion containers which are not installed, which we expect the joint venture to install if hosting demand warrants.

We have entered into a hosting agreement with ROC Digital under which we have located one immersion container at our Pecos, Texas data center. We pay $500 per month, plus our pro rata share of electricity, internet, and insurance for the site. The hosting agreement has a term of one year, subject to our right to renew the agreement for two one-year terms after receipt of notice of the renewal terms of ROC Digital’s electricity supply agreement for the upcoming year. In April 2025, we renewed the hosting agreement for an additional year running from May 2025 to April 2026. As of May 31, 2025, we had deployed 145 Antminer S-19 pro miners to our hosting container at the site.

Effective on April 30, 2025, ROC Digital executed an energy services agreement for the site that runs from May 1, 2025 to April 30, 2027. Under the current agreement, the site will receive electricity at the prevailing rate plus $0.00449 per kWh. ROC Digital is not obligated to purchase any specific quantity of electricity, and employs software which automatically discontinues mining operations when the prevailing rate exceeds certain levels.

Soluna Hosted Locations

On October 9, 2023, we entered into a hosting agreement with Soluna SW, LLC to host 1,095 ASIC miners at its data center at its Murray, Kentucky location. The hosting agreement had a term through April 8, 2025. The hosting agreement provides that we are obligated to reimburse Soluna for the actual cost of the electricity used by our machines and pay a hosting fee equal to 50% of the net profit generated by the machines each month. The hosting fee is payable in bitcoin under certain circumstances. On April 8, 2025, Soluna SW, LLC, elected not to renew its hosting agreement with us on the existing terms, and on April 30, 2025, we terminated our engagement with Soluna SW, LLC. We sold 850 of the ASIC miners hosted by Soluna, SW LLC to a third party for $120,000 and moved the remaining 245 to the Silverton, Texas location.

On December 3, 2024, we entered into a hosting agreement with DVSL ComputeCo, LLC to host 2,900 ASIC miners at its Silverton, Texas location. The hosting agreement terminates on December 2, 2025, provided that the hosting agreement will continue after the termination date on a month-to-month basis if neither party sends a notice of termination at least 30 days before its scheduled termination date. The hosting agreement provides that we are obligated to reimburse DVSL for the actual cost of the electricity used by our machines plus 1.6 cents per kWh, and pay a hosting fee equal to 50% of the net profit generated by the machines each month. As of the date of this prospectus, we had 3,145 miners at the site.

Miner Summary

Set forth below is a summary of our ASIC miner inventory as of May 31, 2025:

Sites	Total Capacity	Total Present	Total Installed	Needing repair / storage	Immersion/Air
Trinidad -TSTT Site	384	440	315		Immersion
Soluna - TX	2,880	3,145	2,880		Air
Trinidad -Third Party Site	60	60	52		Immersion
Pecos Texas	192	145	145		Immersion
Total	3,516	3,790	3,392	85

Results of Operations

Comparison of Results of Operations for the Three Months Ended May 31, 2025 and May 31, 2024.

Revenues

During the three months ended May 31, 2025, we generated $2,051,857 of revenue, compared to $1,224,992 of revenue in the three months ended May 31, 2024.

During the three months ended May 31, 2025, we generated $813,027 in bitcoin revenue from self-mining digital assets, compared to $1,187,758 of revenue from self-mining in the three months ended May 31, 2024. Mining revenues were negatively impacted somewhat by several factors during the period, including delays in installing approximately 300 newly acquired miners which experienced warranty issues, and the termination of our hosting agreement with Soluna SW, LLC as of April 30, 2025 which impacted 1,095 miners, and which resulted in a sale of 850 miners and downtime for the remaining miners which were moved to our Silverton, Texas location. Revenues were also impacted by a machine lease agreement of 2,500 of our miners from March 8, 2025 to May 7, 2025, and a second machine lease agreement of 3,000 of our miners which was effective as of May 16, 2025. Under both machine lease agreements, the lessee was entitled to all revenues from the leased miners, which resulted in lower bitcoin mining revenue for us, although the lower mining revenues were offset by higher lease revenues. Future revenues will be impacted by the May 16, 2025 machine lease agreement involving 3,000 of our miners, under which the lessee is entitled to receive all revenues from the machines through December 31, 2025 in consideration for aggregate lease payments of $3,200,000.

Mining revenues are impacted by fluctuations in the price of bitcoin and the difficulty index, which could either cause revenues to decrease or increase; however, the impact of those factors will be lessened through December 31, 2025 since a substantial portion of our mining capacity has been leased to a third party through that date for fixed lease payments totaling $3,200,000.

During the three months ended May 31, 2025 we generated $1,074,561 in lease revenue from our miners, all of which were generated from the two machine lease agreements described above. Under the March 2025 machine lease agreement, the lessee paid us $850,000 for all revenues generated from 2,500 of our miners from March 8, 2025 to May 7, 2025. Under the May 2025 machine lease agreement, the lessee agreed to pay us $3,200,000 for all revenues generated from 3,000 of our miners from May 16, 2025 to December 31, 2025.

During the three months ended May 31, 2025, we generated $129,200 in revenue from equipment sales, compared to $20,470 in revenue from equipment sales in the three months ended May 31, 2024.

Our revenue from equipment sales in the three months ended May 31, 2025 and May 31, 2024 were derived from the following transactions:

•	In October 2022, we sold four hosting containers to ROC Digital for $1,200,000. The purchase price is payable pursuant to a promissory note bearing interest at 5% per annum, and is paid by 41 equal monthly payments of $31,204 commencing December 30, 2022, with any remaining principal and interest payable in full on May 31, 2026.

•	In August 2022, we sold two hosting containers to a private party in Trinidad for $960,000. After a down payment of $50,000, the balance of the purchase price is payable pursuant to a promissory note bearing interest at 7.5% per annum, and is paid by 24 equal monthly payments of $40,950 commencing September 30, 2022. On February 1, 2023, we modified this agreement in conjunction with its entry into a new hosting agreement with the party, under which we agreed that the remaining principal balance of the note was $731,472, and that the note would be converted into an interest only note until August 31, 2024, at which time all principal and interest due is payable in full. In addition, the Company agreed to allow the note obligor to repay the note principal at a 10% discount if it was repaid prior to February 28, 2023. The maturity date of the note was also extended to December 31, 2024.

•	In May 2025, we recorded $129,200 of revenue from the sale of 850 ASIC miners to a third party.

Under the guidelines of ASC 606, we determined that payments due under notes receivable from ROC Digital and the Trinidad borrower were not “probable” due to the start-up nature of the customers and their lack of capitalization. As a result, we report revenue from the equipment sales to both parties under the installment sale method, under which we report our gross profit on the sale as payments are received from the purchaser. With regard to the note receivable from ROC Digital, we recorded revenues of $20,471 in the three months ended May 31, 2024 based on the receipt of three monthly payments, but did not record any revenues in the three months ended May 31, 2025 because we did not receive any payments on the note in that period. With regard to the note receivable from the Trinidad borrower, we did not record any revenues in the three months ended May 31, 2024 because the borrower only made interest only payments in that period, and we did not record any revenues in the three months ended May 31, 2025 because we accelerated and foreclosed on the note in the fourth quarter of 2024.

During the three months ended May 31, 2025, we recorded $129,200 in revenues from the sale of 850 ASIC miners under the “completed sale” method. During the three months ended May 31, 2024, we did not record any revenues from sales of equipment recorded under the “completed sale” method.

In future periods, we expect to generate additional revenues from the resale of certain hosting equipment, primarily containers and transformers, and of miners in “buy/host” transactions, in which we sell miners already installed in our hosting facilities to buyers that simultaneously execute a hosting agreement for the purchased miners, and in some cases additional miners.

We generated $-0- in revenues from hosting in the three months ended May 31, 2025, as compared to $16,762 in hosting revenues in the three months ended May 31, 2024. We terminated all of our hosting clients in the fourth quarter of fiscal 2024, and did not have any hosting clients during the three months ended May 31, 2025. In the current market environment, we believe self-mining is more profitable than hosting third party miners, however we will pursue hosting opportunities on a selective basis. While we still see good opportunities to acquire mining equipment at attractive prices, the price of mining equipment has recently increased with the recent increase in the price of bitcoin.

We generated $35,068 of bitcoin consulting revenue during the three months ended May 31, 2025, as compared to $-0- during the three months ended May 31, 2024. All of our consulting revenue in 2025 was derived from one consulting agreement under which we are obligated to provide various operational, maintenance and consulting services from May 16, 2025 to May 15, 2026 for aggregate consideration of $800,000, of which half was paid on May 16, 2025.

The primary factors that will impact our revenues in subsequent periods are described in the “—Overview” above.

Cost of Sales

Cost of sales were $1,560,985 in the three months ended May 31, 2025, compared to $1,003,305 in the three months ended May 31, 2024.

Cost of sales related to self-mining was $785,129 in the three months ended May 31, 2025, compared to $988,094 in the three months ended May 31, 2024. Cost of sales normally includes electricity, utilities, facilities costs, and supplies where we perform mining from our own facilities. Major components of cost of sales include rent to house mining and hosting equipment, electricity, and supplies. Where our miners are hosted by third parties, major components of cost of sales include hosting fees and/or electricity costs. Cost of sales for both owned and hosted facilities does not include depreciation, which is stated separately.

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

Cost of sales related to hosting was $-0- in the three months ended May 31, 2025, compared to $15,212 in the three months ended May 31, 2024. Cost of sales normally includes utilities, facilities costs, and supplies. Unlike the cost of sales from mining, cost of sales from hosting does not include electricity costs, as such costs are passed on to the hosting client.

Cost of sales related to sales of mining equipment was $82,432 for the three months ended May 31, 2025 and $-0- the three months ended May 31, 2024 because all sales of mining equipment during both periods were reported under the installment sales method. Cost of sales from equipment sales includes the purchase price of equipment sold, plus shipping and value added tax on the equipment for sales reported under the completed sales method. There is no cost of sales associated with equipment sales reported under the installment sales method.

Cost of sales related to consulting services was $7,500 for the three months ended May 31, 2025 and $-0- for the three months ended May 31, 2024. Cost of sales for consulting services consists primarily of an allocation of a percentage of the labor costs of the employees who provide the consulting services.

Operating Expenses

During the three months ended May 31, 2025, we incurred $958,824 in operating expenses, compared to $756,224 in operating expenses during the three months ended May 31, 2024. Major components of operating expenses for the 2025 period as compared to the 2024 period were:

	Three months ended	Three months ended	Percentage
	May 31, 2025	May 31, 2024	Change %

General and administrative expenses	$33,059	$47,715	(30.7%	)
Depreciation	180,735	226,663	(20.3%
Professional fees	217,702	116,734	86.5%
Investor relations	4,450	27,800	(84.0%	)
Insurance	27,697	30,912	(10.4%	)
Officers compensation	230,370	210,276	9.6%
Directors compensation	56,355	13,200	326.9%
Employee shareholder compensation	174,143	126,108	38.1%
Change in fair value of cryptocurrency	34,313	(43,183)	(179.5%	)

Total operating expenses	$958,824	$756,224	26.8%

The higher level of operating expenses in the 2025 period as compared to the 2024 period is primarily attributable to increased officer, director and employee/shareholder compensation that we began accruing as of September 1, 2024. Specifically, we issued two of our officers 25,000 shares of common stock on September 1, 2024, each as partial compensation for fiscal 2025 officer services, and we began accruing additional cash and share compensation for our officers as of September 1, 2024, the cash portion of which is not payable until we have sufficient liquidity. The total cash accrual to officers and employee/shareholders is $195,000 per quarter. We also adopted a stock compensation package, beginning September 1, 2024, under which we accrue 30,750 shares per quarter for compensation to officers and employees, including for board and board committee service. All shares accrued during the 2025 period were valued at $5.78 per share based on a third party valuation of our shares. In addition, legal fees increased approximately $101,000 in the 2025 period compared to 2024 due to legal expense associated with the Company’s public offering of common stock and its uplisting to the NYSE American exchange. See “Item 1. Financial Statements -- Note 11 -- Subsequent Events .”

Operating expenses were also adversely impacted in the 2025 period by a loss from changes in the fair value of cryptocurrency as compared to a gain in the 2024 period. Operating expenses were positively impacted by decreased depreciation expense and investor relations expenses.

We expect that operating expenses will trend materially higher in future periods as we begin paying regular compensation to existing officers and directors, hire additional employees, and incur other costs, such as increased depreciation expense due to the addition of new mining and hosting equipment.

Other Income (Expense)

During the three months ended May 31, 2025, we incurred $154,810 in other expenses, net, as compared to $119,691 of other expenses, net, in the three months ended May 31, 2024. Interest expense was $71,867 in the three months ended May 31, 2025, as compared to $56,563 in the three months ended May 31, 2024, mainly as a result of increased balances due under the LOC Agreement with IDI. Other expenses in the 2025 period were impacted by a reversal of bad debt expense of $124,815 in regard to our note receivable from ROC Digital during the 2025 period, and a loss on extinguishment of debt of $207,758 taken in regard to our Hashrate Sale Agreement with Luxor. Other expenses in the 2024 period were impacted by a loss on extinguishment of debt of $133,915 relating to a different financing with Luxor, a loss of $58,840 from the Company’s investment in ROC Digital in 2024 period as compared to $-0- in the 2025 period. Also, we recorded a change in the derivative liability from a financing with Luxor of a positive $114,835 in the 2024 compared to $-0- in 2025. Interest income was $-0- in the 2025 period as compared to $14,792 in the 2024 period primarily as a result of the fact that we did not receive any payments on our note from ROC Digital in the 2025 period, and our placing the ROC Digital note on non-accrual status.

Net (Loss) Attributable to Common Stockholders

As a result of the foregoing, during the three months ended May 31, 2025, we incurred a net loss attributable to common stockholders of $622,762, or $(0.31) per share, as compared to a net loss attributable to common stockholders of $654,228, or $(0.26) per share during the three months ended May 31, 2024. The increase in our net loss in the three months ended May 31, 2025, compared to the three months ended May 31, 2024, is attributable to the factors discussed above.

Comparison of Results of Operations for the Nine Months Ended May 31, 2025 and May 31, 2024.

Revenues

During the nine months ended May 31, 2025, we generated $4,770,110 of revenue, compared to $2,627,913 of revenue in the nine months ended May 31, 2024.

During the nine months ended May 31, 2025, we generated $2,814,133 in bitcoin revenue from self-mining digital assets, compared to $2,378,507 of revenue from self-mining in the nine months ended May 31, 2024. Mining revenues were positively impacted during the 2025 period as a result of the purchase of 3,000 ASIC miners in November 2024, most of which were installed in December 2024. Mining revenues were somewhat negatively impacted by several factors during the period, including delays in installing approximately 300 newly acquired miners which experienced warranty issues, and the termination of our hosting agreement with Soluna SW, LLC as of April 30, 2025 which impacted 1,095 miners, and which resulted in a sale of 850 miners and downtime for the remaining miners which were moved to our Silverton, Texas location. Revenues were also impacted by a machine lease agreement of 2,500 of our miners from March 8, 2025 to May 7, 2025, and a second machine lease agreement of 3,000 of our miners which was effective as of May 16, 2025. Under both machine lease agreements, the lessee was entitled to all revenues from the leased miners, which resulted in lower bitcoin mining revenue for us, although the lower mining revenues were offset by higher lease revenues. Future revenues will be impacted by the May 16, 2025 machine lease agreement involving 3,000 of our miners, under which the lessee is entitled to receive all revenues from the machines through December 31, 2025 in consideration for aggregate lease payments of $3,200,000.

Mining revenues are impacted by fluctuations in the price of bitcoin and the difficulty index, which could either cause revenues to decrease or increase; however, the impact of those factors will be lessened through December 31, 2025 since a substantial portion of our mining capacity has been leased to a third party through that date for fixed lease payments totally $3,200,000.

During the nine months ended May 31, 2025 we generated $1,074,561 in lease revenue from our miners, all of which were generated from the two machine lease agreements described above. Under the March 2025 machine lease agreement, the lessee paid us $850,000 for all revenues generated from 2,500 of our miners from March 8, 2025 to May 7, 2025. Under the May 2025 machine lease agreement, the lessee agreed to pay us $3,200,000 for all revenues generated from 3,000 of our miners from May 16, 2025 to December 31, 2025.

During the nine months ended May 31, 2025, we generated $846,347 in revenue from equipment sales, compared to $210,662 in revenue from equipment sales in the nine months ended May 31, 2024.

Our revenue from equipment sales in the nine months ended May 31, 2025 and May 31, 2024 were derived from the following transactions:

•	In October 2022, we sold four hosting containers to ROC Digital for $1,200,000. The purchase price is payable pursuant to a promissory note bearing interest at 5% per annum, and is paid by 41 equal monthly payments of $31,204 commencing December 30, 2022, with any remaining principal and interest payable in full on May 31, 2026.

•	In August 2022, the Company sold two hosting containers to a private party in Trinidad for $960,000. After a down payment of $50,000, the balance of the purchase price is payable pursuant to a promissory note bearing interest at 7.5% per annum, and is paid by 24 equal monthly payments of $40,950 commencing September 30, 2022. On February 1, 2023, the Company modified this agreement in conjunction with its entry into a new hosting agreement with the party, under which the Company agreed that the remaining principal balance of the note was $731,472, and that the note would be converted into an interest only note until August 31, 2024, at which time all principal and interest due is payable in full. In addition, the Company agreed to allow the note obligor to repay the note principal at a 10% discount if it was repaid prior to February 28, 2023. The maturity date of the noter was also extended to December 31, 2024.

•	During the nine months ended May 31, 2025, we recorded $703,500 of revenue from a brokered transaction of ten transformers.

•	During the nine months ended May 31, 2024, we recorded $149,250 of revenue from the sale of 100 ASIC miners to a third party.

•	During the nine months ended May 31, 2024, we recorded $129,200 of revenue from the sale of 850 ASIC miners to a third party.

Under the guidelines of ASC 606, we determined that payments due under notes receivable from ROC Digital and the Trinidad borrower were not “probable” due to the start-up nature of the customers and their lack of capitalization. As a result, we report revenue from the equipment sales to both parties under the installment sale method, under which we report our gross profit on the sale as payments are received from the purchaser. With regard to the note receivable from ROC Digital, we recorded revenues of $13,6471 in the nine months ended May 31, 2025 from two monthly payments received on the note, as compared to revenues of $40,942 in the nine months ended May 31, 2024 from nine monthly payments received on the note. With regard to the note receivable from the Trinidad borrower, we did not record any revenues in the nine months ended May 31, 2024 because the borrower only made interest only payments in that period, and we did not record any revenues in the nine months ended May 31, 2025 because we accelerated and foreclosed on the note in the fourth quarter of 2024.

During the nine months ended May 31, 2025 and May 31, 2024, we recorded $832,700 and $149,250, respectively, from sales of equipment recorded under the “completed sale” method from the transactions described above.

In future periods, we expect to generate additional revenues from the resale of certain hosting equipment, primarily containers and transformers, and of miners in “buy/host” transactions, in which we sell miners already installed in our hosting facilities to buyers that simultaneously execute a hosting agreement for the purchased miners, and in some cases additional miners.

We generated $-0- in revenues from hosting in the nine months ended May 31, 2025, as compared to $38,743 in hosting revenues in the nine months ended May 31, 2024. We terminated all of our hosting clients in the fourth quarter of fiscal 2024, and did not have any hosting clients during the nine months ended May 31, 2025. In the current market environment, we believe self-mining is more profitable than hosting third party miners, however we will pursue hosting opportunities on a selective basis. While we still see good opportunities to acquire mining equipment at attractive prices, the price of mining equipment has recently increased with the recent increase in the price of bitcoin.

We generated $35,069 of bitcoin consulting revenue during the three months ended May 31, 2025, as compared to $-0- during the three months ended May 31, 2024. All of our consulting revenue in 2025 was derived from one consulting agreement under which we are obligated to provide various operational, maintenance and consulting services from May 16, 2025 to May 15, 2026 for aggregate consideration of $800,000, of which half was paid on May 16, 2025.

The primary factors that will impact our revenues in subsequent periods are described in the “—Overview” above.

Cost of Sales

Cost of sales were $3,854,316 in the nine months ended May 31, 2025, compared to $1,978,522 in the nine months ended May 31, 2024.

Cost of sales related to mining was $2,408,459 in the nine months ended May 31, 2025, compared to $1,767,885 in the nine months ended May 31, 2024. Cost of sales normally includes electricity, utilities, facilities costs, and supplies where we perform mining from our own facilities. Major components of cost of sales include rent to house mining and hosting equipment, electricity, and supplies. Where our miners are hosted by third parties, major components of cost of sales include hosting fees and/or electricity costs. Cost of sales for both owned and hosted facilities does not include depreciation, which is stated separately.

The table below describes the average cost of mining each bitcoin for the nine months ended May 31, 2025 and May 31, 2024, and the total energy usage and cost per each kilowatt hour (“KWH”) utilized within both of our facilities.

	May 31, 2025	May 31, 2024
Cost of Mining - owned facilities
Cost of energy per bitcoin mined	$25,182.59	$22,270.46
Other direct costs of mining - non energy utilities per bitcoin mined (1)	$26,559.40	$14,347.09
Depreciation expense per bitcoin mined (2)	$23,594.44	$13,347.46
Financing expense per bitcoin mined (3)	$0.00	$0.00
Cost to mine one bitcoin	$75,336.43	$49,965.01
Average revenue of each bitcoin mined	$85,822.16	$48,938.34
Cost of mining one bitcoin as % of average bitcoin mining revenue	87.78%	102.1%

Cost of Mining - hosted facilities
Cost of energy per bitcoin mined	$52,216.60	$17,053.33
Other direct costs of mining - non energy utilities per bitcoin mined (1)	$21,706.57	$12,937.14
Depreciation expense per bitcoin mined (2)	$14,116.48	$17,079.39
Financing expense per bitcoin mined (3)	$0.00	$1,661.84
Cost to mine one bitcoin - Hosted	$88,039.65	$48,731.69
Average revenue of each bitcoin mined (4)	$90,756.42	$48,590.69
Cost of mining one bitcoin as % of average bitcoin mining revenue (5)	97.0%	100.29%

Statistics - owned facilities
Total bitcoin mined	5.514593574	7.73501378
Bitcoin mining revenue	$473,274.31	$378,538.72
Total miners - as of the periods ended	585	293
Total KWHs utilized	7,695,203.64	3,549,179.48
Total energy expense	$138,871.76	$172,262.28
Cost per KWH	$0.0180	$0.0485
Energy expense as % of bitcoin mining revenue, net	29.34%	45.51%
Other direct costs of mining - non energy utilities	$146,464.32	$110,974.94
Total depreciation expense	$130,113.75	$103,242.77
Total financing costs	$0.00	$0.00

Statistics - hosted facilities
Total bitcoin mined	24.44681868	34.03642394
Bitcoin mining revenue	$2,218,705.73	$1,653,853.32
Total miners - as of the periods ended	3,205	1,313
Total KWHs utilized	31,445,446.74	16,526,381.40
Total energy expense	$1,276,529.65	$580,434.30
Cost per KWH	$0.0406	$0.0351
Energy expense as % of bitcoin mining revenue, net	57.53%	35.10%
Other direct costs of mining - non energy utilities (1)	$530,656.67	$440,334.11
Total depreciation expense (2)	$345,103.05	$581,321.23
Total financing costs (3)	$0.00	$56,563.39

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

Cost of sales related to hosting was $-0- in the nine months ended May 31, 2025, compared to $29,746 in the nine months ended May 31, 2024. Cost of sales normally includes utilities, facilities costs, and supplies. Unlike the cost of sales from mining, cost of sales from hosting does not include electricity costs, as such costs are passed on to the hosting client.

Cost of sales related to sales of mining equipment was $752,432 for the nine months ended May 31, 2025, as compared to $180,891 for the nine months ended May 31, 2024. Cost of sales from equipment sales includes the purchase price of equipment sold, plus shipping and value added tax on the equipment for sales reported under the completed sales method. There is no cost of sales associated with equipment sales reported under the installment sales method.

Cost of sales related to consulting services was $7,500 for the three months ended May 31, 2025 and $-0- for the three months ended May 31, 2024. Cost of sales for consulting services consists primarily of an allocation of a percentage of the labor costs of the employees who provide the consulting services.

Operating Expenses

During the nine months ended May 31, 2025, we incurred $3,181,387 in operating expenses, compared to $2,436,401 in operating expenses during the nine months ended May 31, 2024. Major components of operating expenses for the 2025 period as compared to the 2024 period were:

	Nine months ended	Nine months ended	Percentage
	May 31, 2025	May 31, 2024	Change %

General and administrative expenses	$183,790	118,654	54.9%
Depreciation	539,054	684,564	(21.3%	)
Professional fees	536,670	420,124	27.7%
Investor relations	30,850	169,360	(81.8%	)
Insurance	83,092	109,739	(24.3%	)
Officers compensation	1,109,148	630,829	75.8%
Directors compensation	182,265	39,600	360.3%
Employee shareholder compensation	541,251	383,304	41.2%
Change in fair value of cryptocurrency	(24,733)	(119,774)	(79.4%	)

Total operating expenses	$3,181,387	2,436,401	30.6%

The higher level of operating expenses in the 2025 period as compared to the 2024 period is primarily attributable to increased officer, director and employee/shareholder compensation that we began accruing as of September 1, 2024. Specifically, we issued two of our officers 25,000 shares of common stock on September 1, 2024, each as partial compensation for fiscal 2025 officer services, and we began accruing additional cash and share compensation for our officers as of September 1, 2024, the cash portion of which is not payable until we have sufficient liquidity. The total cash accrual to officers and employee/shareholders is $195,000 per quarter. We also adopted a stock compensation package, beginning September 1, 2024, under which we accrue 30,750 shares per quarter for compensation to officers and employees, including for board and board committee service. All shares accrued during the 2025 period were valued at $5.78 per share based on a third party valuation of our shares. In addition, legal fees increased approximately $101,000 in the 2025 period compared to 2024 due to legal expenses associated with the Company’s proposed public offering of common stock and its uplisting to the NYSE American exchange. See “Item 1. Financial Statements -- Note 11 -- Subsequent Events.”

Operating expenses were also adversely impacted in the 2025 period by increased general and administrative, and a lower gain from changes in the fair value of cryptocurrency. Operating expenses were positively impacted by decreased depreciation expense, investor relations expenses, and insurance.

We expect that operating expenses will trend materially higher in future periods as we begin paying regular compensation to existing officers and directors, hire additional employees, and incur other costs, such as increased depreciation expense due to the addition of new mining and hosting equipment.

Other Income (Expense)

During the nine months ended May 31, 2025, we incurred $488,798 in other expenses, net, as compared to $691,622 of other expenses, net, in the nine months ended May 31, 2024. Interest expense was $200,798 in the nine months ended May 31, 2025, as compared to $210,262 in the nine months ended May 31, 2024. Other expenses in the 2025 period were impacted by a decrease in loss on extinguishment of debt in the 2025 period of $66,405 compared to 2024 associated with financings with Luxor. Other expenses in the 2024 period were impacted by a loss on investment of $170,613 compared to $-0- in the 2025 associated with our investment in ROC Digital. Interest income was $719 in the 2025 period as compared to $44,376 in the 2024 period primarily as a result of the fact that in the 2025 period we only received one payment on our note from ROC Digital, and placed the note on non-accrual status in that period, and none on our note from the Trinidad borrower in the 2025 period as that note was foreclosed on in the fourth quarter of 2024.

Net (Loss) Attributable to Common Stockholders

As a result of the foregoing, during the nine months ended May 31, 2025, we incurred a net loss attributable to common stockholders of $5,715,039 or $(2.62) per share, as compared to a net loss attributable to common stockholders of $2,478,632 or $(0.99) per share during the nine months ended May 31, 2024. The increase in our net loss in the nine months ended May 31, 2025, compared to the nine months ended May 31, 2024, is attributable to the factors discussed above, as well as a one-time deemed dividend of $2,960,648 that we incurred during the nine months ended May 31, 2025 as a result of the reduction in the conversion price of the Series A Convertible Preferred Stock to $4.00 per share from $11.50 share. The reduction of the conversion price of the Series A Preferred resulted in the holders thereof being entitled to an additional 740,162 shares of common stock if all of the Series A Preferred were converted into common stock. As a result, under the guidelines of ASC 470 we recorded a one-time deemed dividend charge of $2,960,648 for the value of the extra shares issuable under the Series A Preferred, all of which were valued at $4.00 per share based upon a valuation study performed by an accredited third party valuation firm.

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

Liquidity and Capital Resources

As of May 31, 2025, we had $1,473,501 in cash on hand. During the nine months ended May 31, 2025, we had a net loss of $2,754,391 and a net loss attributable to common stockholders of $5,715,039, which included the net loss described above plus the impact of a 2,960,648 due to a one-time, non-cash deemed dividend of $2,960,648 to our Series A Convertible Preferred Stockholders as a result of a resetting of its conversion terms. Our primary requirements for liquidity and capital are working capital, capital expenditures, loan payments, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the year ended August 31, 2024, and the nine months ended May 31, 2025, our primary sources of liquidity came from existing cash and cash equivalents, bitcoin and proceeds, advance payments under machine lease agreements and a bitcoin consulting agreement, loans received under equipment financing transaction with Luxor, loans received under an LOC Agreement with IDI, as described in “Note 6 — Related Party Transactions – Line of Credit from IDI” of the financial statements included in Item 1 herein.

As amended, the LOC Agreement allowed us to borrow up to $2,350,000 thereunder until the maturity date of December 1, 2024, and provided that we had the right to extend the maturity date for six monthly periods in consideration for an extension fee of $25,000 per extension. We exercised our right to extend the maturity date of the loan on December 1, 2024, January 1, 2025, February 1, 2025, March 1, 2025, April 1, 2025 and May 1, 2025. As of May 31, 2025, the amount due under the LOC Agreement was $1,875,000 in principal and approximately $516,407 in accrued interest. However, as noted below, in June 2025 the amounts due under the LOC Agreement were either settled or restructured to extend the payment date of such amounts.

We have recently taken a number of steps that have materially increased our liquidity. In December 2024, we entered into an investment banking agreement with ThinkEquity LLC (“ThinkEquity”) under which ThinkEquity agreed to use its best efforts to a lead a firm underwritten public offering, and to advise us on listing our common on a national securities exchange. In June 2025, our application to list our common stock on the NYSE American exchange was approved and as a result out stock began trading on that exchange on June 5, 2025. On June 6, 2025, we closed on a public offering led by ThinkEquity as lead underwriter. In the public offering, we sold 2,250,000 shares of our common stock to the underwriters at a discount to the public offering price of $7.40 per share (92.5% of the public offering price of $8.00 per share), and granted ThinkEquity a 45-day over-allotment option to purchase up to 337,500 additional shares of common stock, equivalent to 15% of the shares of common stock sold in the Offering. The net proceeds to us from the sale of the shares, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by us, were $16,150,000. We have invested substantially all of the proceeds of the public offering in additional bitcoin.

We also reached an agreement with IDI in January 2025, which closed simultaneous with the closing of the public offering, under which

•	$1,000,000 of the IDI debt was converted into an unsecured term loan that bears interest at 12.5% per annum, provides for monthly payments of interest only until December 1, 2026 at which time all principal and unpaid interest are due;

•	$600,000 of the IDI debt was exchanged for a loan receivable from ROC Digital; and

•	the balance of the IDI debt was converted into common stock at the public offering price, resulting in the issuance of 99,523 shares of common stock to IDI.

We also reached an agreement with IDI and Jonathan Bates, our chief executive officer, under which they converted all of their shares of Series A and B Convertible Preferred Stock into common stock at their existing conversion prices at the closing of the public offering.

On June 30, 2025, we entered into a Securities Purchase Agreement with a number of institutional investors to sell up to 55,555,556 shares of common stock (or prefunded warrants exercisable to acquire common stock) at a price of $4.50 per share in a private placement. The expected aggregate proceeds are approximately $250 million before deducting placement agent fees and other offering expenses. The proceeds will be used to implement an Ethereum treasury strategy in the public equity markets. We intend to use the funds to acquire the native cryptocurrency of Ethereum blockchain commonly referred to as “ETH” and the establishment of our treasury operations. ETH will serve as our primary treasury reserve asset. Closing is subject to the approval of the transaction by the NYSE American Exchange.

We believe that cash on hand, our investments in bitcoin, expected receipts from the sale of equipment, revenue from self-mining and miner leases and contracted consulting revenue will provide us with sufficient liquidity to fund our operations for the next 12 months. As of the date of this Report, we owned approximately 3,790 miners, which includes 3,000 miners acquired during the first quarter of fiscal 2025, which should significantly boost revenues in fiscal 2025 over 2024 levels. Other potential sources of revenue that we may receive include equity distributions from the ROC Digital joint venture.

As a result of the financings that we have completed since May 31, 2025, we do not believe we need additional capital to maintain operations as they currently exist. However, we expect to raise additional capital to the extent that we can do so on favorable terms in order to expand our digital asset hosting and mining business and take advantage of opportunities in the marketplace that currently exist due to the growing adoption of digital currencies as a medium of exchange. Additional capital raises may take the form of the issuance of common stock in secondary public offerings or private placements, or the issuance of convertible notes, preferred stock or warrants. There is no assurance that we will be able to raise additional capital or that the terms of any capital raise are not dilutive to current shareholders or carry other terms that are unfavorable to us and our shareholders.

Cash Flow: The following table sets forth the major sources and uses of cash for the nine months ended May 31, 2025 and May 31, 2024:

	Nine Months ended
	May 31, 2025	May 31, 2024
Net Loss	$(2,754,391)	$(2,478,632)
Net cash provided by (used in) operating activities	1,365,868	(247,017)
Net cash used in investing activities	(18,000)	(67,526)
Net cash provided by (used in) financing activities	(373,637)	325,000
Net increase in cash	$974,231	$10,457

Operating Activities

Our mining and hosting operations generate non-cash revenue in the form of bitcoin, which we have historically sold to pay operating expenses or conveyed in kind to certain vendors to pay expenses. Cash flows provided by operating activities were $1,365,868 for the nine months ended May 31, 2025, compared to cash flows used in operating activities of $247,017 for the nine months ended May 31, 2024. The increase in cash flows provided by operating activities for the nine months ended May 31, 2025 compared to the same period in 2024 was primarily attributable to the following material factors:

•	an increase in non-cash stock based compensation of $484,919 in the 2025 period of $484,919 as compared to the 2024;
•	an increase in customer advances of $397,546 in the 2025 period as compared to the 2024 period;
•	an increase in prepaid expenses of $1,193,703 in the 2025 period as compared to the 2024 period.

Cash flows provided by operating activities in the in the nine months ended May 31, 2025 compared to the same period in 2024 were adversely affected by the following material factors:

•	a decrease in accounts payable and accrued expenses of $261,987 in the 2025 period as compared to the 2024 period;
•	a decrease in depreciation expense of $145,510 in the 2025 period as compared to the 2024 period.

Investing Activities

Cash flows used in investing activities were $18,000 for the nine months ended May 31, 2025, compared to cash flows used in investing activities of $67,526 for the nine months ended May 31, 2024. Cash flows used in investing activities primarily consisted of purchases of equipment in the 2025 and 2024 periods, offset by a distribution of $8,408 received from ROC Digital in the 2024 period.

Financing Activities

Cash flows used in financing activities were $373,637 for the nine months ended May 31, 2025, compared to cash flows provided by financing activities of $325,000 for the nine months ended May 31, 2024. The cash flows provided by financing activities in both the 2025 and 2024 periods included $250,000 and $325,000, respectively, of advances under a line of credit with Innovative Digital Investors Emerging Technology, L.P. (“IDI”), a limited partnership controlled by Jonathan Bates, our Chairman, and Raymond Mow, our chief financial officer. In the nine months ended May 31, 2025, we also received $200,000 from an investment by IDI in our Series B Convertible Preferred Stock and a $25,000 payment made to accelerate the vesting date of 150,000 shares of Series A Convertible Preferred Stock that had been issued for officer services. In the nine months ended May 31, 2025, cash flows from financing activities were negatively impacted by loan repayments of $848,637 under a financing agreement with Luxor.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our Principal Executive Officer and Principal Financial Officer, with the assistance of management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2025. These controls are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the quarter ended May 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the three months ended May 31, 2025, we issued the following securities in unregistered transactions:

•	61,500 shares were issued to our officers and directors for accrued compensation for 2025 services. These shares were valued at $5.78 each and are being amortized to expense quarterly on a pro rata basis. The price of $5.78 is based upon a price indicated by a recent valuation study performed on our common stock by a third-party valuation firm.

•	8,500 common shares were issued to two service providers in lieu of cash. These shares were valued at $5.78 each and are being amortized to expense quarterly on a pro rata basis. The price of $5.78 is based upon a price indicated by a recent valuation study performed on our common stock by a third-party valuation firm.

The issuances of common stock described above were deemed to be exempt under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of such securities were our directors, employees or bona fide consultants. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

During the three months ended May 31, 2025, we repurchased 14 shares of a common stock for aggregate consideration of $115 as a result of the elimination of fractional shares that resulted from our 1-for-20 reverse stock split that was effective May 15, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended May 31, 2025, none of our directors or officers of adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BITMINE IMMERSION TECHNOLOGIES, INC.

Dated: July 2, 2025	By:	/s/ Jonathan Bates
Jonathan Bates, Chief Executive Officer (Principal Executive Officer)

Dated: July 2, 2025	By:	/s/ Raymond Mow
Raymond Mow Chief Financial Officer (Principal Financial and Accounting Officer)

