Form 10-Q/A
period 2025-05-31
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2025-07-03
CIK 1829311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The number of shares outstanding of the registrant’s common stock as of July 1, 2025 was 6,162,804 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

EXPLANATORY NOTE

Bitmine Immersion Technologies, Inc. is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2025, originally filed on July 2, 2025 to correct the number of common shares outstanding of the Company’s common stock as of July 1, 2025. The original report erroneously reported 4,303,366 shares outstanding. The correct total should have been 6,162,804 shares outstanding.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BITMINE IMMERSION TECHNOLOGIES, INC.

Dated: July 3, 2025	By:	/s/ Jonathan Bates
Jonathan Bates, Chief Executive Officer (Principal Executive Officer)

Dated: July 3, 2025	By:	/s/ Raymond Mow
Raymond Mow, Chief Financial Officer (Principal Financial and Accounting Officer)

2