Form 10-K
period 2025-08-31
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2025-11-21
CIK 1829311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 001-42675

BITMINE IMMERSION TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	10845 Griffith Peak Dr. #2 Las Vegas, NV 89135	84-3986354
(State of Incorporation)	(Address of Principal Executive Offices, including Zip Code)	(I.R.S. Employer Identification No.)

Registrant’s Telephone Number, Including Area Code: (404) 816-8240

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.0001	BMNR	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the last reported sale price of the registrant’s common stock on February 28, 2025 on the NYSE American) was approximately $4,383,765.

As of August 31, 2025, the registrant had 234,712,310 shares of common stock issued and outstanding.

As of November 20, 2025, the registrant had issued 146,451,088 additional shares of common stock under its at-the-market offering program.

As of November 20, 2025, the registrant had 384,067,823 shares of common stock issued and outstanding.

Documents incorporated by reference: Portions of the definitive proxy statement for the 2026 Annual Meeting of Stockholders of the registrant to be filed subsequently with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

Auditor Firm ID:	PCAOB 6797	Auditor Name:	Bush and Associates CPA	Auditor Location:	Henderson, Nevada

BITMINE IMMERSION TECHNOLOGIES, INC.

i

TRADEMARKS

The trademarks and registered trademarks of Bitmine Immersion Technologies, Inc. and its subsidiaries referred to herein include, but are not limited to, Bitmine. Third-party product and company names mentioned herein may be the trademarks of their respective owners.

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K (“Annual Report”) to “Bitmine,” “the Company,” “we,” “us,” and “our” refer to Bitmine Immersion Technologies, Inc. and its consolidated subsidiaries (unless the context otherwise indicates).

FORWARD-LOOKING INFORMATION AND RISK FACTOR SUMMARY

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact, including, without limitation, certain statements under “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends and other information, may be forward-looking statements. Without limiting the foregoing, words such as “might,” “will,” “may,” “should,” “estimates,” “expects,” “continues,” “contemplates,” “anticipates,” “projects,” “plans,” “potential,” “predicts,” “intends,” “believes,” “forecasts,” “future,” “targeted,” “goal” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained herein and presented elsewhere by management from time to time. These principal risks, uncertainties and other important factors are discussed more fully under “Item 1A. Risk Factors” and include, but are not limited to, the following:

●	Digital asset market and network dynamics risks, including treasury holdings: Volatility in ether (“ETH”) and bitcoin (“BTC”) prices; the future development and growth of digital assets; ETH-specific market, technology and regulatory developments; and the risks of our digital asset treasury model.

●	Operational and custody risks: Risks of ETH staking and related activities; the risks of ETH scaling; smart contract, bridge, oracles and protocol vulnerabilities; market structure and liquidity risks; restaking risks; concentration and governance risks; counterparty risks at mining pools, custodians, staking providers, and validators; failures to securely store and manage currencies; potential theft, loss or destruction of private keys; disruptions in our supply chain; potential losses of personnel; and BTC halving events.

●	Regulatory, legal and policy risks: Extensive evolving U.S. and foreign laws and policies applicable to digital assets, custody, staking, market structure, sanctions/anti-money laundering (“AML”), securities and commodities regulation, and tax treatment; possible conflicting or extraterritorial regulations potential investigations and litigation.

●	Power and infrastructure risks: Dependence on access to reliable, low-cost electricity and hosting; utility rate structures, curtailments, grid constraints, weather events; environmental and energy policy developments affecting proof-of-work mining.

●	Financing, liquidity capital markets and market access risks: Dilution associated with equity offerings; exchange listing requirements and compliance; constrained access to banking or capital markets for digital asset-related companies; debt, liens and collateral arrangements.

●	Accounting, financial reporting and internal control risks: Evolving accounting for digital assets and fair value measurements; potential impairment charges; auditor transitions; internal control considerations.

●	Strategic, counterparty and competition risks: Our strategic exposure to ETH; we operate in a highly competitive industry; dependence on a limited number of counterparties.

●	Technology, equipment and supply chain risks: Rapid technological change and equipment obsolescence; dependence on immersion cooling systems and other specialized infrastructure.

●	Cybersecurity, data privacy and intellectual property risks: Cybersecurity incidents may compromise systems; intellectual property disputes or alleged infringements could disrupt our business; accounting for digital assets and fair value measurements; potential impairment charges; auditor transitions; internal control considerations.

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained herein may not in fact occur. The forward-looking statements made herein relate only to events as of the date on which the statements were made. Except as may be required by law, we undertake no obligation to update our forward-looking statements to reflect events and circumstances after the date on which the statements were made or to reflect the occurrence of unanticipated events.

ii

PART I

Item 1. Business.

Overview

Bitmine Immersion Technologies, Inc. is a U.S.-based digital asset technology company focused on acquiring, holding and actively managing ETH as its primary treasury reserve asset. Through equity and other capital markets transactions, we provide investors with indirect exposure to ETH by deploying offering proceeds to acquire and manage ETH within our corporate treasury.

From 2021 through mid-2025, we built and operated sites utilizing immersion cooling, conducted self-mining, provided hosting/mining-as-a-service, leased, and sold equipment and related infrastructure. Beginning in the third calendar quarter of 2025, management refined the business to prioritize (i) digital asset ecosystem services (including consulting/advisory), and (ii) disciplined digital asset treasury management, while winding down proprietary self-mining exposure and deferring new site buildouts. This evolution reflects our assessment of post-halving economics, capital allocation discipline, and market demand for digital asset-adjacent services.

Our results are now driven primarily by:

●	operating efficiency and working capital management in a lower-capex model; and

●	ETH market conditions, principally as they affect the value of the ETH held in, and the activities of, our treasury.

In July 2025, we strengthened our liquidity and expanded our access to capital through a public offering of common stock and related private placements, and by establishing a shelf registration statement and our ATM Program (as defined below) for at-the-market equity issuances.

Company Developments

The Company was originally engaged in digital asset mining and related infrastructure services, including (i) proprietary and synthetic BTC mining utilizing immersion-cooling technology; (ii) hosting and managed services for institutional customers; and (iii) consulting, equipment sales and leasing.

Beginning in the third calendar quarter of 2025, management reoriented the business to prioritize (i) ETH treasury operations; (ii) BTC ecosystem services, including consulting and advisory engagements and equipment leasing; (iii) facilitation and optimization of third-party power and hosting arrangements; and (iv) disciplined BTC treasury management while winding down proprietary self-mining exposure and deferring new site buildouts.

We completed an uplisting of our common stock to the NYSE American in early June 2025, transitioning from the OTCQX Best Market (the “Uplisting”). Concurrently with our Uplisting, we completed an underwritten public offering of common stock in early June 2025, and the underwriters subsequently exercised the overallotment option through late June into July 2025. In July 2025, we established an at-the-market program (our “ATM Program”) pursuant to our shelf registration statement, permitting sales of up to $20,000,000 of our common stock from time to time, subject to market conditions. Separately, in June and July 2025 we completed private placement offerings in which we sold equity and equity-linked securities, including to institutional investors, to advance our ETH Treasury Strategy (as defined below) and for general corporate purposes.

We deployed proceeds from our June 2025 public offering to initiate a BTC treasury, purchasing approximately 154.167 BTC. Beginning in late June 2025, we broadened our digital asset treasury strategy to include ETH. Over the course of the third quarter of 2025, we announced multiple milestones reflecting substantial ETH acquisitions funded in part by private placements and sales under our ATM Program. Our stated objective is to establish a leading position as an institutional ETH holder alongside our ongoing BTC-focused mining and related activities.

We strengthened our governance and management resources to support this growth. In June 2025, we expanded our board of directors (the “Board”) leadership by appointing Thomas J. Lee, a leader in financial investments and treasury strategies, as Chairman. We also entered into strategic advisory arrangements to support our capital markets, ETH treasury, and industry engagement initiatives in July 2025.

Collectively, these actions reflect the evolution of our strategy to hone a disciplined digital asset treasury program while broadening our revenue opportunities through an asset-light hashrate procurement and advisory model.

Our Strategy

Our business integrates (i) a digital asset treasury anchored in ETH with (ii) an operating platform historically focused on BTC mining and hosting. We seek to accumulate and hold ETH on a long-term basis within a disciplined treasury framework, and we may participate in staking or staking-adjacent activities where risk-adjusted returns, liquidity and regulatory considerations are acceptable. We maintain flexibility to mine or hold BTC when market economics are attractive. We prioritize robust custody, cybersecurity, segregation of duties and counterparty oversight, and we evaluate opportunities in ETH-adjacent services—including advisory—consistent with an asset-light operating model.

The principal components of our strategy are:

ETH Treasury Strategy

We seek to accumulate and hold ETH on a long-term basis, implementing controls over custody, counterparty exposure, and liquidity. Our strategy focuses on pursuing opportunities to increase the amount of ETH in the treasury, including through staking, restaking, liquid staking and other decentralized finance activities. We may deploy ETH into staking or other yield-generative protocols where risk-adjusted returns, liquidity and regulatory considerations are acceptable. We believe ETH’s role as a programmable settlement asset and its network-driven cash flows create a compelling long-term investment thesis.

BTC Exposure

We maintain flexibility to mine or hold BTC when market economics and risk-reward profiles are attractive, leveraging our immersion-cooling expertise and variable-cost structure. We view our BTC holdings as long-term investments and expect to continue to accumulate BTC. We have not set a specific target for the amount of BTC we seek to hold and will continue to monitor market conditions to determine whether to engage in additional financings to purchase more BTC. Our BTC mining operations currently focus on placing new miners with third-party hosting firms because we do not have the data center capacity to accommodate new miners. Hosting services include the provision of mining equipment and energized space, as well as monitoring, troubleshooting, repair, and maintenance of customer mining equipment. Over the long term, we plan to build data centers for our miners because we believe our total cost of operating the miners will be lower than our total cost using third-party hosting firms.

Our Holdings

As of November 20, 2025, our combined digital asset holdings totaled approximately $8,281,532,000, consisting primarily of ETH, along with a smaller BTC position, equity interests in certain digital asset companies, and cash. Based on publicly available information, the Company reigns as the largest ETH treasury and second largest global treasury, behind Strategy Inc. (NASDAQ:MSTR), which owns 641,692 BTC valued at $61 billion, as of November 16, 2025. The Company remains the largest ETH treasury in the world.

ETH and the ETH Ecosystem

Ethereum is a decentralized, open-source blockchain network enabling programmable smart contracts and decentralized applications. ETH is the native digital asset of the Ethereum network and is used as the unit of account to pay for transaction fees (“gas”), validator rewards, and computation. Since its launch in 2015, Ethereum has become the leading programmable settlement layer for decentralized finance, tokenization, and digital assets infrastructure, and it is the second-largest blockchain by market capitalization. Following Ethereum’s transition to proof-of-stake consensus in September 2022, the network’s energy consumption declined materially and a validator-based system for securing the network and earning staking rewards was introduced.

We believe that the growth and maturation of the Ethereum ecosystem has direct implications for our business model, which integrates (i) an ETH-anchored corporate treasury focused on disciplined accumulation and risk-managed yield generation, and (ii) a capital-light operating platform providing Ethereum-adjacent services. We view the following Ethereum ecosystem developments as particularly relevant to our long-term strategy:

Network scale and usage. Ethereum’s utility as a programmable settlement layer supports a broad and diversifying set of use cases, including decentralized exchanges, lending/borrowing protocols, payment rails, identity and credentialing systems, gaming, real-world asset tokenization, and enterprise blockchain initiatives. We believe continued growth in on-chain activity, measured by transactions, users, total value locked, active addresses, and L2 throughput, contributes to Ethereum’s network effects and long-term demand for ETH as a utility asset. In our view, higher ETH usage over the long term may correlate with increased demand for ETH balances to pay for gas, provide liquidity, and post collateral.

Proof-of-stake economics and validator infrastructure. Under proof-of-stake, ETH can be staked to help secure the network and earn protocol rewards, subject to slashing and other performance risks. As staking participation, validator efficiency, and protocol parameters evolve, we expect market yields to adjust. We believe disciplined, security-first staking and custody practices are a core competency for an institutional ETH treasury. We may also selectively participate in risk-adjusted yield opportunities that are consistent with our liquidity, compliance, and counterparty frameworks.

Scaling via rollups and Layer 2 networks. The Ethereum roadmap contemplates scaling through rollups and Layer 2 (“L2”) solutions that bundle transactions and settle them on ETH. Increased throughput at lower per-transaction costs may broaden addressable use cases and drive user adoption. We expect L2 growth to expand the universe of Ethereum-adjacent services—such as tooling, analytics, governance advisory, and treasuries—that are relevant to our advisory and services offerings.

Tokenization and institutional adoption. Financial institutions and enterprises continue to explore or pilot tokenization of traditional instruments (such as funds, treasuries, credit, and private assets) and on-chain settlement workflows. We believe tokenization and related market-structure innovations could increase institutional engagement with ETH, deepen liquidity, and broaden opportunities for regulated custody, treasury operations, and compliance-aligned yield solutions.

Security, client protection, and compliance infrastructure. Institutional adoption requires robust custody, cybersecurity, and compliance controls. Our treasury operations prioritize multi-layer key management, segregation of duties, and independent oversight of custodians and counterparties. We believe investments in cybersecurity and governance are essential to supporting our ETH strategy and services.

Alignment with our ETH Treasury Strategy. We seek to grow total ETH holdings over time and to manage our treasury to balance security, liquidity, and risk-adjusted returns. We may stake ETH to earn rewards and, as appropriate, evaluate participation in related mechanisms (including liquid staking, restaking, or validator strategies) where we determine the risk-return and liquidity align with our policies and applicable law. We expect our ETH focus to influence capital allocation, risk management, product development, and service offerings across our business (the “ETH Treasury Strategy”)

We believe our public-company governance, treasury discipline, and operating experience in digital asset infrastructure position us to benefit from long-term Ethereum ecosystem growth. However, ETH prices, staking economics, protocol changes, regulatory developments, market structure conditions, and security risks are volatile and uncertain and could materially affect our strategy and results of operations.

BTC Mining Operations

Through our legacy mining-as-a-service business, we provided turnkey infrastructure and management solutions for institutional clients seeking BTC mining exposure without direct operational obligations. Our immersion-cooled data centers enhanced power efficiency and hardware longevity over previous technologies.

Mining-as-a-service included:

●	hardware sales and deployment support;

●	operations management, uptime maximization, and pool payout optimization; and
●	financial reporting and compliance support consistent with GAAP.

Competition

We compete with:

●	public and private companies holding BTC and/or ETH as treasury assets;

●	digital asset miners and market-making firms; and
●	asset managers offering digital asset-exposure products and yield services.

Competition is based on access to capital, technology, execution, security, regulatory posture, and reputation. While many competitors possess greater resources, we believe our public-company structure, treasury focus, and technical expertise provide differentiation.

Market Cyclicality

Our results are influenced by digital asset price volatility and transaction activity, all of which fluctuate materially with macroeconomic and regulatory developments. Historically, our business has not exhibited predictable seasonal trends.

Regulatory Considerations

We monitor guidance and enforcement activity by the Securities and Exchange Commission (“SEC”), Commodity Futures Trading Commission (“CFTC”), Financial Crimes Enforcement Network (“FinCEN”), Internal Revenue Service (“IRS”), and other authorities. Future changes could impose new licensing, registration, disclosure, or capital requirements that could materially affect our operations or financial condition.

Human Capital Resources

As of August 31, 2025, we employed three individuals (Chief Executive Officer, Chief Financial Officer, and President) and engaged four dedicated contractors. We strive to attract and retain professionals with expertise in digital assets, engineering, compliance, and finance. We emphasize integrity, transparency, and risk discipline, support equal-opportunity employment, and maintain a safe and inclusive workplace. No employees are represented by a labor union, and we have experienced no work stoppages. We believe our employee relations are good.

Available Information

Our website is www.bitminetech.io. We make available free of charge, through the Investor Relations section (www.bitminetech.io/investor-relations), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after electronic filing with or furnishing to the SEC. The SEC maintains a public website at www.sec.gov containing such filings.

We also maintain a disclosure channel through our website and Investor Relations page to provide broad, non-exclusionary distribution of information, including updates regarding our digital asset holdings, operations, and management. Information contained on or accessible through our website, including videos or other online content, is provided solely for convenience and is not incorporated by reference into this Annual Report or any other SEC filing, unless expressly stated otherwise.

Item 1A. Risk Factors.

Ownership of our securities involves a high degree of risk. You should carefully consider the risks described below, together with all other information contained in or incorporated by reference into this Annual Report on Form 10-K, including our audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following discussion highlights material risks that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, prospects and the trading price of our common stock. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the risks actually occur, our business could be materially harmed and the market price of our common stock could decline, and you could lose all or part of your investment.

Risk Factor Summary

The principal risks that could materially and adversely affect us include, among others, the following, grouped by category for ease of reference:

●	Digital asset market and network dynamics risks, including treasury holdings: Volatility in ETH and BTC prices; the future development and growth of digital assets; Ethereum-specific market, technology and regulatory developments; and the risks of our digital asset treasury model.

●	Operational and custody risks: Risks of ETH staking and related activities; the risks of ETH scaling; smart contract, bridge, oracles and protocol vulnerabilities; market structure and liquidity risks; restaking risks; concentration and governance risks; counterparty risks at mining pools, custodians, staking providers, and validators; failures to securely store and manage currencies; potential theft, loss or destruction of private keys; disruptions in our supply chain; potential losses of personnel; and BTC halving events.

●	Regulatory, legal and policy risks: Extensive evolving U.S. and foreign laws and policies applicable to digital assets, custody, staking, market structure, sanctions/AML, securities and commodities regulation, and tax treatment; possible conflicting or extraterritorial regulations potential investigations and litigation.

●	Power and infrastructure risks: Dependence on access to reliable, low-cost electricity and hosting; utility rate structures, curtailments, grid constraints, weather events; environmental and energy policy developments affecting proof-of-work mining.

●	Financing, liquidity capital markets and market access risks: Dilution associated with equity offerings; exchange listing requirements and compliance; constrained access to banking or capital markets for digital asset-related companies; debt, liens and collateral arrangements.

●	Accounting, financial reporting and internal control risks: Evolving accounting for digital assets and fair value measurements; potential impairment charges; auditor transitions; internal control considerations.

●	Strategic, counterparty and competition risks: Our strategic exposure to ETH; we operate in a highly competitive industry; dependence on a limited number of counterparties.

●	Technology, equipment and supply chain risks: Rapid technological change and equipment obsolescence; dependence on immersion cooling systems and other specialized infrastructure.

●	Cybersecurity, data privacy and intellectual property risks: Cybersecurity incidents may compromise systems; intellectual property disputes or alleged infringements could disrupt our business; accounting for digital assets and fair value measurements; potential impairment charges; auditor transitions; internal control considerations.

The summary above is qualified in its entirety by the more complete risk factors set forth below.

Risks Related to Digital Asset Prices, Network Dynamics and Treasury Holdings

Volatility in the prices of ETH and BTC may materially and adversely affect our business, financial condition and results of operations.

Our revenues, gross margins, liquidity and ability to service obligations depend significantly on prevailing ETH prices and, less so, BTC prices. Prolonged or sharp price declines, or heightened volatility, may impede ETH ecosystem growth or render BTC mining activities unprofitable, reduce the carrying value and liquidity of digital assets held, and decrease investor demand for our securities.

The future development and growth of digital assets are subject to a variety of factors that are difficult to predict and evaluate. If digital assets do not grow as we expect, our business, operating results and financial condition could be adversely affected.

Digital assets built on blockchain technology were only introduced in 2008 and remain in the early stages of development. In addition, different digital assets are designed for different purposes. Ethereum, for instance, was designed to serve as a smart contract and decentralized application platform, while Bitcoin was designed to serve as a peer-to-peer electronic cash system. Many other blockchain networks, ranging from cloud computing to tokenized securities networks, have only recently been established. The further growth and development of any digital assets and their underlying networks and other cryptographic and algorithmic protocols governing the creation, transfer and usage of digital assets and related assets represent a new and evolving paradigm that is subject to a variety of factors that are difficult to evaluate, including:

●	many digital assets and networks have limited operating histories, have not been validated in production, and are still in the process of developing and making significant decisions that will affect the design, supply, issuance, functionality, and governance of their respective digital assets and underlying blockchain networks, any of which could adversely affect their respective digital assets;

●	many blockchain networks are in the process of implementing software upgrades and other changes to their protocols, which could introduce bugs, security risks, or adversely affect the respective blockchain networks;

●	several large networks, including Ethereum and Bitcoin, are developing new features to address fundamental speed, scalability, and energy usage issues. If these issues are not successfully addressed, or if these networks do not achieve widespread adoption, it could adversely affect the underlying digital assets;

●	security issues, bugs, and software errors have been identified with many digital assets and their underlying blockchain networks, some of which have been exploited by malicious actors. There are also inherent security weaknesses in some digital assets, such as when creators of certain blockchain networks use procedures that could allow hackers to counterfeit tokens. Any weaknesses identified with a digital asset could adversely affect its price, security, liquidity, and adoption rate. If one or more malicious actors obtain a majority of the compute or staking power on a digital asset network, as has happened in the past, it may be able to engage in illicit activity, which could cause financial losses to holders, damage the network’s reputation and security, and adversely affect its value;

●	blockchain networks may have consolidated points of failure (such as concentrated ownership or an “admin key”), allowing a small group of holders to have significant unilateral control and influence over key decisions related to their blockchain networks, such as governance decisions and protocol changes, as well as the market price of such digital assets;

●	the development of new technologies for BTC mining, such as improved application-specific integrated circuits (commonly referred to as ASICs), or changes in industry patterns, such as the consolidation of mining power in a small number of large mining farms, could reduce the security of blockchain networks, lead to increased liquid supply of digital assets, and reduce a digital asset’s price and attractiveness;

●	if rewards and transaction fees for miners or validators on any particular digital asset network are not sufficiently high to attract and retain miners or validators, a blockchain network’s security and speed may be adversely affected, increasing the likelihood of a malicious attack;

●	the governance of many decentralized blockchain networks is by voluntary consensus and open competition, and many developers are not directly compensated for their contributions. As a result, there may be a lack of consensus or clarity on the governance of any particular digital asset network, a lack of incentives for developers to maintain or develop the network, and other unforeseen issues, any of which could result in unexpected or undesirable errors, bugs, or changes, or stymie such network’s utility and ability to respond to challenges and grow; and

●	many blockchain networks are in the early stages of developing partnerships and collaborations, any or all of which may not succeed and adversely affect the usability and adoption of the respective digital assets.

Various other technical issues have also been uncovered from time to time that resulted in disabled functionalities, exposure of certain users’ personal information, theft of users’ assets, and other negative consequences, and which required resolution with the attention and efforts of their global miner, user, and development communities. If any such risks or other risks materialize, and in particular if they are not resolved, the development and growth of digital assets may be significantly affected and, as a result, our business, operating results, and financial condition could be adversely affected.

Ethereum-specific market, technology and regulatory developments may adversely affect the value and liquidity of our ETH holdings and our Treasury Strategy.

The Ethereum network is subject to rapidly evolving technology, competitive dynamics (including alternative Layer 1 and Layer 2 networks), and changing regulatory and market-structure frameworks. Adverse developments—including protocol upgrades with unintended consequences, forks or chain instability, validator concentration, consensus failures, smart contract vulnerabilities, L2 settlement failures, bridge exploits, or regulatory restrictions—could reduce the value or liquidity of ETH and impair our treasury strategy.

Our digital asset treasury business model has multiple layers of corporate finance risks.

Our ETH Treasury Strategy has multiple layers of risk based on corporate finance principles and blockchain mechanics, including but not limited to the following:

●	Potential Premium Collapse: Our digital asset treasury relies on equity premiums to raise capital accretively. If share prices fall below NAV, treasury accumulation on our balance sheet may slow down or halt. Decreasing premiums paid for our shares may signal a lack of investor enthusiasm for our ETH Treasury Strategy.

●	Liquidity and Macro Sensitivity: Digital asset treasury company equities are typically high-beta assets. For example, a 20% ETH correction can result in 50% equity drawdowns due to leverage and collapsing premiums.

●	Dilution Fatigue: Repeated capital raises through ATMs and PIPEs may desensitize investors. Without yield growth or NAV accretion, new issuances risk being seen as opportunistic liquidity events rather than long-term expansion.

Together, these risks form the structural challenges of our ETH Treasury Strategy. Its success depends on maintaining perpetual premium expansion in a market that is inherently cyclical.

Our ETH Treasury Strategy and any decision to hold digital assets may increase our exposure to market volatility and potential uninsured losses.

Market conditions and operational needs may necessitate longer holding periods, increasing exposure to price swings. If we hold ETH or other digital assets under our treasury strategy, we would be exposed to additional volatility, regulatory, and market structure risks specific to those assets. We are currently exposed to potential uninsured losses to the extent digital asset balances exceed the custodian’s applicable insurance coverage.

Operational, Cybersecurity and Custody Risks

Any ETH staking and related activities may expose us to slashing, lock-ups, liquidity, counterparty and operational risks.

Staking requires operational reliability and adherence to protocol rules. Validators that act maliciously or suffer extended downtime can be “slashed,” resulting in a partial loss of staked principal. Staking may also involve unbonding or lock-up periods that reduce liquidity and flexibility, and, where conducted through third-party providers, introduces counterparty and operational risk. Liquid staking or restaking mechanisms may involve additional smart contract risk, rehypothecation or correlation risks, and market liquidity considerations for derivative tokens. Any failure in our validator operations or at a third-party staking provider could result in losses and reputational harm.

Ethereum scaling via rollups and Layer 2 solutions introduces additional dependencies and risks.

Many L2 networks rely on fraud proofs, validity proofs, sequencing, bridging contracts and centralized or semi-centralized governance during early phases. Security or operational failures at an L2 or bridge could lead to loss of funds, delays in withdrawals, or market dislocations affecting assets bridged to or from Ethereum. Our operations could be adversely affected by such disruptions, particularly if we hold or accept assets that are bridged or rely on L2 settlement pathways.

Smart contract, bridge, oracle and protocol vulnerabilities could result in loss of digital assets or business interruption.

Decentralized protocols and token standards underpin many Ethereum-based activities. Exploits or failures—whether in widely used standards, core protocol implementations, bridges, or oracles—can cause material losses or network instability. Even if we are not directly exposed to a compromised protocol, contagion effects can depress market prices, reduce liquidity, and disrupt counterparties or service providers on which we rely.

Market structure and liquidity for ETH could deteriorate, impacting our ability to transact or to accurately value our holdings.

We rely on a limited number of venues for price discovery and liquidity. Market events—including exchange or market-maker disruptions, de-platforming of digital asset participants by banks or service providers, stress in stablecoin markets, or regulatory actions that affect trading venues—could reduce liquidity and increase volatility. A lack of reliable liquidity may impair valuation, hedging, or the ability to rebalance our treasury.

ETH price declines or prolonged underperformance versus other digital assets could adversely affect our financial position and capital access.

Our strategy is focused on ETH as our primary treasury asset. Sustained price declines in ETH or underperformance relative to other assets could reduce the carrying value of our digital assets, increase the frequency or magnitude of impairment charges under applicable accounting policies, and diminish our ability to raise capital or maintain compliance with exchange listing standards.

Restaking and correlated risk exposures may amplify losses during stress events.

If we engage in restaking or similar activities that create stacked security obligations or re-use of staked collateral across protocols, we may face correlated losses across multiple positions in a single adverse event. Losses at one protocol could affect the security or liquidity of positions at another, and recovery pathways may be uncertain or prolonged.

Concentration and governance risks in the Ethereum ecosystem could create systemic vulnerabilities.

Concentration of validators among a small number of providers, reliance on a limited set of client implementations, or governance capture by large stakeholders could increase systemic risk. A critical bug in a dominant client, or adverse decisions by influential governance participants, could affect network stability, validator incentives, or ETH economics.

Our ability to earn mining rewards may decline and our revenues could be materially reduced.

The mining industry is competitive, and rapid deployments by competitors, access to lower-cost power, or availability of next-generation ASICs may increase hash rate and difficulty and outpace our growth or efficiency gains.

Our treasury strategy and any decision to hold digital assets may increase our exposure to market volatility and potential uninsured losses.

Although we generally liquidate BTC within a short period to fund expenses, market conditions and operational needs may necessitate longer holding periods, increasing exposure to price swings. If we hold ETH or other digital assets under our treasury strategy, we would be exposed to additional volatility, regulatory, and market structure risks specific to those assets. We are currently exposed to potential uninsured losses to the extent digital asset balances exceed the custodian’s applicable insurance coverage.

Our failure to securely store and manage our fiat currencies and digital assets could adversely affect our business, operating results and financial condition.

We hold cash and store digital assets for our treasury and hold fiat and digital assets for corporate investment and operating purposes. In addition, we store the majority of digital assets at third-party custodians for asset management products.

Securely storing cash and digital assets is integral to the trust we build with our stockholders and our customers. We believe our policies, procedures, operational controls and controls over financial reporting protect us from material risks surrounding the storing of these assets and conflicts of interest. Our controls over financial reporting include, among others, controls over the segregation of corporate digital assets, controls over the investment and staking processes of our treasury, and controls over digital asset withdrawals. Our financial statements and disclosures, as a whole, will be available through periodic filings on a quarterly basis, and compliant with annual audit requirements of Article 3 of Regulation S-X.

Any inability by us to maintain our procedures, perceived or otherwise, could harm our business, operating results and financial condition. Any material failure by us or our partners to maintain the necessary controls, policies, procedures or to manage the digital assets we hold for our own investment and operating purposes could also adversely affect our business, operating results and financial condition. Further, any material failure by us or our partners to maintain the necessary controls or to manage digital assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, litigation, regulatory enforcement actions, significant financial losses, and result in significant penalties and fines and additional restrictions, which could adversely affect our business, operating results and financial condition.

Reliance on mining pools and other third-party service providers may expose us to counterparty failures, operational issues, and losses.

Our rewards are typically earned via pooled mining. We rely on pool operators to honestly and accurately account for our pro rata share of rewards, maintain operational security, and remit proceeds. Pools may lack insurance for theft or loss, and rewards may be held for varying durations. Any failure, insolvency, cyber event, mispricing, or suspension by a pool operator could delay or reduce our receipts or result in losses. A change in pool fee structures or terms could adversely affect yields.

The theft, loss or destruction of private keys required to access any digital assets held in custody for our own account or for our operational partners may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any digital assets, it could cause regulatory scrutiny, reputational harm, and other losses.

Digital assets are generally controllable only by the possessor of the unique private key relating to the digital wallet in which the digital assets are held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be secured and kept private in order to prevent a third party from accessing the digital assets held in such a wallet. To the extent that any of the private keys relating to our wallets containing digital assets held for our own account or for our customers is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we will be unable to access the digital assets held in the related wallet. Further, we cannot provide assurance that our wallets will not be hacked or compromised. Digital assets and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ digital assets could adversely affect our customers’ ability to access or sell their digital assets, require us to reimburse our customers for their losses, and subject us to significant financial losses in addition to losing customer trust in us and our products. As such, any loss of private keys due to a hack, employee or service provider misconduct or error, or other compromise by third parties could hurt our brand and reputation, result in significant losses, and adversely affect our business, operating results, and financial condition.

We utilize custodians to mitigate the risks associated with the loss or theft of keys. Cold wallet private key materials are stored and secured at facilities within the United States and internationally. We store the substantial majority of our own digital asset holdings utilizing market-standard storage solutions.

While we have for years maintained, and continue to maintain, a crime insurance policy, which has a one-year term without automatic renewals, in the event of a loss, our assets may be insufficient to cover amounts that exceed our insurance coverage and any custodian’s applicable insurance coverage. We may be exposed to such uninsured losses, and such exposure could adversely affect our business, operating results and financial condition.

Regulatory, Legal and Policy Risks

We are subject to an extensive, highly evolving and uncertain regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results and financial condition.

Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing financial services and banking, trust companies, securities, derivative transactions and markets, broker-dealers and alternative trading systems (“ATS”), commodities, credit, digital asset custody, exchange, and transfer, cross-border and domestic money and digital asset transmission, commercial lending, usury, foreign currency exchange, privacy, data governance, data protection, cybersecurity, fraud detection, payment services, consumer protection, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, digital assets, generative artificial intelligence (“AI”) and related technologies. As a result, some applicable laws and regulations do not contemplate or address unique issues associated with blockchain and digital assets industry, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules and regulations thereunder, evolve frequently and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the blockchain and digital assets industry requires us to exercise our judgment as to whether certain laws, rules and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on or temporary or permanent suspensions of our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

Governmental and regulatory bodies, including in the United States, may introduce new policies, laws and regulations relating to digital assets and the blockchain and digital assets industry generally, and digital asset platforms in particular. Other companies’ failures of risk management and other control functions could contribute to stricter oversight of digital asset platforms and the blockchain and digital assets industry. Furthermore, new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the blockchain and digital assets industry as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on certain digital asset transactions, as has occurred in certain jurisdictions in the past.

Moreover, we may in the future use or offer products and services whose functionality or value depends in part on our management of token transaction smart contracts, liquid staking, asset tracking, or other applications that provide novel forms of customer engagement and interaction delivered via blockchain protocols. We may also offer products and services whose functionality or value depends on our ability to develop, integrate, or otherwise interact with such applications within the bounds of our legal and compliance obligations. The legal and regulatory landscape for such products, including the law governing the rights and obligations between and among smart contract developers and users and the extent to which such relationships entail regulated activity is uncertain and rapidly evolving. Our interaction with those applications, and the interaction of other blockchain users with any smart contracts or assets we may generate or control, could present legal, operational, reputational, and regulatory risks for our business.

Changes in laws and regulations applicable to digital assets may increase our compliance costs, restrict our operations, or expose us to enforcement actions.

Governmental bodies and regulators, including the SEC, CFTC, FinCEN, IRS, Office of Foreign Assets Control, state authorities and non-U.S. regulators, continue to evaluate and assert jurisdiction over digital assets, mining activities, market structure, custody, broker-dealer/ATS regimes, sanctions/AML compliance, consumer protection, and energy usage. Legislative or regulatory changes (or interpretations, guidance or enforcement actions) could impose registration, licensing, reporting, capital, custody, segregation, disclosure, or other obligations on us, our pool operators, custodians, or counterparties. We may incur significant compliance costs, be required to modify or curtail activities, or face penalties, investigations, or other enforcement risks.

Conflicting or extraterritorial regulations may complicate cross-border operations and disrupt access to essential services.

Our activities, counterparties, and service providers may be subject to overlapping or conflicting requirements across jurisdictions. Compliance failures by pools, exchanges, custodians or other digital asset market participants could impair our business or our ability to access services, liquidate assets, or receive rewards.

Adverse changes in the tax treatment of digital assets may increase our tax liabilities and compliance costs.

Changes to the characterization of mining rewards, sales or dispositions of digital assets, information reporting, withholding, or cost basis rules may affect our financial results and cash flows.

Financing, Liquidity, Capital Markets and Listing Risks

We may be unable to raise additional capital when needed or on acceptable terms, and future financings may be highly dilutive.

Our growth plans and our ability to respond to market opportunities depend on access to equity or debt financing and cash flows from operations. Market conditions for digital asset-related issuers may limit capital availability or increase dilution and financing costs. Future securities offerings, including under our shelf registration statement and prospectus supplements, may significantly dilute existing stockholders and depress our stock price.

Failure to maintain exchange listing standards may reduce liquidity, increase financing costs, and negatively affect valuation.

Our listing on NYSE American subjects us to continued quantitative and qualitative listing requirements. Failure to maintain minimum price, market capitalization, public float, shareholder equity, governance, or filing standards could result in warnings, additional costs, or delisting, reducing liquidity and potentially triggering defaults or investor redemptions.

Limited access to banking, payments and insurance services for digital asset-related businesses may create operational friction and liquidity risks.

Financial institutions may decline to provide deposit, treasury, lending, merchant, custody or other services to digital asset-related companies, leading to operational friction, delays in settlements, and heightened liquidity and operational risk. We may face increased fees, caps, or service interruptions.

Accounting, Financial Reporting and Internal Control Risks

Complex and evolving accounting for digital assets and related items may increase the volatility of our reported results and require significant judgment.

We make critical accounting estimates regarding impairment, fair value measurements, estimated useful lives of miners and infrastructure, revenue recognition (including principal-versus-agent considerations in pools), and the classification and presentation of digital assets. Changes in market inputs, evolving practice, or future GAAP guidance could materially affect our reported results.

Auditor transitions and internal control remediation may result in delays, increased costs, or identification of material weaknesses.

Auditor transitions increase the risk of delays, additional costs, and identification of control deficiencies. If we identify material weaknesses or significant deficiencies in internal control over financial reporting, we may incur substantial remediation costs, and our ability to report timely and accurately could be impacted.

If our breakeven metrics or related assumptions are inaccurate, investors may misinterpret our operating performance and risk profile.

Our breakeven metrics rely on multiple inputs, including energy costs, pool fees, uptime, difficulty, miner efficiency, depreciation and, where disclosed, estimates of financing costs. Assumptions may differ from actual results or from those used by peers, and estimates of financing costs may be imprecise given the nature of past capital raises.

Strategic, Counterparty and Concentration Risks

Our strategic exposure to ETH may subject us to ETH-specific market, technology, and regulatory risks.

The Ethereum network has distinct market structure, technology, regulatory and liquidity considerations compared to Bitcoin. Adverse developments specific to ETH—including protocol changes, forks, validator dynamics, market dislocations, bridge or DeFi exploits, or regulatory actions—could impair the value or liquidity of our ETH holdings and related strategies.

We operate in a highly competitive industry and we compete against unregulated or less regulated companies and companies with greater financial and other resources, and our business, operating results, and financial condition could be adversely affected if we are unable to compete effectively.

The digital asset industry is highly innovative, rapidly evolving, and characterized by healthy competition, experimentation, changing customer needs, frequent introductions of new products and services, and subject to uncertain and evolving industry and regulatory requirements. We expect competition to intensify in the future as existing and new competitors introduce new products or enhance existing products. We face significant competition from a variety of companies around the world, ranging from digital asset-native companies, including decentralized exchanges, to large traditional financial services incumbents and financial technology providers.

Given the uneven enforcement by United States and foreign regulators, many of these competitors have been able to operate from offshore while offering large numbers of products and services to consumers, including in the United States, Europe, and other highly regulated jurisdictions, without complying with the relevant licensing and other requirements in these jurisdictions, and historically without penalty. Due to our regulated status in several jurisdictions and our commitment to legal and regulatory compliance, we have not been able to offer many popular products and services, including products and services that our unregulated or less regulated competitors are able to offer.

We also have expended significant managerial, operational, and compliance costs to comply with laws and regulations applicable to us in the jurisdictions in which we operate, and expect to continue to incur significant costs to comply with these requirements, which these unregulated or less regulated competitors have not had to incur.

If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, operating results, and financial condition could be adversely affected.

Dependence on a limited number of counterparties and strategic partners may concentrate risk and exacerbate disruptions.

Our agreements with counterparties and strategic partners, including advisors and financial intermediaries, can concentrate risk. Failures, disputes, terminations, or changes in terms could disrupt operations or curtail growth. Certain arrangements may require bespoke governance or include preferential rights that constrain flexibility.

Cybersecurity, Data Privacy and Intellectual Property Risks

Cybersecurity incidents, including data breaches and ransomware, may compromise systems, disrupt operations, and cause financial loss.

Attackers may target data centers, control systems, employee devices, or third-party providers. We may incur significant costs to investigate, remediate and enhance defenses, and we may face regulatory inquiries or litigation.

Loss of key personnel or inability to recruit and retain qualified employees may adversely affect our operations and growth.

Competition for experienced blockchain and digital asset professionals is intense.

Litigation, arbitration or governmental proceedings may be costly, time-consuming, and disruptive, and adverse outcomes could result in significant liabilities.

Even claims we view as without merit can be expensive to defend.

Our stock price may be highly volatile, and future sales or issuances of our securities could depress the trading price.

The market price of digital asset-related equities has experienced extreme volatility, influenced by digital asset prices, regulatory developments, investor sentiment, and macroeconomic conditions. Substantial sales by existing stockholders, issuances under our shelf or equity compensation, or short selling could cause the trading price to decline.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we redesign, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Chief Executive Officer and Chief Financial Officer who manage the risk assessment and mitigation process.

We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

Our Board addresses the Company’s cybersecurity risk management as part of its general oversight function. The Board’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. We maintain a cybersecurity risk management program designed to identify, assess, and manage material risks from cybersecurity threats to our information systems and the digital assets and data we handle. Our program includes periodic risk assessments, control implementation, testing, and incident response processes, and it is integrated with our broader enterprise risk management framework.

Assessment and mitigation. We conduct periodic and event-driven risk assessments to identify reasonably foreseeable internal and external cybersecurity risks. Following these assessments, we implement and maintain safeguards designed to minimize identified risks and remediate gaps, including multi-factor authentication, privileged access management, network segmentation, endpoint protection, vulnerability scanning, and patch management. For digital asset-related operations, we emphasize multi-party key controls, segregation of duties, and monitoring of validator performance and custody providers.

Third-party risk management. We rely on certain third-party service providers, including custodians, cloud and data center providers, staking/validator services, and other vendors. We assess relevant providers’ security controls during onboarding and periodically thereafter, including certifications, audit reports, incident history, and contractual commitments to notify us of security incidents that may affect our company. We incorporate cybersecurity requirements into applicable contracts.

Governance. Our Board oversees cybersecurity risk as part of its overall risk oversight. The Audit Committee receives regular briefings on cybersecurity threats, risk assessments, and mitigation activities from management. Our Chief Executive Officer and Chief Financial Officer are responsible for implementing our cybersecurity risk management program and for coordinating incident response. Management reviews significant cybersecurity assessments and reports, allocates budgets, and approves security priorities.

Incidents. To date, we have not experienced cybersecurity incidents that have materially affected our business strategy, results of operations, or financial condition. We maintain processes to timely escalate incidents to management and the Audit Committee where appropriate, and to evaluate whether any incident is material. If we determine that a cybersecurity incident is material, we will make required disclosures consistent with applicable SEC rules.

Item 2. Properties.

As of August 31, 2025, we did not maintain a physical corporate office. We utilize a virtual office location in Las Vegas, Nevada for mailing, registered office, and administrative purposes. We do not lease dedicated office space.

Our previous operations in Trinidad, Pecos, Texas, and Murray, Kentucky have been terminated as of August 31, 2025, and we no longer have any operations, facilities, or equipment at those locations.

Item 3. Legal Proceedings.

We are involved from time to time in legal proceedings arising in the ordinary course of business. We do not currently believe that any such proceedings are material to our financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE American under the symbol “BMNR.” As of November 20, 2025, there were approximately 126 stockholders of record of our common stock. Such number does not include beneficial owners holding shares of our common stock through nominees. On November 20, 2025, the closing price of our common stock was $26.02 per share.

Dividend Policy

Any future determination to declare cash dividends will be made at the discretion of the Board, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that the Board may deem relevant.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K and with our interim financial statements incorporated by reference. This MD&A is intended to provide investors with an understanding of our results of operations, financial condition, liquidity and capital resources, and critical accounting estimates through the eyes of management. It includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. The numbers below are presented in thousands except for percentages as well as share and per share amounts.

Overview

We are a digital asset focused company. Beginning in the third calendar quarter of 2025, management expanded its existing digital asset business to primarily focus on the Ethereum blockchain and ETH as the digital asset. This included expanding toward an asset light operating model centered on Ethereum adjacent services (including advisory) and disciplined digital asset treasury management. Our results are now driven primarily by operating efficiency in a lower capex model and Ethereum market conditions, including their impact on client activity and the value of any ETH held in our treasury.

In June and July 2025, we strengthened our liquidity through an underwritten public offering of common stock, private placements, and the establishment of our ATM Program permitting sales of up to $20,000,000 of our common stock from time to time. We also uplisted our common stock to the NYSE American in June 2025.

Unless otherwise indicated, period to period comparisons are presented for the two most recent fiscal years consistent with Item 303 of Regulation S-K, as amended.

ETH Treasury Strategy, Drivers and Outlook

Our operating model is now anchored by our ETH Treasury Strategy and capital-light ecosystem services. The key drivers of our results include (i) ETH market conditions, which affect the value of our holdings and the economics of any staking or staking-adjacent activities; (ii) client demand for Ethereum-adjacent services, including advisory; (iii) security, custody and compliance expenditures necessary to support institutional-grade treasury operations; and (iv) access to capital to opportunistically acquire ETH and invest in enabling infrastructure.

Treasury and yield framework. Our objective is to grow our net ETH position over time, subject to risk and liquidity constraints. We evaluate staking and related mechanisms based on security, liquidity, counterparty and regulatory profiles. We expect staking yields to evolve with validator participation rates, protocol parameters and market conditions. Where we deploy ETH to staking or analogous activities, we intend to size exposures conservatively, prioritize best-in-class custody and validator operations (including multi-client diversity and performance monitoring), and maintain appropriate unencumbered liquidity to meet corporate needs. We may rebalance or unwind positions in response to changes in risk, reward, or regulatory context.

Operating expenditures and investment priorities. As an ETH-focused company, we expect a mix shift in operating expenses toward cybersecurity, custody, treasury operations, compliance and technology enablement for advisory and analytics. Capital expenditures are expected to remain modest relative to a mining-centric model. We intend to maintain a flexible cost structure aligned with services activity and treasury scale.

Key trends and uncertainties. We are monitoring (i) protocol upgrades on Ethereum’s roadmap and their implications for staking yields, fee markets and network security; (ii) growth in L2 activity and cross-chain interoperability; (iii) institutional adoption trends, including tokenization initiatives and regulated market-structure developments; (iv) availability and terms of regulated custodial services; and (v) evolving U.S. and non-U.S. regulatory frameworks applicable to digital assets and staking.

Liquidity considerations. Our liquidity planning considers ETH price volatility, potential impairment charges under applicable accounting policies, the liquidity profile of any staked positions and our ability to access capital markets through our shelf registration and at-the-market program. We intend to maintain sufficient liquidity to support operations, regulatory compliance, and security investments, while seeking opportunities to increase ETH holdings when market conditions are attractive.

Known events reasonably likely to affect future results. Our future results may be materially affected by changes in ETH prices and staking economics; regulatory developments pertaining to ETH, staking and custody; counterparty or custodian developments; cybersecurity investments and events; and market structure changes affecting liquidity and capital access for digital-asset issuers.

Key Performance Drivers

Key performance drivers include ETH market conditions and staking economics; client demand for advisory services; and access to capital under our shelf and ATM Program. We focus on treasury security and liquidity, sizing of staking or staking adjacent activities, and maintaining flexibility to rebalance positions as risk return or regulatory contexts evolve. Given our pivot to an asset light, ETH focused model, energy use metrics from prior mining operations are no longer decision useful and have been excluded from MD&A.

Results of Operations

Comparison of Results of Operations for Fiscal Years Ended August 31, 2025 and 2024.

	Fiscal Year Ended August 31,
	2025	2024	% Change
Revenue from the sale of mining equipment	$846	$231	NM
Revenue from self-mining	3,133	3,031	3%
Revenue from hosting	-	48	-100%
Revenue from consulting	235	-	NM
Revenue from leasing	1,881	-	NM
Total Revenue	6,095	3,310	84%

Cost of sales mining equipment	752	181	NM
Cost of sales self-mining	3,277	3,254	1%
Cost of sales hosting	-	38	-100%
Cost of sales consulting	7	-	NM
Cost of sales leasing	1,749	-	NM
Total Cost of Sales	5,785	3,473	67%

Operating expenses:
General and administrative expenses	13,984	2,279	NM
Warrant expense	348,959	-	NM
Impairment of fixed assets	1,912	120	-100%
Realized gain from the sale of digital assets	(3,748)	(114)	NM
Unrealized gain from the digital assets holding	(805,008)	-	NM
Total operating expenses	(443,901)	2,285	NM

Income (loss) from operations	444,211	(2,448)	NM

Other income (expense):
Interest expense	(245)	(269)	-9%
Interest income	1	55	-98%
Loss on the extinguishment of debt	(289)	(320)	-10%
Loss on investment in joint venture	(1,278)	(311)	NM
Loss on the sale of equipment	(1,528)	-	NM
Pre-tax income (loss)	440,872	(3,293)	NM

Income taxes	92,295	-	NM
Net Income (loss)	348,577	(3,293)	NM

For the results of operations we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (“NM”).

Revenues

During the fiscal year ended August 31, 2025, revenues were $6,095, compared to $3,310 during the fiscal year ended August 31, 2024. The increase in revenue was a result of the following:

●	Revenue from the sale of mining equipment. During the fiscal year ended August 31, 2025, revenue from the sale of mining equipment was $846, compared to $231 in the fiscal year ended August 31, 2024. The increase was primarily the result of new brokered transactions of transformers and an increase in the sale of ASIC miners to third parties.
●	Revenue from self-mining. During the fiscal year ended August 31, 2025, revenue from self-mining was $3,133, compared to $3,031 in the fiscal year ended August 31, 2024. Mining revenues were positively impacted during the 2025 period as a result of the purchase of additional ASIC miners in November 2024, most of which were installed in December 2024. This increase was offset by several factors, including delays in installing newly acquired miners, miners that were offline due to maintenance issues, and the termination of our hosting agreement with Soluna SW, LLC as of April 30, 2025. The increase in self-ming revenue was also offset by the execution of additional machine lease agreements resulting in less self-mining revenue and more leasing revenue.
●	Revenue from hosting. During the fiscal year ended August 31, 2025, revenue from hosting was $0, compared to $48 in the fiscal year ended August 31, 2024. The decrease was a result of the termination of all hosting clients in the fourth quarter of fiscal 2024.
●	Revenue from consulting. During the fiscal year ended August 31, 2025, revenue from consulting was $235, as compared to $0 during the fiscal year ended August 31, 2024. All of the consulting revenue in 2025 was derived from one consulting agreement under which the Company is obligated to provide various operational, maintenance and consulting services from May 16, 2025 to May 15, 2026 for aggregate consideration of $800, of which half was paid on May 16, 2025.
●	Revenue from leasing. During the fiscal year ended August 31, 2025, revenue from the leasing of miners was $1,881, as compared to $0 during the fiscal year ended August 31, 2024. Under the March 2025 machine lease agreement, the lessee paid $850 for all revenues generated from 2,500 of our miners from March 8, 2025 to May 7, 2025. Under the May 2025 machine lease agreement, the lessee agreed to pay $3,200 for all revenues generated from 3,000 of our miners from May 16, 2025 to December 31, 2025.

Cost of Sales

Major components of cost of sales include rent to house mining and hosting equipment, electricity, depreciation, and supplies. During the fiscal year ended August 31, 2025, cost of sales were $5,785, compared to $3,473 during the fiscal year ended August 31, 2024. The increase in cost of sales was a result of the following:

●	Cost of sales mining equipment. Cost of sales related to sales of mining equipment was $752 for the fiscal year ended August 31, 2025, compared to $181 for the fiscal year ended August 31, 2024. Cost of sales related to sales of mining equipment consisted of the purchase price of equipment sold, plus shipping and value added tax on the equipment sales reported under the “completed sale” method.
●	Cost of sales self-mining. Cost of sales related self-mining remained relatively flat at $3,277 in the fiscal year ended August 31, 2025, compared to $3,254 in the fiscal year ended August 31, 2024. Cost of sales normally includes electricity, utilities, facilities costs, and supplies where mining is performed in self-owned facilities. Power prices are the most significant cost driver and can be highly volatile and global events may cause fuel prices, and to a lesser extent power prices, to fluctuate widely.
●	Cost of sales hosting. Cost of sales related to hosting was $-0- in the fiscal year ended August 31, 2025, compared to $38 in the fiscal year ended August 31, 2024. Cost of sales normally includes utilities, facilities costs, and supplies. Unlike the cost of sales from mining, cost of sales from hosting does not include electricity costs, as such costs are passed on to the hosting client.
●	Cost of sales consulting. Cost of sales related to consulting services was $7 for the fiscal year ended August 31, 2025 and $0 for the fiscal year ended August 31, 2024. Cost of sales for consulting services consists primarily of an allocation of a percentage of the labor costs of the employees who provide the consulting services.
●	Cost of sales leasing. Cost of sales related to leasing was $1,749 for the fiscal year ended August 31, 2025, compared to $0 in the fiscal year ended August 31, 2024. The increase in cost of sales leasing is a result of the Machine Lease Agreement Bitmine entered with KULR Technology Group, Inc. on May 16, 2025. As part of this agreement, Bitmine is responsible for maintaining the equipment and ensuring continuous operation, either directly or through third-party providers.

Operating Expenses

●	General and administrative expenses. General and administrative expenses were $13,984 in the fiscal year ended August 31, 2025, compared to $2,279 in the fiscal year ended August 31, 2024. This increase was due to new bank and custody fees in 2025, reflecting higher transaction and storage costs. Further, professional fees more than doubled, and officer’s compensation increased from 2024, driven by higher personnel costs. Employee shareholder compensation also grew significantly, likely due to stock-based awards.
●	Strategic Advisor expenses. Estimated fees that will be incurred from industry-experienced third parties to manage the Company’s multi-billion dollar ETH portfolio are expected to be in the range of $40 to $50 million annually. The Company expects these fees to be significantly offset by projected staking fees earned from the same ETH portfolio, although there can be no assurances that the Company will be successful in doing so.
●	Warrant expense. Warrant Expense was $348,959 in fiscal year 2025 which was entirely related to the Strategic Advisor warrants. Refer to Note 10–Stock Based Compensation within the financial statements for additional details.
●	Impairment of fixed assets. Impairment of fixed assets was $1,912 in August 31, 2025, as compared to $120 in August 31, 2024, reflecting management’s review of under-utilized or obsolete equipment and site-specific assets.
●	The Company acquired ETH on top of its BTC holdings as part of our business expansion during fiscal year 2025 and therefore only held an ETH balance as of August 31, 2025. As a result, the Company recognized the following on its ETH and BTC holdings:

○	Realized gain from the sale of digital assets of $3,748 for the fiscal year ended August 31, 2025, as compared to $114 for the fiscal year ended August 31, 2024; and
○	Unrealized gain from the sale of digital assets holding of $805,008 for the fiscal year ended August 31, 2025, as compared to $0 for the fiscal year ended August 31, 2024.

Other Income (Expense)

During the fiscal year ended August 31, 2025, the Company incurred $3,339 in other expenses, as compared to other expenses of $845 in the fiscal year ended August 31, 2024, which was driven by:

●	Interest expense. Interest expense remained relatively flat at $245 in the fiscal year ended August 31, 2025, as compared to $269 in the fiscal year ended August 31, 2024.
●	Interest income. Interest income was $1 in fiscal year ended August 31, 2025, as compared to $55 in fiscal year ended August 31, 2024.
●	Loss on the extinguishment of debt. The company incurred a loss on the extinguishment of its debt of $289 during the fiscal year ended August 31, 2025, as compared to $320 in fiscal year ended August 31, 2024, which is associated with financings with Luxor. Refer to Note 7 – Loan Payable and Note 8 – Related Party Transactions for additional documentation.
●	Loss on investment in joint venture and loss on sale of equipment. During the fiscal year ended August 31, 2025, the Company disposed of $2,100 related to three transformers and select addback equipment held in Trinidad and $720 in unfinished Rykor Containers held at the Roc Mining joint venture for $400 and $110 in cash, respectively. The preceding dispositions resulted in $1,528 and $1,278 recorded in loss on the sale of equipment and loss on investment in joint venture, respectively, within the Statement of Income.

Income Taxes

During fiscal year 2025, our expense from income taxes primarily related to an increase in our deferred tax liability related to the unrealized built-in gain on our ETH holdings relative to fiscal year 2024.

Known Trends, Events and Uncertainties

Business expansion. Following our July 2025 financings, we pivoted to a services-led model and reduced proprietary mining exposure, including by redeploying/retiring less-efficient machines, concentrating hashrate at lower-cost sites and phasing capex. In the second half of calendar 2025, we further reduced exposure to halving-driven volatility by pivoting to a services-led, capital-light model and by winding down new proprietary mining investments. We discuss the implications for liquidity, capital needs and accounting estimates under “Liquidity and Capital Resources” and “Critical Accounting Estimates.”

This reduces direct exposure to network difficulty and power prices but increases reliance on client demand for advisory and leasing services. We expect services mix and pricing to be key drivers of variability.

Ethereum market dynamics. ETH price levels influence client activity and the value of any ETH held in treasury. Increased adoption or volatility can raise demand for advisory services; conversely, sustained price declines could dampen client spending.

Capital markets and liquidity. We believe our June and July 2025 transactions, shelf registration and ATM Program provide flexibility to access equity capital opportunistically to support working capital and selective investments aligned with a capital-light strategy. Adverse market conditions or unfavorable industry sentiment could constrain our ability to raise capital on acceptable terms.

Regulatory environment. Evolving U.S. and foreign regulations related to digital assets, data center operations, financial markets and custody may impose new compliance obligations or restrictions.

Liquidity and Capital Resources

Current liquidity position

As of August 31, 2025, the Company had $511,999 in cash on hand and working capital of $503,045. Our primary sources of liquidity during and subsequent to the period included:

●	net proceeds from our June 2025 underwritten public offering of common stock of approximately $7,717,761, after underwriting discounts, commissions and offering expenses;
●	proceeds from July 2025 private placements of common stock and pre-funded warrants and digital asset consideration of approximately $230,290;
●	our Registration Statement on Form S-3ASR filed July 9, 2025 and an equity sales agreement with Cantor Fitzgerald & Co. and ThinkEquity LLC, providing the ability, at our discretion and subject to market conditions, to sell up to $20 billion of our common stock from time to time in our ATM Program; and
●	our related-party line of credit with IDI, which was addressed through a letter agreement and restructuring arrangements described below.

The IDI obligations were addressed via restructuring as disclosed in the Company’s Registration Statement on Form S-1 and the Company’s Registration Statement on Form S-3ASR. We also expanded related party disclosures to include the largest aggregate principal outstanding and amounts of principal and interest paid under the IDI line during the applicable periods.

Sources and uses of cash

	Fiscal Year Ended August 31,
	2025	2024
Net cash used in operating activities	$(4,149)	$(30)
Net cash used in investing activities	(7,432,009)	(67)
Net cash provided by financing activities	7,947,659	325
Net increase in cash and cash equivalents	$511,501	$228

Net cash used in operating activities was $4,149 for the fiscal year ended August, 31 2025, compared to $30 for the fiscal year ended August 31, 2024. The increase in operating cash outflow was primarily due to an increase in general and administrative expenses which were driven by increased compensation costs. This increase in cash outflow was offset by an increase in cash received from the Company’s revenue generating activities.

Net cash used in investing activities was $7,432,009 for the fiscal year ended August, 31 2025, compared to $67 for the fiscal year ended August 31, 2024. The increase in investing cash outflow was almost entirely driven by the $7,433,131 purchase of ETH. This amount was offset by proceeds from the sale of ETH and BTC.

Net cash provided by financing activities was $7,947,659 for the fiscal year ended August, 31 2025, compared to $325 for the fiscal year ended August 31, 2024. This increase was primarily driven by the $7,717,761 of proceeds received from the Company’s ATM offering and $230,290 of proceeds received from the Company’s private placement and prefunded warrants. Refer to Note 10 – Stock-Based Compensation within the financial statements for further details regarding these offerings.

Material cash requirements and known liquidity risks

We expect the following material cash requirements over the next 12 months under our capital-light model:

●	estimated fees that will be incurred from industry-experienced third parties to manage the Company’s multi-billion dollar ETH portfolio are expected to be in the range of $40 to $50 million annually. The Company expects these fees to be significantly offset by projected staking fees earned from the same ETH portfolio, although there can be no assurances that the Company will be successful in doing so;
●	modest capital expenditures of approximately $1,500 primarily for maintenance of existing equipment and technology platforms’ supporting services;
●	working capital to support services delivery, equipment leasing, and advisory engagements of approximately $1,000 per month at current run-rate activity levels; and
●	public company costs, including audit and compliance, of approximately $4,000 annually.

Our liquidity is now less sensitive to network difficulty and power price volatility than under a mining-centric model, though BTC price levels can influence client demand and the value of any BTC held in treasury. We mitigate liquidity risks by (i) maintaining a flexible cost structure aligned with services activity, (ii) limiting new capex commitments, and (iii) preserving access to equity capital via our shelf and ATM facilities. We believe, based on our current operating plan, expected cash on hand, anticipated operating cash flows and access to capital under our shelf/ATM, that we will have sufficient liquidity to fund operations for at least the next 12 months. Beyond 12 months, our ability to fund growth and meet obligations will depend on market conditions, client demand for services, and access to capital on acceptable terms.

Off-balance sheet arrangements and commitments. We do not have material off-balance sheet arrangements as defined by Item 303. Legacy commitments under power, site control and joint-venture agreements are being evaluated in light of our strategic shift; any remaining obligations (e.g., minimums or deposits) are included in our liquidity planning. We do not expect to enter into new long-term power purchase or build-to-suit arrangements absent clear, low-risk returns.

Counterparty and market developments. We monitor counterparties in the digital asset ecosystem for credit and operational risks, including custodians, pool operators, hosting partners and joint venture partners. We currently do not have material assets with bankrupt or suspended counterparties, and we assess custody practices, insurance and operational controls at our partners. Disruptions in digital asset markets, regulatory developments or power market dislocations could adversely affect our liquidity, capital access and operational continuity.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, and results of operations, liquidity or capital resources.

Critical Accounting Estimates

Our financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions affecting reported amounts of assets, liabilities, revenues, expenses and related disclosures. We consider the following to be our critical accounting estimates because they involve significant judgment, are subject to uncertainty, and could materially impact our financial results if actual results differ from our estimates. This discussion supplements, and should be read together with, the summary of significant accounting policies in our financial statement notes.

ASU 2023-08, Intangibles-Goodwill and Other Digital Assets: Accounting for and Disclosure of Digital Assets. In fiscal year 2025, we account for eligible digital assets at fair value with changes in fair value recognized in net income, consistent with ASU 2023-08. We present digital assets separately on the balance sheet and disclose changes in their carrying amounts. This accounting may increase the volatility of our reported results relative to prior impairment-based accounting.

Digital assets—impairment recognition. We recognize digital assets received from operations pursuant to ASC 606 and subsequently account for the assets under our policy supported by applicable GAAP. Management monitors digital asset balances for impairment indicators and measures impairment when required. The carrying amount is subject to market price volatility, and our estimates of impairment depend on the timing and frequency of measurement. We performed analyses, including those requested by the SEC staff, to assess the materiality of alternative impairment measurement methods and concluded that differences were not material for the periods presented. Key inputs include observable market prices and timing of acquisitions/disposals.

Revenue recognition—services and equipment leasing. Under ASC 606, we identify our customer, performance obligations and transaction price for consulting/advisory services, and equipment/container leasing. Revenue is recognized as services are provided (over time) or upon transfer of control (point-in-time) for equipment leasing. For leasing arrangements within the scope of ASC 842, we assess lease classification and recognize lease income over the lease term. Estimates include variable consideration (e.g., success-based fees), collectability, and principal-versus-agent considerations.

Property and equipment—useful lives, impairment and recoverability. We depreciate miners, containers and related site equipment over estimated useful lives of 2–10 years. With our shift to a capital-light model, we evaluate long-lived assets for impairment when indicators arise (e.g., reduced utilization or obsolescence) and assess recoverability at the asset group level. Key inputs include expected service lives, secondary market values and expected cash flows from any continued use or disposition.

Stock-based compensation. We measure equity awards at grant-date fair value under ASC 718 using observable market prices and, where applicable, option-pricing models. Inputs include volatility, expected term and risk-free rates.

Fair value of derivative liabilities and financing instruments. Certain financing arrangements contain embedded features accounted for as derivatives measured at fair value with changes recognized in earnings. We estimate fair value using market-based models that require assumptions about volatility, discount rates and probability-weighted outcomes.

Collectability of receivables; warranty and returns for equipment sales. Where we provide services or sell equipment on credit, we assess collectability considering customer creditworthiness, collateral and payment history, and we establish allowances for expected credit losses based on historical experience and current conditions. For equipment transactions with warranty obligations, we estimate reserves based on observed failure rates, supplier warranties and repair logistics.

Accounting policies and estimates are reviewed periodically for consistency with SEC guidance, including the 2003 MD&A Guidance and the 2020 amendments to Item 303. We will update our critical accounting estimates as our operations evolve and additional trends and data become reasonably available.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Market Price Risk of ETH and BTC. We have used a significant portion of our cash, including cash generated from capital raising transactions, to acquire ETH and BTC and, as of August 31, 2025, we held approximately 1,874,926.8 in ETH and 191.7 BTC, tokens. The carrying value of our ETH and BTC as of August 31, 2025 was $8,260,608,190 and $20,922,793, respectively, which reflects cumulative unrealized appreciation in fair market value of $805,008,462 on our Consolidated Balance Sheet. As discussed in Note 2, Summary of Significant Accounting Policies – Digital Assets, to the Consolidated Financial Statements, the Company accounts for its digital assets, which are comprised of BTC and ETH as indefinite-lived intangible assets in accordance with ASC 350-60, Intangibles—Goodwill and Other-Crypto Assets. The Company’s digital assets are initially recorded at cost. Subsequently, they are measured at fair value, with the gain or loss associated with remeasurement of the digital assets reported in net income. The fair value of the Company’s digital assets is determined based on the quoted price in its principal market, CoinBase, at the time of measurement (midnight UTC). The Company determines its principal market as the market that it has access to and has the greatest volume and level of orderly transactions in accordance with ASC 820, Fair Value Measurement. The Company tracks the cost of its digital assets using the first-in-first-out (FIFO) method. For example, the market price of ETH on the Coinbase exchange (our principal market for ETH and BTC) ranged from a low of $1,566.15 to a high of $4,779.57 during the year ended August 31, 2025, but the carrying value of each ETH we held at the end of the reporting period reflects the lowest price of one ETH quoted on the active exchange at any time since its acquisition. Similarly, the market price of BTC on the Coinbase exchange ranged from a low of $54,382.00 to a high of $120,280.70 during the same period, but the carrying value of each BTC we held at the end of the reporting period reflects the lowest price of one BTC quoted on the active exchange at any time since its acquisition. Therefore, negative swings in the market price of either ETH or BTC could have a material impact on our earnings and on the carrying value of our digital assets. Positive swings in the market price of ETH and BTC are not reflected in the carrying value of our digital assets and impact earnings only when the ETH or BTC are sold at a gain. For the fiscal year ended August 31, 2025, we recorded an unrealized gain of $805,008,462 in fair market value on our ETH and BTC.

We are exposed to the impact of market price changes in ETH, BTC and foreign currency fluctuations.

Digital asset market price risk — ETH. The fair value of our ETH holdings is subject to significant volatility. Adverse movements in ETH prices could result in impairment charges under applicable accounting policies and materially affect our results of operations and shareholders’ equity. We do not currently employ derivative hedges to mitigate ETH price risk, and any such strategies, if adopted, would introduce additional basis, liquidity, counterparty and operational risks.

Counterparty and custodial concentration risk. Our ETH treasury may be held with one or more qualified custodians or, where appropriate, in self-custody arrangements with multi-signature and other controls. Concentration with any custodian increases the impact of a counterparty failure or operational disruption. We evaluate the financial condition, controls, and insurance arrangements of key providers and monitor concentration exposures.

Operational and cybersecurity risk. Our market risk management recognizes that cybersecurity events can have financial effects analogous to market losses. We invest in security architecture, monitoring, incident response and third-party diligence and continually evaluate our defenses against evolving threats, including threats specific to key management.

Regulatory risk. Regulatory changes can affect market access, liquidity, custody structures, accounting outcomes, and tax treatment for ETH, staking and related activities. We monitor legislative and regulatory developments and may modify our operations or treasury activities in response to changes in law, regulation, or enforcement priorities.

Digital asset market price risk — BTC and mining economics. BTC prices, global hash rate and network difficulty, power costs, pool fees, and miner efficiency materially influence expected BTC mining margins and the value of any BTC held. Curtailments or redeployments may occur during adverse economics. We evaluate BTC exposure relative to risk-adjusted returns, liquidity needs, and regulatory considerations.

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements, together with the related notes and the associated Reports of Independent Registered Public Accounting Firm, are set forth on the pages indicated in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

In connection with the preparation of our consolidated financial statements for the year ended August 31, 2025, management identified material weaknesses in our internal control over financial reporting (“ICFR”). Specifically, we determined that our internal controls were not appropriately designed or operating effectively across all five components of the COSO Internal Control, Integrated Framework (2013): Control Environment, Risk Assessment, Control Activities, Information and Communication, and Monitoring Activities. As described below, these deficiencies, in aggregate and individually, create a reasonable possibility that a material misstatement of our annual and/or interim financial statements would not be prevented or detected on a timely basis. Accordingly, management has concluded that our ICFR was not effective as of August 31, 2025.

●	Control Environment: We did not maintain an effective control environment or an adequate corporate governance structure. We lacked a sufficient complement of personnel with the appropriate level of accounting knowledge, training, and experience to reliably execute internal control responsibilities. This shortage of qualified accounting staff, combined with limited oversight, contributed to ineffective segregation of duties.
●	Risk Assessment: We did not have any formal process to identify and assess risks of material misstatement to our financial statements, including risks of fraud. As a result, significant risks were neither identified nor mitigated by internal controls.
●	Control Activities: Due to the ineffective control environment and the absence of risk assessment, we failed to design and implement effective control activities for the accounting and financial reporting processes. We did not have documented accounting policies and standard operating procedures to facilitate complete, accurate, and timely financial reporting and disclosures.
●	Information and Communication: We did not establish effective information and communication processes to support our internal control system. Employees were not adequately informed of their control responsibilities and key control activities, leading to inconsistent execution of the limited control activities that did exist. Additionally, we did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. These IT control deficiencies, in aggregate, create a reasonable possibility that data underlying financial reporting could be incomplete or inaccurate.
●	Monitoring Activities: We did not design and implement an effective monitoring system to assess the performance of our internal controls over time. There was no internal audit function or any equivalent program for conducting ongoing or separate evaluations of control effectiveness. We did not perform periodic reviews or testing of controls to determine whether they were operating as intended.

Our management is in the process of developing a remediation plan and is taking steps to remediate these material weaknesses. These material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and our management has concluded, through testing, that these controls are effective. Our management will continue to monitor the effectiveness of our remediation plan and will make the changes it determines to be appropriate. Although we intend to complete this remediation process as quickly as practicable, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating the material weakness.

Furthermore, we cannot assure that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our ICFR or that they will prevent or avoid potential future material weaknesses. Further, additional weaknesses in our disclosure controls and internal controls over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the listing requirements of the New York Stock Exchange, investors may lose confidence in our financial reporting and our stock price may decline as a result.

Item 9B. Other Information.

Rule 10b5-1 Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Compensation, and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors – Nominees,” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the fiscal year ended August 31, 2025 (the “Proxy Statement”).

Item 11. Executive Compensation.

The information required by this Item (other than the information required by Item 402(v) of Regulation S-K) is incorporated herein by reference to the information provided under the headings “Executive and Director Compensation” and “Corporate Governance and the Board of Directors and its Committees – Compensation Committee” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation – Equity Incentive Plans” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information provided under the heading “Corporate Governance and the Board of Directors and its Committees” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2025 and 2024, for professional services rendered by the principal accountants for the audits & assurance services were as follows:

	Year Ended
	August 31, 2025	August 31, 2024
Audit Fees(1)	$233,400	$196,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	55,000	-
Total	$288,400	$196,000

(1)	Audit fees include work performed for the audit of our financial statements and the review of financial statements included in our quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

Our Board pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

Our Board has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibit, Financial Statement Schedules.

(a) The following documents are filed as a part of this Annual Report:

(b) Exhibits.

We hereby file as a part of this Annual Report the exhibits listed in the Index to Exhibits.

(c) Financial Statement Schedule

The following financial statement schedule is filed herewith:

Schedule II – Valuation and Qualifying Accounts

All other items included in an Annual Report on Form 10-K are omitted because they are not applicable or the answers thereto are none.

Item 16. Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Bitmine Immersion Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bitmine Immersion Technologies, Inc. as of August 31, 2025, and 2024, and the related consolidated statements of income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Bitmine Immersion Technologies, Inc. as of August 31, 2025, and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Bitmine Immersion Technologies, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Bitmine Immersion Technologies, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter 1: Valuation of Digital Assets

Description of the Matter:

Bitmine Immersion Technologies, Inc. and its wholly owned subsidiary (“Bitmine” or the “Company”) operates in the digital asset industry with a strategic focus on acquiring, holding, and managing cryptocurrency assets as part of its treasury management activities. During 2025, the Company refined its business strategy to emphasize digital asset treasury operations, reflecting a transition from primarily mining and hosting activities toward the long-term accumulation and optimization of cryptocurrency holdings.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation and existence of Bitcoin holdings included the following:

●	We evaluated the design of controls over the process for recording digital assets transactions.
●	We obtained evidence of ownership by verifying the Company’s control over the public addresses associated with its digital asset holdings.
●	We independently calculated the fair value of Bitcoin and ETH using data from multiple reputable cryptocurrency exchanges and compared our valuation to the Company’s recorded amounts.
●	We performed procedures to test the completeness and accuracy of the Bitcoin and ETH transaction data used in the Company’s accounting records.
●	We obtained management memorandum and evaluated its reasonableness relating to the classification of digital assets in accordance with ASC 350-60, Intangibles—Goodwill and Other-Crypto Assets
●	We assessed the Company’s disclosures related to the valuation methodology and risks associated with holding digital assets.

Auditor’s Evaluation:

Our procedures included evaluating the controls over the private keys, verifying transactions on the blockchain, and assessing the valuation methods. We found that the company had adequate controls in place to ensure the existence and ownership of the digital assets.

Critical Audit Matter 2: Bitcoin mining revenue

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation and existence of Bitcoin holdings included the following:

●	We evaluated the design of controls over the process for recording Bitcoin transactions.
●	We obtained evidence of ownership by verifying the Company’s control over the public addresses associated with its Bitcoin holdings.
●	We independently calculated the fair value of Bitcoin using data from multiple reputable cryptocurrency exchanges and compared our valuation to the Company’s recorded amounts.
●	We performed procedures to test the completeness and accuracy of the Bitcoin transaction data used in the Company’s accounting records.
●	We assessed the Company’s disclosures related to the valuation methodology and risks associated with holding Bitcoin.

Auditor’s Evaluation:

Our procedures included evaluating the controls over the private keys, verifying transactions on the blockchain, and assessing the valuation methods. We found that the company had adequate controls in place to ensure the existence and ownership of the Bitcoins.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Las Vegas, Nevada

November 21, 2025

PCAOB ID Number 6797

Bitmine Immersion Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	August 31,	August 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$511,999	$499
Prepaid expenses	498	673
Other receivables	510	374
Total current assets	513,007	1,546
Other receivables	–	281
Digital assets	8,281,530	15
Other assets	–	668
Property and equipment, net	516	4,772
Total assets	$8,795,053	$7,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$8,894	$716
Contract liabilities	1,067	790
Loans payable	–	1,625
Total current liabilities	9,961	3,131
Deferred tax liability	92,295	–
Contract liabilities	–	65
Total liabilities	102,256	3,196

Commitments and contingencies	–	–

Stockholders’ Equity:
Series A Preferred Stock, $0.0001 par value, 500 shares authorized, 0 and 454 shares issued and outstanding as of August 31, 2025 and August 31, 2024, respectively	–	–
Series B Preferred Stock, $0.0001 par value, 500 shares authorized, 0 and 0 shares issued and outstanding as of August 31, 2025 and August 31, 2024, respectively	–	–
Common stock, $0.0001 par value, 500,000 shares authorized; 234,714 and 2,495 shares issued and outstanding as of August 31, 2025 and August 31, 2024, respectively	23	–
Additional paid-in capital	8,355,382	12,310
Retained earnings (deficit)	337,392	(8,224)
Total stockholders’ equity	8,692,797	4,086
Total liabilities and equity	$8,795,053	$7,282

The accompanying notes are an integral part of these Consolidated Financial Statements.

Bitmine Immersion Technologies, Inc.

Consolidated Statements of Income (loss)

(In thousands, except for share and per share data)

	Fiscal Year Ended	Fiscal Year Ended
	August 31, 2025	August 31, 2024
Revenue from the sale of mining equipment	$846	$231
Revenue from self-mining	3,133	3,031
Revenue from hosting	-	48
Revenue from consulting	235	-
Revenue from leasing	1,881	-
Total Revenue	6,095	3,310

Cost of sales mining equipment	752	181
Cost of sales self-mining	3,277	3,254
Cost of sales hosting	-	38
Cost of sales consulting	7	-
Cost of sales leasing	1,749	-
Total Cost of Sales	5,785	3,473

Operating expenses:
General and administrative expenses	13,984	2,279
Warrant expense	348,959	-
Impairment of property and equipment	1,912	120
Realized gain from the sale of digital assets	(3,748)	(114)
Unrealized gain from digital assets holdings	(805,008)	-
Total operating expenses	(443,901)	2,285

Income (loss) from operations	444,211	(2,448)

Other income (expense):
Interest expense	(245)	(269)
Interest income	1	55
Loss on the extinguishment of debt	(289)	(320)
Loss on investment in joint venture	(1,278)	(311)
Loss on the sale of equipment	(1,528)	-
Pre-tax income (loss)	440,872	(3,293)

Income taxes	92,295	-
Net Income (loss)	348,577	(3,293)
Deemed dividend on Series A Preferred Stock	(2,961)	-
Allocation to participating preferred stock	(17,455)	-
Net Income (loss) attributable to common stockholders	$328,161	$(3,293)

Basic income (loss) per common share	$13.60	$(1.32)
Diluted income (loss) per common share	$13.39	$(1.32)

Weighted-average number of common shares outstanding:
Basic	24,137,713	2,493,931
Diluted	24,515,226	2,493,931

The accompanying notes are an integral part of these Consolidated Financial Statements

Bitmine Immersion Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except for share and per share data)

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-in	Accumulated Deficit/Retained	Total Stockholders
	Shares	Par Value	Shares	Value	Shares	Value	Capital	Earnings	Equity
Balance, August 31, 2024	453,966	$–	–	–	2,495,630	$–	$12,310	$(8,224)	$4,086

Issuance of common stock and prefunded warrants	–	–	–	–	229,502,749	23	7,988,502	–	7,988,525

Modification to the Series A preferred stock	–	–	–	–	–	–	2,986	(2,961)	25

Conversion of common stock to Preferred B stock and purchase of Preferred B stock	–	–	2,500	–	(575,000)	–	200	–	200

Conversion of Series A and Series B preferred to common stock	(453,966)	–	(2,500)	–	1,759,915	–	–	–	–

Stock based compensation for restricted stock awards	–	–	–	–	163,500	–	2,425	–	2,425

Issuance of strategic advisor warrants	–	–	–	–	–	–	348,959	–	348,959

Exercise of warrants	–	–	–	–	1,365,530	–	–	–	–

Net income/(loss)	–	–	–	–	–	–	–	348,577	348,577

Balance, August 31, 2025	–	$–	–	$–	234,712,324	$23	$8,355,382	$337,392	$8,692,797

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-in	Accumulated	Total Stockholders
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2023	453,966	$–	–	$–	2,483,282	$–	$11,188	$(4,931)	$6,257

Stock based compensation -related parties	–	–	–	–	12,348	–	1,123	–	1,123

Net loss	–	–	–	–	–	–	–	(3,293)	(3,293)

Balance, August 31, 2024	453,966	$–	–	–	2,495,630	$–	$12,310	$(8,224)	$4,086

The accompanying notes are an integral part of these Consolidated Financial Statements

Bitmine Immersion Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal year	Fiscal year
	ended	ended
	August 31, 2025	August 31, 2024
Cash flows from operating activities
Net Income (loss)	$348,577	$(3,293)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Stock based compensation	2,425	1,123
Warrant expense	348,959	-
Depreciation expense	761	924
Loss on the sale of property and equipment	1,528	32
Loss on investment in joint venture	1,278	311
Impairment of property and equipment	1,912	120
Amortization of note discount	8	-
Loss on extinguishment of debt	289	-
Gain on note settlement	-	(35)
Realized gain on the sale of digital assets	(3,748)	-
Unrealized gain on digital assets held	(805,008)	-
Changes in operating assets and liabilities
Digital assets	(2,515)	(225)
Other receivables	-	374
Prepaid expenses	178	(570)
Accrued liabilities	8,699	507
Deferred tax liability	92,295	-
Contract liabilities	213	704
Net cash provided by (used in) operating activities	(4,149)	(30)

Cash flows from investing activities
Purchase of digital assets	(7,433,131)	-
Return of capital on joint venture	-	8
Proceeds form sale of digital assets	2,187	-
Purchase of property and equipment	(1,065)	(76)
Net cash (used in) investing activities	(7,432,009)	(67)

Cash flows from financing activities:
Proceeds from Series A preferred stock	25	-
Proceeds from Series B preferred stock	200	-
Proceeds from loan payable	1,035	-
Repayment of loan payable	(957)	-
Proceeds from private placements and prefunded warrants, net of issuance costs	230,290	-
Proceeds from ATM, net of issuance costs	7,717,761	-
Repayment of related party loan	(945)	-
Proceeds from related party loan	250	325
Net cash (used in) by financing activities	7,947,659	325

Net increase in cash and cash equivalents	511,500	229
Cash and cash equivalents at beginning of period	499	270
Cash and cash equivalents at end of period	$511,999	$499

Supplemental disclosure of non-cash investing and financing activity
Proceeds received from bitcoin loan	$-	$578
Proceeds of bitcoin loan in BTC	$-	$578
Repayment of loan with digital assets	$374	$-
Purchase of equipment for loan payable	$1,035	$-
Purchase of equipment with BTC	$-	$340
Repossession of equipment to satisfy notes receivable	$-	$531
Payment of an accrued liability to a related party with equipment	$-	$49
Deemed dividend on Preferred A stock	$2,961	$-
Issuance of common stock to reduce related party debt	$796	$-

The accompanying notes are an integral part of these Consolidated Financial Statements

BITMINE IMMERSION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except for shares and per share data)

NOTE 1 – NATURE OF THE BUSINESS

About Bitmine Immersion Technologies, Inc.

Bitmine Immersion Technologies, Inc. and its wholly owned subsidiary (“Bitmine” or the “Company”) operates in the digital asset industry with a strategic focus on acquiring, holding, and managing digital assets as part of its treasury management activities. During 2025, the Company refined its business strategy to emphasize digital asset treasury operations, reflecting a transition from primarily mining and hosting activities toward the long-term accumulation and optimization of digital asset holdings. Bitmine continues to maintain ancillary mining, hosting, and consulting operations; however, its primary objective is to manage digital assets as long-term strategic reserves to support liquidity, and capital formation.

During the year ending August 31, 2025, the Company completed several capital raising activities for which the proceeds were used to acquire ETH. Refer to Note 9, Stockholders Equity, for additional information regarding the Company’s capital raises.

The Company’s year-end is August 31st.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) which is the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in the consolidated financial statements.

Reverse Stock Split

On May 15, 2025, the Company effected a 1-for-20 reverse stock split of its common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective by filing an amendment to the Company’s certificate of incorporation. The Reverse Stock Split was necessary to enable the Company to meet the initial minimum share price requirements of a national securities exchange. The Company did not issue any fractional shares as a result of the reverse split. Instead, shareholders received cash equal to the market value of their fractional shares.

The Company’s consolidated financial statements in this report for the periods ended August 31, 2025, and August 31, 2024, and all references thereto have been retroactively adjusted to reflect the split.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation. Such reclassifications did not have a material effect on the Company’s financial condition or results of operations as previously reported.

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

The most significant estimates relate to the calculation of stock-based compensation, collectability of notes receivable, useful lives and recoverability of long-lived assets, depreciation methods, income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. There have been no material changes to the Company’s accounting estimates since the Company’s consolidated financial statements for the fiscal year ended August 31, 2025.

Segment Reporting

The Company and its wholly owned subsidiary operate in one segment. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. All material Company operations qualify for aggregation due to their similar customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing and distribution processes.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company has the following revenue streams: revenues from digital currency mining, revenues from hosting, revenues from the sale of mining equipment, revenues from leasing, and revenues from consulting. A description of the revenue recognition criteria for each revenue stream is shown below:

Revenues from Digital Currency Mining

The Company participates in digital asset mining pools by executing agreements with a mining pool operator (the Luxor Mining Pool) to perform hash computation services (i.e. hashrate) for the mining pool in exchange for consideration. The mining pool applies the Full-Pay-Per-Share (“FPPS”) payout model. Under the FPPS model, the mining pool pays the Company a fixed amount for each valid share of computation it submits, regardless of whether the pool successfully mines a block on a daily basis (beginning at 0:00:00 UTC). The mining pool calculates a per-share payout based on their own calculation of expected block rewards and transaction fees, which is primarily based on the hashrate provided to the mining pool as a percentage of total network hashrate, current blockchain difficulty, and other inputs.

The Company decides when to provide hashrate to the mining pool under the agreements and the Company’s enforceable right to compensation begins only when, and lasts as long as, the Company provides hashrate to the mining pool. The only consideration due to the Company relates to the provision of hashrate. Such agreements are freely terminable at any time by the Company or by the pool operator, without penalty to either party. Providing hashrate in digital asset transaction verification services is an output of the Company’s ordinary activities and is the only performance obligation in the hash computation service agreement with mining pool operator.

The transaction consideration received, is noncash consideration in the form of BTC. Changes in the fair value of the noncash consideration after contract inception due to the form of the consideration (changes in the market price of BTC) are not included in the transaction price and, therefore, are not included in revenue. The mining pool operator charges a fee to cover the costs of maintaining the pool. These fees are deducted from amounts the Company may otherwise earn and are treated as a reduction to the consideration received.

For accounting purposes, the contract term is less than 24 hours since the agreement between the Company and the mining pool is continually renewed at the beginning of each measurement period. However, the continual renewal of the agreement does not represent a material right requiring separate performance obligations, as the FPPS formula remains the same upon each renewal.

Revenue is recognized over the contract term based on the price of BTC at the inception of the contract and the amount of BTC received at the end of the contract.

There is no significant financing component in these transactions, due to the performance obligations and settlement of the transactions being on a daily basis.

Revenues from Hosting

The Company records revenue from hosting agreements that establish enforceable rights and obligations with customers who place their mining equipment in the Company’s co-hosting facility. Under these agreements, the Company has a single performance obligation: to provide energized space and related hosting services, including electricity, infrastructure, and operational support, which enable the customer’s mining operations. The transaction price consists of fixed amounts billed in U.S. dollars for electricity and other fees, as well as a variable component based on a percentage of digital assets generated by the customer’s mining activities. Because there is only one performance obligation, the entire transaction price is allocated to hosting services. Revenue is recognized over time as the Company satisfies its performance obligation by providing continuous hosting services. Hosting revenues consist of amounts billed in U.S. dollars for electricity and other fees, and a percentage of digital assets generated by the client’s hosting activities. For amounts billed in U.S. dollars, revenue is recognized over-time as the Company provides continuous hosting services. Revenue related to the variable component, which is based on a percentage of digital assets generated by the customer’s mining activities, is recognized over time as the Company provides hosting services and the customer simultaneously benefits from those services. The amount of digital assets earned is measured daily based on the mining proceeds attributable to the customer’s operations, and settlement occurs when the Company receives its share from the mining pool. Mining proceeds are initially received into a cold wallet, and the Company remits the customer’s portion upon receipt.

Revenues from the Sale of Mining Equipment

During the fiscal year ended August 31, 2025, the Company sold and delivered transformers and other mining equipment to customers as part of its resale activities. These transactions are accounted for in accordance with ASC 606, Revenue from Contracts with Customers. Each sale represents a distinct performance obligation, which is satisfied at a point in time when control of the equipment transfers to the customer—generally upon delivery and acceptance under the terms of the purchase order. The transaction price is fixed and determinable at contract inception, and there are no variable consideration components or significant financing elements. The Company allocates the entire transaction price to the single performance obligation and recognizes revenue when the customer obtains control of the equipment.

Revenues from Leasing

During the fiscal year ended August 31, 2025, the Company entered into two machine leasing agreements with KULR Technology Group, Inc. (“KULR” or the “Lessee”). Under the terms of these agreements, the Company provides KULR the right to use 3,000 mining machines and associated operational services for a term of 228 days. This arrangement represents a single performance obligation satisfied over time. The total transaction price is $3,200,000, subject to variable consideration in the form of downtime credits. Downtime credits represent reductions in the lease fee owed by KULR if actual operational downtime exceeds the agreed threshold, calculated based on the BTC that would have been mined during the excess downtime and valued at the closing price as published by Yahoo Finance at midnight Universal Time Coordinated (UTC) on the relevant date. Downtime credits are estimated using the expected value method and are constrained until downtime occurs and can be measured reliably. The entire transaction price is allocated to the single performance obligation. Revenue is recognized over time on a straight-line basis across the 228-day term, using an output method based on time elapsed. Variable consideration is recognized only when it is probable that a significant reversal will not occur, consistent with ASC 606-10-32-12. Downtime credits, finalized after measurement, are recorded as a reduction to revenue.

Revenues from Consulting

In 2025, the Company began selling consulting services and entered into a consulting and services agreement with KULR. Under this agreement, the Company agreed to provide a variety of services related to both the miners subject to the Lease and BTC mining operations in general. Services related to leased miners include performing all commercially reasonable and necessary activities required for the miners to operate consistent with the performance guidelines in the Lease; managing relationships with hosting providers for both leased equipment and other equipment owned by the customer; managing mining pool providers; coordinating on-site and off-site miner repairs; monitoring miner performance through dashboards and troubleshooting network errors; conducting market analysis, including miner pricing and purchase/sale recommendations; and handling shipping logistics for miner imports and exports.

In addition, the Company provides treasury management services, including advice on security and custody solutions; regulatory and compliance expertise, including U.S. GAAP accounting guidance and disclosures; risk management and hedging strategies; techniques to maximize BTC exposure as a public company; customized treasury solutions; and proactive volatility management.

The agreement represents a legally enforceable contract with specified rights, payment terms, and commercial substance. The services are treated as a single performance obligation because they are closely connected and collectively provide a unified outcome for the customer. The transaction price for the agreement is fixed at $800, with no significant variable consideration identified, and no significant financing components. The entire transaction price is allocated to the combined performance obligation. Revenue is recognized over time on a straight-line basis across the 12-month term, as services are provided continuously and the customer simultaneously receives and consumes the benefits of the services. The Company determines cost of sales for consulting contracts based on each consultant’s hourly rate multiplied by the number of hours incurred in performing the related services.

Concentration of Customers

For the years ended August 31, 2025 and August 31, 2024, the Company derived approximately 37.7% and 0% of its total revenues, respectively, from one customer. Additionally, the Company notes that there were no trade accounts receivable outstanding at both August 31, 2025 and 2024, and therefore no concentration of credit risk within this population.

Contract Liabilities

Contract liabilities represent amounts received or due from customers before the Company transfers its software or services under an enforceable agreement. Revenue is recognized in the period(s) when control of the goods or services is transferred to the customer. The amounts relate to product or services based on the transaction price allocated to each performance obligation in the customer contract. It is presented as current or non-current on the consolidated balance sheets, depending on whether goods or services are expected to be delivered within the next 12 months.

The Company’s contract liabilities represent advance payments from customers relating to the sale of transformers subject to the terms of a purchase order. As of August 31, 2025 the Company’s contract liability balance amounted to $1,067. As of August 31, 2024 the Company had $790 of contract liabilities which represented advance payments from a related party to the Company.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances in deposit accounts with major financial institutions, which at times exceed federally insured limits. There have been no losses related to deposit balances held in excess of federally insured limits.

Digital Assets

The Company accounts for its digital assets, which are comprised of BTC and ETH as indefinite-lived intangible assets in accordance with ASC 350-60, Intangibles—Goodwill and Other-Crypto Assets. The Company has ownership of and control over its BTC and ETH and uses third-party custodial services at multiple locations that are geographically dispersed to store its digital assets. The Company’s digital assets are initially recorded at cost. Subsequently, they are measured at fair value, with the gain or loss associated with remeasurement of the digital assets reported in net income.

The fair value of the Company’s digital assets is determined based on the quoted price in its principal market, CoinBase, at the time of measurement (midnight UTC). The Company determines its principal market as the market that it has access to and has the greatest volume and level of orderly transactions in accordance with ASC 820, Fair Value Measurement. The Company tracks the cost of its digital assets using the first-in-first-out (FIFO) method. During the years ending August 31, 2025 and 2024, the Company realized gains from the sale of digital assets of $3,748 and $114, respectively.

Digital assets earned by the Company through its mining activities are included within operating activities on the accompanying Consolidated Statements of Cash Flows. The sales of digital currencies are included within investing activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in operating expense in the consolidated statements of income and comprehensive income (loss).

The Company holds its BTC in an account at Bitgo Trust (“Bitgo”), a well-known BTC custodian, which it also uses to liquidate its BTC when necessary. The Company also has an account with Gemini Trust Company, LLC, which is regulated by the New York Department of Financial Services as a backup facility.

Additionally, the Company has strategically invested in ETH, becoming the largest corporate holder of ETH, with over 1,875 tokens valued at approximately $8,260,607 as of August 31, 2025. These purchases were made through major OTC desks like Bitgo and Galaxy Digital. The Company views ETH as a long-term reserve asset, central to its positioning in the AI and digital asset investment cycles and aims to eventually hold 5% of the total ETH supply.

See Note 3, Digital Assets, to the Consolidated Financial Statements for further information regarding the Company’s purchases and sales of digital assets.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives for all other property and equipment are as follows:

Life (Years)
Miners and mining equipment	2 - 10

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. This process includes (i) identifying whether an indicator of impairment exists, (ii) assessing recoverability by comparing the carrying amount of the asset group to the sum of the undiscounted cash flows expected to result from its use and eventual disposition, and (iii) if the asset group is not recoverable, measuring the impairment loss as the excess of the carrying amount over fair value. Actual future outcomes could result in different conclusions that could materially affect the consolidated financial statements.

No depreciation is recorded on an asset until it is placed in service. Due to the nature of the equipment, it can only be placed in service when the hosting site is properly configured to turn on the machines.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a hierarchal framework, which prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available. Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

●	Level 1: Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

●	Level 2: Inputs are observable inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

●	Level 3: Inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

As of August 31, 2025 and 2024, the carrying amounts of the Company’s financial instruments, including cash and cash equivalents and accrued liabilities, which approximate fair value due to their short-term nature. The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the years ended August 31, 2025 or 2024.

The Company holds digital assets in the form of both BTC and ETH, both of which have an active market to buy and sell. The Company’s digital assets are recorded at fair value under ASC 820 and are considered Level 1 financial instruments. The Company has designated a principal market based on the market the Company has access to that has the greatest volume and level of orderly transactions for BTC and ETH. The Company reassesses its principal market when facts and circumstances change, including but not limited to when new markets become accessible, or the volume/activity in the current principal market declines.

Basic and Diluted Earnings (Loss) per Share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per Share” (“ASC 260”). As there were participating securities, including Series A and Series B Convertible Preferred Stock, outstanding during the years reported, the two-class method is utilized to compute the basic and dilutive EPS. Under the two-class method, undistributed earnings is allocated among the holders of common stock and participating securities based on their contractual participation rights. Because holders of participating securities do not have contractual obligation to share losses, losses were not allocated to holders of participating securities and, therefore, the two-class method was not used for reporting period when the Company had a net loss.

Basic EPS is computed by dividing undistributed earnings attributable to common stockholders, after allocating undistributed earnings to participating securities, by the weighted-average number of common shares outstanding during the period. Diluted impact from potential common stock instruments is calculated using the treasury stock method, if-converted method, and two-class method, unless the effect would be anti-dilutive. The dilutive EPS is determined based on the most dilutive out of the if-converted or two-class method.

Income Taxes

The Company accounts for income taxes under ASC 740, Accounting for Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. ASC 740-10-05, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions quarterly to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

Stock-Based Compensation

The Company accounts for share-based compensation awards in accordance with ASC 718. For equity-classified share-based compensation awards, the Company recognizes compensation expenses based on their grant-date fair value. For awards with service only vesting condition, the Company recognizes compensation expenses on a straight-line basis. The impact of forfeiture is accounted for when they occur.

Recent Accounting Pronouncements

Crypto Assets

The FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles-Goodwill and Other-Crypto Assets: Accounting for and Disclosure of Crypto Assets. The goal of this update is to require certain crypto assets to be measured at fair value separately on the balance sheet with gains and losses from changes in the fair value reported as unrealized gains or losses in the consolidated statement of income each reporting period. Further, this update requires the name, cost basis, fair value, and number of units for each significant crypto asset holding. ASU 2023-08 is effective for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. The Company adopted ASU 2023-08 on September 1, 2024, resulting in no cumulative effect in fair value on digital assets.

Segment Reporting

The FASB issued ASU 2023-07, Segment Reporting, ASC 280: Improvements to Reportable Segment Disclosures. This amendment requires enhanced disclosures about significant segment expenses and other segment items on both an annual and interim basis. The Company has applied the standard retrospectively to all periods presented in the consolidated financial statements. The adoption of ASU 2023-07 did not impact the Company’s determination of reportable segments but resulted in enhanced disclosures related to segment expense information. The adoption did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

Business Combinations - Joint Venture Formations

The FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60). The amendments in this Update address the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The objectives of the amendments are to (1) provide decision-useful information to investors and other allocators of capital (collectively, investors) in a joint venture’s financial statements and (2) reduce diversity in practice. The amendments in this Update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025, may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. The Company does not expect ASU 2023-05 to have a material impact, as it has no new joint ventures expected to be formed after the effective date of January 1, 2025.

Leases

The FASB issued ASU 2023-01, Leases, ASC 842: Common Control Arrangements. This pronouncement requires entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The adoption of ASU 2023-01 did not have a significant impact on the Company’s consolidated financial statements.

Liabilities – Supplier Finance Programs

The FASB issued ASU 2023-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The ASU requires additional disclosures about supplier finance program obligations to enhance transparency of their effects on working capital and liquidity. The guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company does not utilize supplier finance programs. While the Company has previously entered into derivative instruments in the normal course of business, no such instruments were outstanding as of August 31, 2025. Accordingly, adoption of ASU 2023-04 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – DIGITAL ASSETS

The following table sets forth the units held, cost basis, and fair value of both BTC and ETH held, as shown on the balance sheet as of August 31, 2025:

	Units	Cost Basis	Fair Value
BTC	192	$20,863	$20,923
ETH	1,874,927	7,426,698	8,260,609
Total		$7,447,561	$8,281,532

Cost basis is equal to the cost of the digital asset, net of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted digital assets prices within the Company’s principal market at the time of measurement (midnight Eastern).

The following table presents a reconciliation of BTC held as of August 31, 2025 and 2024:

	August 31, 2025	August 31, 2024
Fair value, beginning balance	$15	$129
Additions from BTC mining and hosting activity	3,133	3,079
Additions from purchases of BTC	20,404	528
Additions from advance payments in BTC	386	–
Additions from equity investment	–	8
Direct payments in BTC	(1,379)	(1,705)
Sale of BTC	(2,187)	(2,138)
Realized gains on BTC	–	114
Remeasurement of fair value of BTC	551	–
Fair value, ending balance	$20,923	$15

The Company acquired ETH as a part of a strategic business shift during fiscal year 2025 and therefore only held an ETH balance as of August 31, 2025. The following table presents a reconciliation of ETH held as of August 31, 2025:

August 31, 2025
Fair value, beginning balance	$–
Additions from the purchase of ETH	7,452,402
Realized gains	3,748
Unrealized remeasurement of fair value	804,457
Fair value, ending balance	$8,260,607

NOTE 4 – PROPERTY AND EQUIPMENT

The following tables set forth the components of the Company’s property and equipment at August 31, 2025 and 2024:

	Fiscal Year Ended
	2025	2024
Miners and mining equipment	$369	$3,094
Equipment not in-service	300	3,072
Total property and equipment	669	6,166
Accumulated depreciation	(153)	(1,394)
Total property and equipment, net	$516	$4,772

For the years ended August 31, 2025 and 2024, the Company recorded depreciation expense of $761 and $924, respectively, recorded within “cost of sales self-mining”.

Additionally, for the years ended August 31, 2025 and 2024, the Company recognized impairment charges of $1,912 and $120 recorded within impairment of property and equipment in the consolidated statement of operations.

Loss on Sale of Equipment

The Company previously had operation in Trinidad which is decided to dispose of during fiscal year 2025. As such, the Company sold all property and equipment at their physical locations in Trinidad which was comprised of $1,928. In exchange, the Company received $400 in cash resulting in $1,528 recorded in the loss on sale of equipment within the consolidated statement of operations. Refer to Note 6, Investments and Notes Receivable, which discusses the sale of the Company’s related interest held in ROC Digital Mining I, LLC.

NOTE 5 – ACCRUED LIABILITIES

As of August 31, 2025 and 2024, accrued liabilities are composed of the following:

	Fiscal Year Ended
	2025	2024
Accrued professional services fees	$1,492	$274
Accrued digital asset management fees	3,420	–
Accrued equity management fees	1,382	–
Accrued officer compensation	1,734	316
Accrued other	866	126
Total accrued liabilities	$8,894	$716

NOTE 6 – INVESTMENTS AND NOTES RECEIVABLES

Transaction with ROC Digital

In October 2022, the Company entered into an agreement with ROC Digital Mining I, LLC (the “ROC Digital” or “ROC”), to jointly develop and operate a BTC mining operation in Pecos, Texas. Under the Agreement, the Company contributed one immersion container, six transformers and cash, with a fair value of $987,429, as a capital contribution to ROC Digital Mining and this investment was accounted for under the equity method in accordance with ASC 323. In return, the Company received 240 Class B Units of ROC Digital pursuant to an ongoing offering of a total of 1,000 Class B Units at $4,400 per unit.

The Company simultaneously sold ROC Digital four immersion containers for $1,200, which is payable pursuant to a promissory note that bears interest at 5% per annum and is payable pursuant to monthly payments of $31,204 per month commencing on December 30, 2022, with any remaining principal and interest payable in full on May 31, 2026. The note was secured by the equipment that was sold. The Company also obtained the right to locate one container at the location that the Company would be able to use for self-mining.

On January 17, 2025, and in connection with the sale of interests in the investment, the Company settled the remaining $600 of notes receivable from ROC Digital Mining I, LLC by executing an agreement with Innovative Digital Investors (“IDI”) to apply the notes receivable from ROC Digital to amounts attributable to IDI under a line of credit agreement (LOC) entered into by the Company in 2022. Refer to Note 7, Loans Payable, for further details surrounding this loan. As a result of this agreement, there are no notes receivable as of August 31, 2025.

Investment in Joint Venture

In October 2022, we entered into a joint venture arrangement with ROC Digital Mining Manager LLC (“ROC Manager”) to jointly develop and operate a BTC mining operation in Pecos, Texas. Under the joint venture, we contributed one immersion container, six transformers and cash with a value of $987 as a capital contribution to ROC Digital Mining I LLC (“ROC Digital”). An affiliate of ROC Manager also contributed an immersion container. We simultaneously sold ROC Digital four immersion containers for $1,200, which is payable pursuant to a promissory note that bears interest at 5% per annum, and provides for monthly amortizing payments through May 31, 2026. The note is secured by the equipment that was sold. We own approximately 30% of ROC Digital. Day to day management of the operations of ROC Digital was provided by ROC Digital Mining LLC (“ROC Mining”), an affiliate of ROC Manager in which we do not have an interest.

Due to losses incurred on the Joint Venture, on August 29, 2025, the Company elected to sell its investment in ROC Digital. At the time of the disposal, the Company’s investment in ROC Digital was $668. The Company decided to dispose of their interest in ROC Digital inclusive of a select property and equipment, primarily comprised of $720 in unfinished Rykor Containers that were classified as fixed assets not in service. The Company settled on $110 of cash in exchange for the sale of its investment resulting in $1,278 recorded in loss on sale of investment within the consolidated statement of operations. The amount remained outstanding and was held within other receivables as of August 31, 2025.

Notes Receivable

Notes receivable consists of notes received as partial consideration for the sale of mining equipment and are collateralized by the mining equipment that was the subject of the sale with ROC Digital mentioned above. As of August 31, 2025 and 2024, notes receivable consists of the following:

	August 31, 2025	August 31, 2024

Note receivable-related party in original principal amount of $1,200,000, bearing interest at 5.0% per annum, payable in 41 equal monthly payments of $31,204 commencing December 30, 2022	655	655
Less: Non-current portion	-	(281)
Less: Settlement of notes receivable	(655)	-

Notes receivable – short-term	$–	$374

The note receivable is primarily settled through an agreement between IDI and ROC Digital to use the receivable amount from ROC Digital to settle the Company’s loan of $600 due to IDI.

During the years ended August 31, 2025 and 2024, the Company recorded $1 and $55, respectively, in interest income on these notes.

NOTE 7 – LOANS PAYABLE

Line of Credit from IDI

On October 19, 2022, the Company entered into a Line of Credit Agreement (the “LOC Agreement”) with Innovative Digital Investors Emerging Technology, L.P. (“IDI”), a limited partnership controlled by Jonathan Bates, the Company’s former Chairman and CEO, and Raymond Mow, the Company’s Chief Financial Officer and a Director. The LOC Agreement provided for loans of up to $1,000 at the request of the Company to finance the purchase of equipment necessary for the operation of the Company’s business, and related working capital. Loans under the LOC Agreement accrue interest at twelve percent (12%) per annum, compounded on a 30/360 monthly basis until the loans have been repaid in full. The Company had the right to submit draw requests under the LOC Agreement until April 15, 2023. Each draw request is subject to the approval of IDI in its sole discretion. The amount drawn, plus all accrued interest therein, was repayable in full on December 1, 2023.

Effective May 13, 2023, the Company and IDI amended the LOC Agreement to increase the amount that the Company may borrow thereunder to $1,750, extended the date by which the Company could borrow funds thereunder to December 1, 2023, and extended the maturity date to December 1, 2024. Simultaneously with the extension, the Company borrowed an additional $500.

On November 4, 2024, the Company and IDI amended the LOC Agreement to further increase the amount that the Company may borrow thereunder to $2,300. In addition, the Company has the right to extend the maturity for six monthly periods, in consideration for an extension fee of $25 for each extension, which will be added to the balance due under the LOC.

During the fiscal year ended August 31, 2025, all outstanding loans, including principal and accrued interest, owed to IDI were repaid through a combination of cash payments, issuance of approximately 100,000 shares of common stock at the price of $8 per share, and an agreement with Jonathan Bates to exchange receivables due to Bitmine from ROC Digital (see Note 6, Investments and Notes Receivable) for a $600 reduction in the outstanding LOC balance. The extinguishment resulted in a gain of $143, which was accounted for as a capital contribution from a related party and recognized in additional paid-in capital. For the fiscal year ended August 31, 2024, the amount of principal and interest due to related party was $1,625 and $316.

Hash Rate Sale Agreement

In November 2024, the Company entered into an agreement to purchase 3,000 S-19j Pro BTC miners for a total price of $1,035 from Luxor Technology Corporation. At the time of the purchase, the Company entered into a Hashrate Sale Agreement to finance part of the transaction. Per the requirements of the Hashrate Sale Agreement, the Company sold 90 PH per day for 365 days at a price of 0.0005 per hashrate. In May 2025, the Company settled the Hashrate Sale Agreement loan in cash of $949 and delivered hashrate of $375, resulting in a loss on the extinguishment of debt of $289.

NOTE 8 – RELATED PARTY TRANSACTIONS

Transactions with IDI and ROC Digital

As described in Note 7, Loans Payable, the Company had a loan payable to IDI under a LOC agreement with principal and interest due of $1,625 and $316 at August 31, 2024 which represents related party transactions. These transactions included a new draw on the LOC, cash payments, the issuance of shares to IDI, and the exchange of receivables from ROC Digital Mining I, L.P. outlined in Note 6, Investments and Notes Receivable. As a result of the transactions set forth in Notes 6 and 7, the amount of principal and interest due to IDI was $0 and $0 as of August 31, 2025.

Transactions with Rykor Energy Solutions, LLC

Rykor owned 133,600 shares of the Company’s common stock and 267,200 warrants, and as such is the beneficial owner of approximately 17.8% of the Company’s common stock. A principal of Rykor (who is also a principal of ROC Mining) also serves on the Board.

In May 2024, the Company entered into a transaction to sell 20 transformers to Rykor Energy Solutions, LLC (“Rykor”). The total sales price of the transformers was approximately $1,407 and the Company’s total cost was approximately $1,340. As a result of this transaction, as of August 31, 2024, the Company recognized $704 in Advanced Payments from Rykor and $670 in Prepaid Expenses, for related supplies, on the consolidated balance sheets.

During the year-ended August 31, 2025, by mutual agreement, the sale transaction was reduced to 10 transformers. These transformers were delivered and the Company recorded revenue of $704 within revenue from the sale of mining equipment with a cost of sales of $670 recorded in cost of sales mining equipment resulting in a profit of $34 within the Consolidated Statement of Income (loss). Accordingly, as of August 31, 2025, this transaction was completed and no balances remain on the Company’s consolidated balance sheet with Rykor.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock and Pre-Funded Warrants

On June 4, 2025, the Company entered into an underwriting agreement with ThinkEquity LLC (“ThinkEquity”) to sell 2,250,000 shares of common stock at a discount to the public offering price of $7.40 per share (92.5% of the public offering price of $8.00 per share) and granted the Underwriter a 45-day over-allotment option to purchase up to 337,500 additional shares of common stock. The offering closed on June 6, 2025. The Company sold 2,587,500 shares of common stock and received net proceeds of $18,771 from the sale, after deducting the underwriting discounts and commissions and other estimated offering expenses.

On June 30, 2025, the Company entered into securities purchase agreement with certain accredited investors to sell and issue an aggregate of (i) 36,309,592 shares of the Company’s common stock, par value $0.0001 per share, at an offering price of $4.50 per share, and (ii) pre-funded warrants to purchase up to aggregate of 11,006,444 shares of common stock at an offering price of $4.4999 per pre-funded warrant (the “June Offering”). Each of the pre-funded warrants is exercisable for one share of common stock at the exercise price of $0.0001 per share, immediately exercisable, and may be exercised at any time until all of the pre-funded warrants are exercised in full, subject to certain beneficial ownership limitations set forth therein. The transaction closed in July 2025, and the Company received aggregated cash proceeds of $211,519, net of cash issuance cost.

On June 30, 2025, the Company also entered into securities purchase agreement with certain accredited investors to sell and issue an aggregate of 8,804 shares of common stock, at an offering price of $4.50 per share, for ETH or BTC. The transaction closed in July 2025, and the Company received in-kind contribution in the form of ETH and BTC with an aggregated fair value of $39,619.

On July 9, 2025, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with each of Cantor Fitzgerald & Co. (“Cantor”) and ThinkEquity (each, an “Agent” and together, the “Agents”), pursuant to which the Company, from time to time, at its option may offer and sell shares (the “ATM Shares”) of its common stock, par value $0.0001 per share, to or through Cantor, acting as principal and/or the sole designated sales agent having an aggregate sales price of up to $2,000,000 (the “ATM Offering”). On July 24, 2025, the Company filed a supplement to the prospectus with the SEC to increase the number of Shares that may be sold in the ATM Offering pursuant to the Sales Agreement to up to $4,500,000 (the “ATM Sales Increase”). Subject to the terms and conditions of the Sales Agreement, Cantor will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the ATM Shares from time to time, based upon the Company’s instructions. The Company has provided the Agents with customary indemnification and contribution rights in favor of the Agents, and the Agents will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of the ATM Shares pursuant to the Sales Agreement. As of August 31, 2025, the Company sold 170,695,568 shares of common stock pursuant to the ATM offering and received cash proceeds of $7,717,761, net of the commission of $114,277. Additional net cash proceeds of $101,170 were received on September 2, 2025.

Series A and B Convertible Preferred Stock

The Board had authorized the issuance of two series of preferred stock, the Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for 25,000 shares, of which 22,698 shares were issued; and Series B Convertible Preferred Stock (the “Series B Preferred Stock”) for 150 shares, of which, 125 shares were issued. All outstanding shares of Series A Preferred Stock and Series B Preferred Stock were converted during the year ended August 31, 2025. As of August 31, 2025, there were no shares of Series A Preferred Stock and Series B Preferred Stock outstanding. As of August 31, 2024, there were 22,698 shares of Series A Preferred Stock outstanding.

In November 2024, the Company issued 125 shares of Series B Convertible Preferred Stock to IDI in consideration for $200 cash and 575,000 shares of common stock owned by IDI, in connection with the amendment made to the Company’s LOC with IDI. The Series B Convertible Preferred Stock has a conversion price of $4.00 per share. This issuance of the Series B Convertible Preferred Stock triggered a down-round adjustment per the certificate of incorporation, lowering the conversion price of Series A Convertible Preferred Stock from $11.500 to $4.00. The adjustment resulted in an increase of $2,961 to the fair value of Series A Convertible Preferred Stock, which was accounted for as a deemed dividend.

Following the close of the June Offering in July 2025, 22,698 shares of Series A Convertible Preferred Stocks and 125 shares of Series B Convertible Preferred Stocks were converted to 1,759,915 shares of the Company’s common stock.

Series A Convertible Preferred Stock has the following rights:

Dividends: Each share of Series A Preferred is entitled to receive non-cumulative dividends equal to the amount of dividends that the holder of such share would have received if such share of Series A Preferred were converted into shares of common stock immediately prior to the record date of the dividend declared on the common stock.

Liquidation Preference: The Series A Preferred Stock is entitled to receive, prior to any distribution to any junior class of securities, an amount equal to $10 per share, plus any accrued but unpaid dividends, as a liquidation preference before any distribution may be made to the holders of any junior security, including the common stock. The aggregate amount of liquidation preference for Series A Convertible Preferred Stock is $4,560.

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

Directors: The Series A Preferred Stock has the exclusive right to nominate and vote on two (2) members of the Board.

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

Redemption by the Holders: Any holder of Series A Preferred may request that some or all of its Series A Preferred be redeemed to the extent of 30% of the liquid net assets of the Company in excess of $2.0 million. To the extent any holder requests redemption under this provision, the Company is required to send a notice to all other Series A Preferred holders, who will be entitled to request redemption of some or all of their shares as well. Each holder is required to redeem at least the lesser of 10,000 shares or the number of shares of Series A Preferred held by the holder.

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

Series B Convertible Preferred Stock has the following rights:

Dividends: Each share of Series B Preferred is entitled to receive non-cumulative dividends equal to the amount of dividends that the holder of such share would have received if such share of Series B Preferred were converted into shares of common stock immediately prior to the record date of the dividend declared on the common stock.

Liquidation Preference: The Series B Preferred Stock is entitled to receive, prior to any distribution to any junior class of securities, an amount equal to $1,000 per share, plus any accrued but unpaid dividends, as a liquidation preference before any distribution may be made to the holders of any junior security, including the common stock. The aggregate amount of liquidation preference for Series B Convertible Preferred Stock is $2,500.

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

Rank: The Series B Preferred ranks senior to the common stock and any other class or series of preferred stock that may be authorized but ranks junior to the Series A Convertible Preferred Stock.

Redemption by Company: The Company may redeem all of the Series B Preferred at any time on twenty days’ notice by payment of the liquidation preference of the Series B Preferred.

Redemption by the Holders: The holders of the Series B Preferred shall not have the right to compel the Company to redeem their Series B Preferred unless the Company is in default under the terms of the Certificate of Designation.

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

Anti-Dilution Protection: The conversion price of the Series B Preferred is subject to reduction to the extent the Company issues (i) shares of common stock at a purchase price less than the then current conversion price, (ii) debt or equity securities convertible into common stock at a conversion price less than the then current conversion price, (iii) options or warrants exercisable for common stock at an exercise price less than the then current conversion price, or (iv) options or warrants to purchase convertible debt or equity securities, where the combined exercise and conversion prices would enable the holder to acquire shares of common stock for less than the then current conversion price.

As of August 31, 2025, there were no shares of preferred A or B outstanding.

NOTE 10 – STOCK-BASED COMPENSATION

Restricted Stock Awards

The Company issued restricted stock awards (“RSA”) to one executive and directors in exchange for services. RSAs had time vesting period ranging from 2 to 5 years.

A summary of RSA for the fiscal year ended August 31, 2025 is presented below:

	RSAs	Weighted-Average Grant Date Fair Value
Unvested shares at August 31, 2024	195,906	$8.80
Granted	-	-
Vested	(195,906)	$8.80
Forfeited	-	-
Unvested shares at August 31, 2025	-	$-

One executive held 135,360 shares of RSAs. On August 29, 2025, the Company reached an agreement with the executive to accelerate all of his unvested RSAs. The Company recognized a total compensation expense of $928 in connection with the modification. The remaining RSAs become fully vested on January 15, 2025 according to their original vesting condition.

During the years ended August 31, 2025 and 2024, the Company recognized compensation expenses of $2,425 and $1,123 for RSAs, respectively, inclusive of the modification compensation expense noted above.

Warrants

In connection with the June Offering, the Company issued common stock purchase warrants to a placement agent (the “Placement Agent Warrants”) on July 8, 2025 in exchange for services. The Placement Agent Warrants are exercisable immediately upon issuance to purchase up to 1,231,945 shares of the Company’s common stock at an exercise price of $5.40 per share. The warrants were fully vested upon issuance and have a contractual term of five years. The total grant-date fair value of the Placement Agent Warrants is $134,654, which was treated as the issuance cost, net against the cash proceeds from the June Offering.

On July 8, 2025, the Company entered into a Strategic Advisor Agreement with Ethereum Tower LLC (the “Strategic Advisor”) pursuant to which the Company engaged the Strategic Advisor to provide strategic advice and guidance relating to the Company’s business, operations, growth initiatives and industry trends in the digital asset technology sector. As compensation for services rendered by the Strategic Advisor under the Strategic Advisor Agreement, the Company issued to the Strategic Advisor warrants to purchase 3,192,620 shares of the Company’s Common Stock (the “Strategic Advisor Warrants”) at an exercise price of $5.40 per share. The Strategic Advisor Warrants were fully vested upon issuance and have a contractual term of five years. The total grant-date fair value of the Strategic Advisor Warrants is $348,959, which was immediately expensed and included in operating expense in the consolidated statement of income (loss).

In connection with the share offering on June 4, 2025, the Company issued to ThinkEquity warrants to purchase up to 129,375 shares of Common Stock at an exercise price of $10 per share (the “Representative’s Warrants”) in exchange for services. The Representative’s Warrants were fully vested upon issuance, but are not exercisable until December 1, 2025. The warrants have a contractual term of approximately five years. The total grant-date fair value of the Representative’s Warrants is $852, which was treated as the issuance cost, net against the cash proceeds from the capital raise.

All warrants are accounted for as equity classified share-based compensation award in accordance with ASC 718. Following is a summary of the activities of warrants for the period ended August 31, 2025:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of August 31, 2024	-	$-
Granted	4,553,940	5.53
Exercised	(1,446,826)	5.40
Forfeited	-	-
Expired	-	-
Outstanding as of August 31, 2025	3,107,114	$5.59
Exercisable as of August 31, 2025	3,107,114	$5.59

The Company estimated the fair value of warrants using the Black-Scholes option-pricing model, which requires assumptions, including volatility, the expected term of the warrants, the risk-free interest rate for a period that approximates the expected term of the warrants, and expected dividend yield. Volatility is estimated based on the historical volatility of the guideline public companies over a period approximately equal to the expected term. The contractual term of the warrants is used as the expected term since the warrant holders are nonemployees and expected to hold the warrants to expiration to maximize the value of the warrants.

The table below summarizes the key assumption inputs used for the valuation for the fiscal year ended August 31, 2025:

	Placement Agent Warrants	Strategic Advisor Warrants	Representative Warrants
Stock Price	$111.50	$111.50	$7.75
Exercise Price	$5.40	$5.40	$10.00
Expected Term (in years)	5.00	5.00	5.00
Risk-free interest rate	3.99%	3.99%	3.93%
Expected volatility	130.00%	130.00%	130.00%
Expected dividend yield	0.00%	0.00%	0.00%

NOTE 11 – INCOME TAXES

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s pre-tax income (loss) as follows:

	August 31, 2025	August 31, 2024
U.S. Federal Income Tax	21.0%	21%
Less: Non-current portion	(0.2)%	(21)%
Less: Settlement of notes receivable	0.0%	0.0%

Effective Tax Rate	20.9%	0.0%

The provision for income taxes consisted of the following for the periods ended August 31, 2025 and 2024:

	August 31, 2025	August 31, 2024
Current
Federal	$–	$–
State	–	–
Deferred
Federal	$92,295	$–
State	–	–

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows for the periods ended August 31, 2025 and 2024:

	August 31, 2025	August 31, 2024
Deferred tax assets
Net operating losses	$10,626	$3,614
Section 162(j) interest limitation carryforward	244	–
Accrued liabilities	1,734	–
Stock-based compensation	352,300	924
Total deferred tax assets	$364,904	$4,538
Deferred tax liabilities
Depreciation	$(1,585)	$(1,326)
Unrealized Gain/Loss on digital assets	(802,819)	–
Total deferred tax liabilities	$(804,404)	$(1,326)
Net deferred tax asset/(liability)	(439,500)	3,212
Less: valuation allowance	–	(3,212)
Net deferred tax asset/(liability)	$(439,500)	$–

The Company has $10,600 in U.S. Federal income tax NOL carryforwards as of August 31, 2025, that can be carried forward indefinitely and $3,600 of U.S. Federal income tax NOL carryforwards as of August 31, 2025. In addition, the Company has $244 of Section 163(j) interest expense limitation that can be carried forward indefinitely.

The Company recorded a valuation allowance of $0 and $3,200 at August 31, 2025 and 2024, respectively. The Company released the valuation allowance in 2025.

Valuation allowances have been established where the Company has concluded that it is more likely than not that such deferred tax assets are not realizable. The Company’s ability to realize its remaining deferred tax assets as of August 31, 2025, is primarily dependent upon generating sufficient taxable income of the proper character in future years. Management has concluded that there is sufficient positive evidence to support the expected realization of these deferred tax assets primarily due to the fact that the excess market value of the Company’s ETH over the cost basis of the Company’s ETH as of August 31, 2025 is a source of future taxable income that is expected to allow all of the Federal income tax net deferred tax assets to be realized. As part of the assessment of the amount of the valuation allowance, the Company considered that it has the ability and intent to execute tax planning strategies if necessary, including selling ETH with a built-in-gain.

After consideration of all available evidence, the Company has concluded that, as of August 31, 2025, it is more likely than not that its deferred tax assets will be realized. If the market value of ETH declines in future periods, the Company would need to assess other sources of forecasted taxable income of proper character, which could result in additional valuation allowances being recorded.

NOTE 12 – EARNINGS PER SHARE

EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the components used in the computation of basic and diluted income per share:

(In thousands, except share and per share data)	Fiscal Year Ended August 31, 2025	Fiscal Year Ended August 31, 2024
Basic earnings per share:
Numerator:
Net income (loss)	$348,577	$(3,293)
Less: Deemed dividend to participating preferred stock	(2,961)	-
Less: allocation to participating preferred stock	(17,455)	-
Net income (loss) available to common stockholders — Basic	$328,161	$(3,293)

Denominator:
Weighted average common shares outstanding - basic	24,137,713	2,493,931
Basic earnings per common share	$13.60	$(1.32)

Diluted earnings per share:
Numerator:
Net income (loss) available to common stockholders — Dilutive	$328,681	$(3,293)
Denominator:
Weighted average common shares outstanding - basic	24,137,713	2,493,931
Add: dilutive securities
Warrants	345,239	-
RSAs	32,274	-
Weighted average common shares outstanding - diluted	24,515,226	2,493,931
Diluted earnings per common share	$13.39	$(1.32)

22,698 shares of Series A Preferred Stock and 125 shares of Series B Preferred Stock were outstanding during the period ended August 31, 2025 but were excluded from diluted earnings per share computation as they were anti-dilutive.

The following table summarizes the securities that were not included in the computation of diluted income per common share:

	Outstanding as of August 31, 2025	Outstanding as of August 31, 2024 (3)
C-3 Warrants (1)	1,280	1,280
C-1 and C-2 Warrants (2)	-	414,760
RSAs	-	195,906

(1)	Warrants are out-of-money because the exercise price exceeded the average fair value during the period.
(2)	These warrants were out of money during the fiscal year ended 08/31/2024 and expired on 01/15/2025
(3)	The Company was in loss position as of 08/31/2024 and hence no dilutive securities were included.

NOTE 13 – SEGMENT REPORTING

In accordance with ASC 280-10, Segment Reporting, management has determined that the Company operates as one operating segment and one reportable segment. This conclusion reflects the manner in which the Chief Executive Officer, who serves as the Company’s Chief Operating Decision Maker (“CODM”), reviews financial performance and allocates resources, particularly focusing on Operating Income in their assessment of performance. The CODM regularly reviews consolidated financial results in their entirety rather than discrete financial information by line of business, geography, or asset type. Accordingly, management concluded that the Company’s operations represent a single operating and reportable segment. Given that the Company has identified one operating and reportable segment, the segment results correspond directly to the consolidated financial statements.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Commitments

During the fiscal year ended August 31, 2025, the Company entered into a Consulting Agreement with Ethereum Tower LLC (“ETH Tower”) to provide consulting, asset management, custody, and staking services. The Consulting Agreement has a term of ten years and may be renewed.

Under the terms of the Consulting Agreement, the Company is obligated to pay ETH Tower a consulting fee calculated as follows:

●	1.00% per annum on digital assets managed up to $1,000,000;
●	0.50% per annum on digital assets managed from $1,000,000 to $5,000,000; and
●	0.25% per annum on digital assets managed above $5,000,000.

The fee is earned daily and paid monthly, which may be settled in cash or digital assets. The aggregate fees to be incurred by the Company are expected to be in the range of $40,000 to $50,000 annually.

The Consulting Agreement is non-cancelable except under limited circumstances. If the Company terminates the Consulting Agreement without cause, ETH Tower is entitled to 85% of all fees that would have accrued through the end of the term as liquidated damages.

Contingencies

From time to time, the Company is subject to legal proceedings that arise in the ordinary course of business. While any legal proceeding or claim has an element of uncertainty, the Company believes the outcome of each lawsuit, claim or legal proceeding that is pending or threatened, or all of them combined, will not have a material adverse effect on the Company’s consolidated financial position or results of operations. It is possible, however, that future results of operations could be materially and adversely affected by any new developments relating to the legal proceedings and claims. As of August 31, 2025, and 2024, no legal matters were considered probable and reasonably estimable.

NOTE 15 – SUBSEQUENT EVENTS

On November 19, 2025, the Board approved a dividend of $0.01 per share for the Company’s common stock. The dividend will be paid to stockholders of record on December 8, 2025.

Through November 20, 2025, the Company sold stock and private placements of $7,160,917,802.08 through the ATM Program which permits sales of up to $20,000,000 of the Company’s common stock.

On September 8, 2025, the Company made a $20,000 cash investment into the common stock of Eightco Holdings Inc. (NASDAQ: OCTO).

On September 22, 2025, the Company entered into a securities purchase agreement with an institutional investor related to the offer and sale of 5,217,715 shares of the Company’s common stock, par value $0.0001 per share at a price of $70.00 per share, and warrants to purchase up to 10,435,430 shares of the common stock at an exercise price of $87.50 per share in a registered direct offering transaction. At $70.00 per share, the common stock purchase price represents a premium of approximately 14% to the closing price on September 19, 2025. The warrants will be exercisable upon issuance and expire on March 22, 2027. Prior to and including the date of expiration, the warrants may be exercised, in whole or in part, in exchange for cash payment of the exercise price.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Form 8-K filed September 6, 2022).
3.2	Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock (incorporated by reference from Form 8-K filed September 6, 2022).
3.3	Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (incorporated by reference from Form 8-K filed November 7, 2024).
3.4	Certificate of Merger (incorporated by reference from Form 10 filed October 27, 2020).
3.5	Amended and Restated Bylaws (incorporated by reference from Form S-1 (File No. 333-284361), filed January 21, 2025).
4.4	Form of Class C-1 Warrant (incorporated by reference from Form S-1, File No. 333-266348, filed July 27, 2022).
4.5	Form of Class C-2 Warrant (incorporated by reference from Form S-1, File No. 333-266348, filed July 27, 2022).
4.6	Form of Class C-3 Warrant (incorporated by reference from Form S-1, File No. 333-266348, filed July 27, 2022).
4.7	Form of Pre-Funded Warrant, dated June 30, 2025 (incorporated herein by reference from the Current Report on Form 8-K filed with the SEC on July 3, 2025).
4.8	Form of Strategic Advisor Warrant, dated July 8, 2025 (incorporated herein by reference from the Current Report on Form 8-K filed with the SEC on July 9, 2025).
4.9	Form of Placement Agent Warrant, dated June 27, 2025 (incorporated herein by reference from the Current Report on Form 8-K filed with the SEC on July 3, 2025).
4.10	Form of Representative’s Warrant dated June 4, 2025 (incorporated herein by reference from the Current Report on Form 8-K filed with the SEC on June 10, 2025).
10.1	Employment Agreement between the Company and Ryan Ramnath dated July 19, 2021 (incorporated by reference from Form 8-K/A filed September 9, 2021).
10.2	Master Services Agreement between Telecommunications Services of Trinidad and Tobago Limited and the Company for Colocation Services dated October 21, 2021 (incorporated by reference from Form S-1/A filed November 14, 2022).
10.3	Statement of Work No. 1 Colocation Services by and between the Company and Telecommunications Services of Trinidad and Tobago Limited dated June 17, 2022 (incorporated by reference from Annual Report on Form 10-K filed December 14, 2023).
10.4	Form of Restricted Stock Agreement (incorporated by reference from Form S-1/A filed November 14, 2022).
10.5	Amended and Restated Line of Credit Agreement between the Company and Innovative Digital Investors Emerging Technology, L.P. dated May 13, 2023 (incorporated by reference from Annual Report on Form 10-K filed December 14, 2023).
10.6	Promissory Note executed by ROC Digital Mining I LLC dated October 13, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).
10.7	Security Agreement executed by ROC Digital Mining I LLC and the Company dated October 13, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).
10.8	Transfer, Bill of Sale and Assignment executed by ROC Digital Mining I LLC and the Company dated October 13, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).
10.9	Limited Liability Company Operating Agreement of ROC Digital Mining I LLC dated July 27, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).
10.10	Limited Liability Company Operating Agreement of ROC Digital Mining Manager LLC dated July 27, 2022 (incorporated by reference from Form 8-K filed October 19, 2022).
10.11	Colocation Services Agreement between Bitmine Immersion Technologies, Inc. and Soluna SW, LLC dated October 9, 2023 (incorporated by reference from Annual Report on Form 10-K filed December 14, 2023).
10.12	Amendment of Line of Credit Agreement between the Company and Innovative Digital Investors Emerging Technology, L.P. dated November 4, 2024 (incorporated by reference from Form 8-K filed November 7, 2024).
10.13	Master Hashrate Purchase and Sale Agreement between the Company and Luxor Technology Corporation dated November 14, 2024 (incorporated by reference from Annual Report on Form 10-K filed December 9, 2024).
10.14	Unit Lien Agreement between the Company and Luxor Technology Corporation dated November 14, 2024. (incorporated by reference from Annual Report on Form 10-K filed December 9, 2024).
10.15	Master Hashrate Purchase and Sale Agreement between the Company and Luxor Technology Corporation dated May 22, 2025 (incorporated by reference to Form S-1/A filed on May 27, 2025).
10.16	Form of Underwriting Agreement by and between Bitmine Immersion Technologies, Inc. and ThinkEquity LLC (incorporated by reference from the Form S-1/A filed May 27, 2025).
10.17	Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. and ThinkEquity LLC (incorporated by reference from Form 8-K filed July 9, 2025).
10.18	Form of Cash Securities Purchase Agreement, dated as of June 30, 2025, between Bitmine Immersion Technologies, Inc. and each Purchaser (as defined therein) (incorporated by reference from Form 8-K filed July 3, 2025).
10.19	Form of Cryptocurrency Securities Purchase Agreement, dated as of June 30, 2025, between Bitmine Immersion Technologies, Inc. and each Purchaser (as defined therein) (incorporated by reference from Form 8-K filed July 3, 2025).
10.20	Placement Agency Agreement, dated June 27, 2025, between Bitmine Immersion Technologies, Inc. and ThinkEquity LLC (incorporated by reference from Form 8-K filed July 3, 2025).
10.21	Form of Registration Rights Agreement, dated as of June 30, 2025, between Bitmine Immersion Technologies, Inc. and each Purchaser (as defined therein) (incorporated by reference from Form 8-K filed July 3, 2025).
10.22	Consulting Agreement, dated July 8, 2025, between Bitmine Immersion Technologies, Inc. and Ethereum Tower LLC (incorporated by reference from Form 8-K filed July 9, 2025).
10.23	Strategic Advisor Agreement, dated July 8, 2025, between Bitmine Immersion Technologies, Inc. and Ethereum Tower Instant LLC (incorporated by reference from Form 8-K filed July 9, 2025).
10.24	Open Market Share Repurchase Agreement, dated July 28, 2025 (incorporated by reference from Form 8-K filed July 29, 2025).
14	Code of Ethics (incorporated by reference to the Annual Report on Form 10-K filed December 9, 2021).
21*	List of Subsidiaries.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Accounting Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.
101.INS	Inline XBRL Instance Document (does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Scheme Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101.INS)

* Filed herewith.

38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bitmine Immersion Technologies, Inc.
(Registrant)

By:	/s/ Chi Tsang
Name:	Chi Tsang
Title:	Chief Executive Officer

Date: November 21, 2025

39

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Chi Tsang	Chief Executive Officer and Director	November 21, 2025
Chi Tsang	(Principal Executive Officer)

/s/ Raymond Mow	Chief Financial Officer and Director	November 21, 2025
Raymond Mow	(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas Lee	Director and Chairman of the Board of Directors	November 21, 2025
Thomas Lee

/s/ Michael Maloney	Director	November 21, 2025
Michael Maloney

/s/ Lori Love	Director	November 21, 2025
Lori Love

/s/ David Sharbutt	Director	November 21, 2025
David Sharbutt

/s/ Olivia Howe	Director	November 21, 2025
Olivia Howe

/s/ Jason Edgeworth	Director	November 21, 2025
Jason Edgeworth

/s/ Robert Sechan	Director	November 21, 2025
Robert Sechan

40