Form 10-Q
period 2025-11-30
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2026-01-13
CIK 1829311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of January 12, 2026 was 454,862,451 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bitmine Immersion Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share data)

	November 30,	August 31,
	2025	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$887,678	$511,999
Prepaid expenses	1,119	498
Other receivables	231	510
Total current assets	889,028	513,007
Digital assets	10,561,789	8,281,530
Investment in equity securities	35,890	-
Property and equipment, net	568	516
Total assets	$11,487,275	$8,795,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities and payables	$11,338	$8,894
Unsettled digital asset trades	125,000	-
Contract liabilities	790	1,067
Total current liabilities	137,128	9,961
Deferred tax liability	-	92,295
Warrant liability	98,615	-
Total liabilities	235,743	102,256

Commitments and contingencies	–	–

Stockholders’ Equity:

Common stock, $0.0001 par value, 500,000,000 shares authorized; 408,578,823 and 234,712,324 shares issued and outstanding as of November 30, 2025 and August 31, 2025 respectively	41	23
Additional paid-in capital	16,118,194	8,355,382
Accumulated deficit	(4,866,703)	337,392
Total stockholders’ equity	11,251,532	8,692,797
Total liabilities and equity	$11,487,275	$8,795,053

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bitmine Immersion Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for share and per share data)

	Three months	Three months
	ended	ended
	November 30,	November 30,
	2025	2024
	(unaudited)	(unaudited)
Revenue from the sale of mining equipment	$-	$717
Revenue from self-mining	2	484
Revenue from consulting	199	-
Revenue from leasing	1,112	-
Revenue from staking	980	-
Total Revenue	2,293	1,201
Cost of sales mining equipment	-	670
Cost of sales self-mining	86	541
Cost of sales leasing	909	-
Cost of sales staking	29	-
Total Cost of Sales	1,024	1,211

Operating expenses:
General and administrative expenses	223,436	959
Impairment of property and equipment	200	-
Unrealized loss (gain) from digital assets holdings	5,247,925	(85)
Total operating expenses	5,471,561	874

Loss from operations	(5,470,292)	(884)

Other income (expense)
Interest expense	(200)	(68)
Interest income	-	1
Unrealized gain from trading securities	15,890	-
Change in fair value of warrant liability	158,212	-
Loss on the extinguishment of debt	-	(23)
Pre-tax loss	(5,296,390)	(974)

Income tax benefit	(92,295)	-
Net loss	(5,204,095)	(974)
Deemed dividend on Series A Preferred Stock	-	(2,961)
Net loss attributable to common stockholders	$(5,204,095)	$(3,935)

Basic loss per common share	$(15.98)	$(1.66)
Diluted loss per common share	$(15.98)	$(1.66)

Weighted-average number of common shares outstanding:
Basic	325,665,565	2,371,103
Diluted	325,665,565	2,371,103

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bitmine Immersion Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, unaudited)

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-in	Accumulated Deficit/Retained	Total Stockholders
	Shares	Par Value	Shares	Value	Shares	Value	Capital	Earnings	Equity
Balance, August 31, 2025	–	$–	–	$–	234,712,324	$23	8,355,382	337,392	8,692,797

Issuance of common stock	-	-	-	-	168,532,074	17	7,664,363	-	7,664,380

Issuance of common stock to settle liabilities	-	-	-	-	43,250	-	1,887	-	1,887

Stock based compensation expense	-	-	-	-	10,000	-	677	-	677

Issuance of common stock and liability classified warrants	-	-	-	-	5,217,715	1	95,542	-	95,543

Exercise of warrants	-	-	-	-	63,460	-	343	-	343

Net loss	-	-	-	-	-	-	-	(5,204,095)	(5,204,095)

Balance, November 30, 2025	-	$-	-	$-	408,578,823	41	$16,118,194	$(4,866,703)	$11,251,532

							Additional		Total
	Series A Preferred		Series B Preferred		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31,2024	453,966	$–	–	$–	2,495,630	$–	$12,310	$(8,224)	$4,086

Series A Preferred -for change of vesting terms	–	–	–	–	–	–	25	–	25

Series A - deemed dividend due to convert price reset	–	–	–	–	–	–	2,961	(2,961)	–

Conversion of common stock to Preferred B stock and purchase of Preferred B Stock	–	–	125	–	(575,000)	(1)	201	–	200

Stock-based compensation for services	–	–	–	–	12,750	–	399	–	399

Stock-based compensation -related parties	–	–	–	–	50,000	–	72	–	72

Net loss	–	–	–	–	–	–	–	(974)	(974)

Balance, November 30, 2024	453,966	$–	125	$–	1,983,380	$(1)	$15,968	$(12,159)	$3,808

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bitmine Immersion Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months	Three Months
	ended	ended
	November 30, 2025	November 30, 2024
Cash flows from operating activities
Net loss	$(5,204,095)	$(974)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	677	471
Depreciation expense	124	131
Impairment of property and equipment	200	-
Amortization of note discount	-	8
Unrealized loss on digital assets held	5,247,925	-
Unrealized gain from trading securities	(15,890)	-
Change in fair value of warrant liabilities	(167,593)	-
Noncash staking revenue	(980)	-
Changes in operating assets and liabilities
Digital assets	371	(50)
Other receivables	(231)	62
Prepaid expenses	(621)	641
Accrued liabilities	4,329	319
Deferred tax liability	(92,295)	-
Contract liabilities	(277)	(704)
Net cash used in operating activities	(228,356)	(96)

Cash flows from investing activities

Purchase of digital assets	(7,402,573)	-
Purchase of equity securities	(20,000)	-
Proceeds from sale of property and equipment	510	-
Purchase of property and equipment	(376)	(18)
Net cash used in investing activities	(7,422,439)	(18)

Cash flows from financing activities:
Proceeds from Series A preferred stock	-	25
Proceeds from Series B preferred stock	-	200
Loan repayment	-	(63)
Proceeds from exercise of warrants	343	-
Proceeds from issuance of liability-classified warrants, net of issuance costs	361,751	-
Proceeds from private placements and prefunded warrants, net of issuance costs	-	-
Proceeds from ATM, net of issuance costs	7,664,380	-
Proceeds from related party loan	-	250
Net cash provided by financing activities	8,026,474	412

Net increase in cash and cash equivalents	375,679	298
Cash and cash equivalents at beginning of period	511,999	499
Cash and cash equivalents at end of period	$887,678	$797

Supplemental disclosure of non-cash investing and financing activity
Securities purchased but not yet settled	$125,000	$-
Payment of liabilities in shares	$1,887	$-
Purchase of equipment for loan payable	$-	$1,035
Deemed dividend on Series A Convertible Preferred Stock	$-	$2,961

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITMINE IMMERSION TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except for shares and per share data)

NOTE 1 – NATURE OF THE BUSINESS

About Bitmine Immersion Technologies, Inc.

Bitmine Immersion Technologies, Inc. and its wholly owned subsidiary (“Bitmine” or the “Company”) operates in the digital asset industry with a strategic focus on acquiring, holding, and managing digital assets as part of its treasury management activities. During 2025, the Company refined its business strategy to emphasize digital asset treasury operations, reflecting a transition from primarily mining and hosting activities toward the long-term accumulation and optimization of digital asset holdings. Bitmine continues to maintain ancillary mining, leasing, and consulting operations; however, its primary objective is to manage digital assets as long-term strategic reserves to support liquidity, and capital formation.

The Company’s year-end is August 31st.

Basis of Presentation

These interim unaudited condensed consolidated financial statements (the “Interim Statements”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements as certain information has been condensed or omitted. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, these Interim Statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These Interim Statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the period ended August 31, 2025, as filed with the SEC (“2025 Annual Report”).

Principles of Consolidation

The Interim Statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany account balances and transactions have been eliminated in the Interim Statements.

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

The information in this report as of August 31, 2024 and for the period ended November 30, 2024 and all references thereto have been retroactively adjusted to reflect the split.

Reclassifications

During the current quarter, the Company revised the presentation of certain income statement captions to provide a more streamlined and consolidated view of its financial statements. Prior-period amounts have been reclassified to conform to the current presentation. Operating expense categories previously presented separately have been combined into “General and administrative expenses,” on the Condensed Statements of Operations. These changes did not have a material effect on the Company’s financial condition or results of operations as previously reported.

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES

The Company’s significant accounting policies are disclosed in “Note 2. Summary of Significant Accounting Policies” in our 2025 Annual Report and are supplemented by the notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

Revenue Recognition

Revenue from Staking

The Company operates a validator node on the Ethereum blockchain network and earns ETH as rewards. These activities include both self-staking (using the Company’s own tokens) and providing validation services to third-party delegators. The provision of services related to transaction validation on the Ethereum blockchain network (through staking reward) is an output of the Company’s ordinary activities.

The Company recognizes revenue from native staking in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) by following the five steps -- identify the contract, identify the performance obligation, determine the transaction price, allocate the transaction price to the performance obligation and determine when to recognize revenue. Revenue is recognized upon transfer of control of promised products or services (i.e., performance obligations) to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services.

The Company earns staking rewards in the form of ETH from self-staking. A contract with enforceable rights and obligations exists when the Company stakes its tokens to the validator and starts solving blocks on the Ethereum blockchain, which is the customer by analogy. The contract term is the length of each staking epoch, which is approximately 6.4 minutes. Staking rewards are recognized as revenue when the Company satisfies its performance obligations (i.e., successfully validates blocks or transactions as determined by the protocol) ratably over the contract term. The ETH earned are non-cash consideration and therefore measured at fair value at the inception of each contract.

The Company’s staking revenue is subject to cost of sales, which primarily comprises direct expenses associated with the ETH staking business, including service fees payable to the service provider.

Because the Company does unilaterally control the validator, the Company is the principal to the validation service. As such, the Company presents staking rewards as revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled.

Contract Liabilities

The Company’s contract liabilities represent advance payments from customers relating to consulting and leasing activities. As of November 30, 2025, the Company’s contract liability balance amounted to $790. As of August 31, 2025, the Company had $1,067 of contract liabilities, all of which was recognized as revenue during the three-month period ended November 30, 2025. The changes to contract liabilities at November 30, 2025 are as follows:

Three Months Ended November 30, 2025
Beginning contract liabilities	$1,067
Revenue recognized from contract liabilities	(1,311)
Advance consideration received during the period	1,035
Ending contract liabilities	$790

Recent Accounting Pronouncements

The Company has not adopted any new accounting pronouncements since the audited consolidated financial statements for the year ended August 31, 2025. See the 2025 Annual Report for information pertaining to the effects of recently adopted and other recent accounting pronouncements.

New Accounting Standards and Accounting Standards Not Yet Adopted

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. generally accepted accounting principles. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. The update will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. We are assessing the effect of this update on our Interim Statements and related disclosures.

In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2025-01 amends the effective date of ASU No. 2024-03 to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31, referred to as non-calendar year end entities. All public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The amendments should be applied prospectively with retrospective applications also permitted. Additionally, in December 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The update improves financial reporting by requiring that public business entities disclose additional information about certain costs and expenses categories: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization in the notes to financial statements at interim and annual reporting periods. This update is effective for fiscal years beginning after December 15, 2026, and early adoption is permitted. The amendments should be applied prospectively with retrospective applications also permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures.

NOTE 3 – DIGITAL ASSETS

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

The fair value of the Company’s digital assets is determined based on the quoted price in its principal market, CoinBase, at the time of measurement (midnight UTC). The Company determines its principal market as the market that it has access to and has the greatest volume and level of orderly transactions in accordance with ASC 820, Fair Value Measurement. The Company tracks the cost of its digital assets using the first-in-first-out (FIFO) method. During the three months ended November 30, 2025 and 2024, the Company realized gains from the sale of digital assets of $0 and $0, respectively.

Digital assets earned by the Company through its mining activities are included within operating activities on the accompanying Condensed Statements of Cash Flows. The sales of digital currencies are included within investing activities in the accompanying condensed statements of cash flows and any realized gains or losses from such sales are included in operating expense in the condensed statements of income and comprehensive income (loss).

The Company holds its BTC in an account at Bitgo Trust (“Bitgo”), a well-known BTC custodian, which it also uses to liquidate its BTC when necessary. The Company also has an account with Gemini Trust Company, LLC, which is regulated by the New York Department of Financial Services as a backup facility.

Additionally, the Company has strategically invested in ETH, becoming the largest corporate holder of ETH, with over 3,737,140 tokens valued at approximately $10,544,339 as of November 30, 2025. These purchases were made through major OTC desks like Bitgo and Galaxy Digital. The Company views ETH as a long-term reserve asset, central to its positioning in the AI and digital asset investment.

As part of the Company’s normal operations, there are trades at month end that have been finalized and recorded but not yet settled. As of November 30, 2025, the Company has unsettled trades totaling $125,000, representing transactions accounted for but pending settlement. This amount is recorded as a current liability on the Condensed Consolidated Balance Sheet.

See Note 3, Digital Assets, to the Interim Statements for further information regarding the Company’s purchases and sales of digital assets.

The following table sets forth the units held, cost basis, and fair value of both BTC and ETH held, as shown on the balance sheet as of November 30, 2025:

	Units	Cost Basis	Fair Value
BTC	193	$21,380	$17,450
ETH	3,737,140	14,953,824	10,544,339
Total	3,737,333	$14,975,204	$10,561,789

Cost basis is equal to the cost of the digital asset, net of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted digital assets prices within the Company’s principal market at the time of measurement (midnight Eastern). The following table presents a reconciliation of BTC held as of November 30, 2025 and November 30, 2024:

	November 30, 2025	November 30, 2024
Fair value, beginning balance	$20,923	$15
Additions from BTC mining and hosting activity	2	484
Additions from purchases of BTC	350	-
Additions from advance payments in BTC	-	86
Direct payments in BTC	(172)	(142)
Sale of BTC	-	(378)
Remeasurement of fair value of BTC	(3,653)	85
Fair value, ending balance	$17,450	$150

The Company acquired ETH as a part of a strategic business shift during fiscal year 2025. The following table presents a reconciliation of ETH held as of November 30, 2025:

November 30, 2025
Fair value, beginning balance	$8,260,610
Additions from staking activity	980
Additions from the purchase of ETH	7,527,221
Direct Payments in ETH	(200)
Realized gains	-
Unrealized remeasurement of fair value	(5,244,272)
Fair value, ending balance	$10,544,339

Note: The Company did not hold any ETH as of November 30, 2024.

NOTE 4 – PROPERTY AND EQUIPMENT

The following tables set forth the components of the Company’s property and equipment at November 30, 2025 and August 31, 2025:

	November 30, 2025	August 31, 2025
Miners and mining equipment	745	$369
Equipment not in-service	100	300
Total property and equipment	845	669
Accumulated depreciation	(277)	(153)
Total property and equipment, net	$568	$516

For the three months ended November 30, 2025 and November 30, 2024, the Company recorded depreciation expense of $124 and $131, respectively, recorded within “cost of sales self-mining”.

Additionally, for the three months ended November 30, 2025 and 2024, the Company recognized impairment charges of $200 and $0 recorded within impairment of property and equipment in the condensed statement of operations.

NOTE 5 – ACCRUED LIABILITIES

As of November 30, 2025 and August 31, 2025, accrued liabilities are composed of the following:

	November 30, 2025	August 31, 2025
Accrued professional services fees	$1,568	$1,492
Accrued digital asset management fees	4,573	3,420
Accrued equity management fees	637	1,382
Accrued officer compensation	3,000	1,734
Accrued other	1,560	866
Total accrued liabilities and payables	$11,338	$8,894

NOTE 6 – INVESTMENTS

Investment in Eightco

On September 8, 2025, the Company entered into a Securities Purchase Agreement as part of a private investment in public equity (“PIPE”) transaction led by Eightco Holdings Inc. (“Eightco”). Pursuant to the agreement, BitMine invested $20,000 in Eightco through the purchase of Eightco common stock at a purchase price of $1.46 per share. The transaction closed on September 9, 2025.

As of November 30, 2025 the trading price of Eightco was $2.62. As a result, the Company recorded an Unrealized gain from trading securities of $15,890 in its Statements of Operations.

At the time of the transaction, the Company owned approximately 7% of the equity interest in Eightco, which is not a majority equity interest or otherwise control of Eightco. The Company accounts for its ownership interest in Eightco as an equity security with a readily determinable fair value in accordance with ASC 321. Under this method, the investment is recorded at fair value with changes in fair value recognized in earnings.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

As of November 30, 2025, the Company had 408,578,823 shares of common stock outstanding.

On July 9, 2025, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with each of Cantor Fitzgerald & Co. (“Cantor”) and ThinkEquity (each, an “Agent” and together, the “Agents”), pursuant to which the Company, from time to time, at its option may offer and sell shares (the “ATM Shares”) of its common stock (the “ATM Offering”). For further information regarding the ATM Offering, refer to Note 9 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2025. As of November 30, 2025, the Company sold 168,532,074 shares of common stock pursuant to the ATM Offering and received cash proceeds of $7,664,380 net of the commission of $98,882.

Liability Classified Warrants

On September 22, 2025, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which it issued (i) 5,217,715 shares of common stock at a price of $70 per share and (ii) warrants to purchase up to 10,435,430 shares of common stock at an exercise price of $87.50 per share. The warrants are immediately exercisable and expire on March 22, 2027. The exercise price and number of shares issuable upon exercise are subject to adjustment for certain corporate events, including stock dividends, splits, and fundamental transactions. The warrants contain standard anti-dilution provisions and may be adjusted in connection with certain fundamental transactions. In the event of a fundamental transaction, the holder may be entitled to receive cash, securities, or other property, consistent with the terms of the warrant agreement.

The warrants are classified as liabilities in accordance with ASC 815, as they contain provisions that could require net cash settlement in circumstances not solely within the Company’s control. Upon issuance, the warrant liability was measured at fair value using a Black-Scholes valuation model. The warrant liability is remeasured at fair value at each reporting date, with changes in fair value recognized in earnings.

At November 30, 2025, the fair value of the warrant liability was $98,615. The fair value was determined using the Black-Scholes option pricing model, with the following key inputs:

Stock Price	$33.12
Exercise Price	$87.50
Expected Term (in years)	1.31
Risk-Free Interest rate	3.54%
Expected Volatility	120.00%
Expected Dividend Yield	0.00%

For the three months ended November 30, 2025, the Company recognized a gain of $158,212 related to changes in the fair value of the warrant liability. During the three months ended November 30, 2025, no liability classified warrants were exercised and all remained outstanding as of November 30, 2025. There were no liability classified warrants held as of August 31, 2025

Series A and B Convertible Preferred Stock

The Company is authorized to issue 500 shares of Series A and Series B Convertible Preferred Stock. All outstanding shares of Series A and Series B Convertible Preferred Stock were converted into common stock during the year ended August 31, 2025. No preferred shares were outstanding as of November 30, 2025.

NOTE 8 – STOCK-BASED COMPENSATION

Restricted Stock Awards (“RSAs”)

All RSAs were vested as of August 31, 2025 and the Company did not issue any additional RSAs for the three months ended November 30, 2025.

A summary of RSA for the three months ended November 30, 2025 is presented below:

During the three months ended November 30, 2025 and 2024, the Company recognized compensation expenses of $0 and $471 for RSAs, respectively.

Restricted Stock Units (“RSUs”)

Awards of Restricted Stock Units (“RSUs”) are generally subject to forfeiture if employment terminates prior to vesting. The Company’s RSU’s consist of time-based units, that are settled in shares of the Company’s common stock upon vesting.

On September 1, 2025, the Company executed employment agreements with select executives, committing to issue RSUs with a total annual fair value of $1,694 for the duration of their anticipated employment term. The quantity of RSUs granted each year will be determined on September 1, based on the prevailing price of the Company’s common stock on that date. These RSUs will vest in four equal installments over one year following September 1. The estimated employment term for these executives is two years. The RSUs are classified as equity awards, as settlement occurs in shares and the number of shares delivered upon vesting is set. The aggregate grant date fair value of the RSUs issued is $2,263, and this amount will be recognized on a straight-line basis over the two-year period.

On September 1, 2025, the Company granted an initial tranche of 38,830 Restricted Stock Units (RSUs), determined using a stock price of $43.62 as of that date. These RSUs are scheduled to vest over the course of one year commencing on September 1, 2025. During the three months ended November 30, 2025, 25,791 RSUs were forfeited and 3,260 RSUs were vested. As of November 30, 2025, 9,779 RSUs remain unvested. Share-based compensation expense is recorded in “General and administrative expenses” in the Condensed Consolidated Statements of Operations. During the three months ended November 30, 2025, the Company recognized compensation expenses of $142 for RSUs. As of November 30, 2025, unrecognized compensation expense for the RSUs is $995. There were no RSUs outstanding as of August 31, 2025.

Equity Classified Warrants

In June 2025, the Company issued three warrant offerings (Placement Agent Warrants, Strategic Advisor Warrants, and Representative Warrants). Each warrant offering was designated as equity classified share-based compensation in accordance with ASC 718. For further information regarding the initial measurement of these warrants, refer to Note 10 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2025.

During the three months ended November 30, 2025, 63,460 warrants were exercised at a price of $5.40 per share. As of November 30, 2025 and August 31, 2025, 3,043,654 and 3,107,114 of the warrants were outstanding, respectively. No share based compensation expense was recorded for these warrants during the three months ended November 30, 2025 and November 30, 2024.

NOTE 9 – INCOME TAXES

The Company accounts for income taxes in interim periods using the estimated annual effective tax rate method. Under this method, the Company estimates its annual effective tax rate for the full fiscal year and applies that rate to its year-to-date pre-tax income or loss and adjusts the provision for (or benefit from) income taxes for discrete items recorded in the period.

The Company’s effective tax rate (“ETR”) for the three months ended November 30, 2025 and 2024 was 1.74% and 0%, respectively. The ETR of 1.69% for the three months ended November 30, 2025 was lower than the US statutory rate of 21%, primarily due to the application of a valuation allowance against the Company’s deferred tax assets. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Management determined that there is not sufficient positive evidence to conclude that it is more likely than not that Company’s net deferred tax asset will be fully realized. Therefore, the Company recognizes a full valuation allowance as a discrete item for the first three months ended November 30, 2025. The Company will continue to regularly assess the realizability of deferred tax assets.

NOTE 10 – LOSS PER SHARE

LOSS PER COMMON SHARE

The following table sets forth the components used in the computation of basic and diluted loss per share:

(In thousands, except share and per share data)	Three Months Ended November 30,2025	Three Months Ended November 30, 2024
Basic loss per share:
Numerator:
Net loss	$(5,204,095)	$(974)
Less: Deemed dividend to participating preferred stock	-	(2,961)
Less: allocation to participating preferred stock	-	-
Net loss available to common stockholders — Basic	$(5,204,095)	$(3,935)

Denominator:
Weighted average common shares outstanding - basic	325,665,565	2,371,103
Basic loss per common share	$(15.98)	$(1.66)

Diluted loss per share:
Numerator:
Net loss available to common stockholders — Dilutive	$(5,204,095)	$(3,935)
Denominator:
Weighted average common shares outstanding - basic	325,665,565	2,371,103
Add: dilutive securities
Warrants	-	-
RSAs	-	-
Weighted average common shares outstanding - diluted	325,665,565	2,371,103
Diluted loss per common share	$(15.98)	$(1.66)

The following table summarizes the securities that were not included in the computation of diluted income per common share:

	Outstanding as of November 30, 2025	Outstanding as of November 30, 2024
C-3 Warrants	1,280	1,280
C-1 and C-2 Warrants	-	414,760
Strategic Advisor and Representative Warrants	3,043,654	-
CVI Warrants (1)	10,435,430	-
RSAs	-	195,906
RSUs	26,954	-

(1)	CVI Warrants were out-of-money as of November 30, 2025

NOTE 11 – SEGMENT REPORTING

In accordance with ASC 280-10, Segment Reporting, management has determined that the Company operates as one operating segment and one reportable segment. This conclusion reflects the manner in which the Chief Executive Officer, who serves as the Company’s Chief Operating Decision Maker (“CODM”), reviews financial performance and allocates resources, particularly focusing on Operating Income in their assessment of performance. The CODM regularly reviews condensed financial results in their entirety rather than discrete financial information by line of business, geography, or asset type. Accordingly, management concluded that the Company’s operations represent a single operating and reportable segment. Given that the Company has identified one operating and reportable segment, the segment results correspond directly to the Interim Statements.

For the three months ended November 30, 2025, the Company derived approximately 57% of its total revenues, respectively, from one customer. The company did not generate any revenues from this one customer for the three months ended November 30, 2024. Additionally, the Company notes that there were no trade accounts receivable outstanding at both November 30, 2025 and August 31, 2025, and therefore no concentration of credit risk within this population.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Commitments

During the fiscal year ended August 31, 2025, the Company entered into a Consulting Agreement with a third-party service provider to provide consulting, asset management, custody, and staking services. The Consulting Agreement has a term of ten years and may be renewed.

Under the terms of the Consulting Agreement, the Company is obligated to pay the third-party service provider a consulting fee calculated as follows:

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

The Consulting Agreement is non-cancelable except under limited circumstances. If the Company terminates the Consulting Agreement without cause, the third-party service provider is entitled to 85% of all fees that would have accrued through the end of the term as liquidated damages.

During the three months ended November, the Company recorded $12,037 in expenses related to the consulting agreement with the third-party service provider.

Contingencies

From time to time, the Company is subject to legal proceedings that arise in the ordinary course of business. While any legal proceeding or claim has an element of uncertainty, the Company believes the outcome of each lawsuit, claim or legal proceeding that is pending or threatened, or all of them combined, will not have a material adverse effect on the Company’s condensed financial position or results of operations. It is possible, however, that future results of operations could be materially and adversely affected by any new developments relating to the legal proceedings and claims. As of November 30, 2025, and August 31, 2025, no legal matters were considered probable and reasonably estimable.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to November 30, 2025 and through the date of issuance of these financial statements, the Company issued 46,169,850 shares of its common stock for gross proceeds of approximately $1,515,726. Net proceeds to the Company, after deducting offering costs, were approximately $1,498,042. These shares were issued pursuant to the ATM Offering.

The cash dividend of $0.01 per share on the Company’s common stock approved by the Board of Directors on November 19, 2025 was paid on December 29, 2025 with respect to 425,841,924 shares of common stock outstanding as of the record date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed under “Part II. Item 1A. Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

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

In June and July 2025, we strengthened our liquidity through an underwritten public offering of common stock, private placements, and the establishment of our at-the-market program permitting sales of up to $20,000,000 of our common stock from time to time (the “ATM Program”). As of November 30, 2025, $4,617,859 of sales relating to the ATM Program are still available. We also uplisted our common stock to the NYSE American in June 2025.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended November 30, 2025 and November 30, 2024.

	Three Months Ended November 30,
	2025	2024	% Change
Revenue from the sale of mining equipment	$-	$717	NM
Revenue from self-mining	2	484	NM
Revenue from consulting	199	-	NM
Revenue from leasing	1,112	-	NM
Revenue from staking	980	-	NM
Total Revenue	2,293	1,201	91%

Cost of sales mining equipment	-	670	NM
Cost of sales self-mining	86	541	-84%
Cost of sales leasing	909	-	NM
Cost of sales staking	29	-	NM
Total Cost of Sales	1,024	1,211	-18%

Operating expenses:
General and administrative expenses	223,436	959	NM
Impairment of property and equipment	200	-	NM
Unrealized loss (gain) from the digital assets holding	5,247,925	(85)	NM
Total operating expenses	5,471,561	874	NM

Loss from operations	(5,470,292)	(884)	NM

Other income (expense):
Interest expense	(200)	(68)	NM
Interest income	-	1	NM
Unrealized gain from trading securities	15,890	-	NM
Change in fair value of warrant liability	158,212	-	NM
Loss on the extinguishment of debt	-	(23)	NM
Pre-tax loss	(5,296,390)	(974)	NM

Income tax benefit	(92,295)	-	NM
Net loss	$(5,204,095)	$(974)	NM

For the results of operations we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (“NM”).

Revenues

During the three months ended November 30, 2025, revenues were $2,293, compared to $1,201 during the three months ended November 30, 2024. The increase in revenue was a result of the following:

●	Revenue from the sale of mining equipment. During the three months ended November 30, 2025, revenue from the sale of mining equipment was $0, compared to $717 in the three months ended November 30, 2024. The revenue recognized during the three months ended November 30, 2024 was primarily related to the sale of ten transformers. No such revenue was recognized during the three months ended November 30, 2025.

●	Revenue from self-mining. During the three months ended November 30, 2025, revenue from self-mining was $2, compared to $484 in the three months ended November 30, 2024. The Company continued its strategy of winding down its proprietary self-mining exposure and deferring new site buildouts during the three months ended November 30, 2025 resulting in nominal self-ming revenue.

●	Revenue from consulting. During the three months ended November 30, 2025, revenue from consulting was $199, as compared to $0 during the three months ended November 30, 2024. All of the consulting revenue in 2025 was derived from one consulting agreement under which the Company is obligated to provide various operational, maintenance and consulting services from May 16, 2025 to May 15, 2026 for aggregate consideration of $800, of which half was paid on May 16, 2025.

●	Revenue from leasing: During the three months ended November 30, 2025, revenue from the leasing of miners was $1,112, as compared to $0 during the three months ended November 30, 2024. Under the March 2025 machine lease agreement which expired on December 31, 2025, the lessee paid $850 for all revenues generated from 2,500 of our miners from March 8, 2025 to May 7, 2025. Under the May 2025 machine lease agreement, the lessee agreed to pay $3,200 for all revenues generated from 3,000 of our miners from May 16, 2025 to December 31, 2025.

●

Revenue from staking. During the three months ended November 30, 2025, revenue from staking was $980, compared to $0 in the three months ended November 30, 2024. The increase was a result of the Company initiating both native staking and liquid staking in November 2025, with the intent for staking to become a primary yield generation strategy of the Company during the current fiscal year.

Cost of Sales

Major components of cost of sales include rent to house mining and hosting equipment, electricity, depreciation, and supplies. During the three months ended November 30, 2025, cost of sales was $1,024 compared to $1,211 during the three months ended November 30, 2024. The increase in cost of sales was a result of the following:

●	Cost of sales mining equipment. Cost of sales related to sales of mining equipment was $0 for the three months ended November 30, 2025, compared to $670 for the three months ended November 30, 2024. The costs incurred during the three months ended November 30, 2024 was related to the sale of the ten transformers noted above. No such costs were incurred during the three months ended November 30, 2025.

●	Cost of sales self-mining. Cost of sales related to self-mining remained was $86 in the three months ended November 30, 2025, compared to $541 in the three months ended November 30, 2024. The Company continued its strategy of winding down its proprietary self-mining exposure and deferring new site buildouts during the three months ended November 30, 2025.

●	Cost of sales leasing. Cost of sales related to leasing was $909 for the three months ended November 30, 2025, compared to $0 during the three months ended November 30, 2024. The increase in cost of sales leasing is a result of the Machine Lease Agreement Bitmine entered with KULR Technology Group, Inc. on May 16, 2025. As part of this agreement, Bitmine is responsible for maintaining the equipment, providing a contractually agreed upon level of hash rate, and ensuring continuous operation, either directly or through third-party providers.

●	Cost of staking. Cost of sales related to revenue from staking was $29 for the three months ended November 30, 2025, compared to $0 for the three months ended November 30, 2024. Cost of sales primarily comprises direct expenses associated with the ETH staking business, including service fees payable to the service provider.

Operating Expenses

●	General and administrative expenses. General and administrative expenses were $223,436 in the three months ended November 30, 2025, compared to $959 in the three months ended November 30, 2024. The increase is primarily related to one time capital raising, advisory, legal, and other consulting fees. The increase is also related to expenses associated with the Consulting Agreement. Estimated fees that will be incurred from industry-experienced third parties to manage the Company’s multi-billion dollar ETH portfolio are expected to be in the range of $40,000 to $50,000 annually. The Company expects these fees to be significantly offset and exceeded in the future by projected staking fees earned from the same ETH portfolio, although there can be no assurances that the Company will be successful in doing so. See Note 13 of the Interim Statements for additional information.

●	Impairment of property and equipment. Impairment of fixed assets was $200 in the three months ended November 30, 2025, as compared to $0 in the three months ended November 30, 2024, reflecting our review of under-utilized or obsolete equipment and site-specific assets.

●	Unrealized gain/loss from digital assets holding. During the three months ended November 30, 2025, The Company recorded an unrealized loss of $5,247,925 related to changes in the fair value of our digital asset holdings. This is compared to a $85 gain for the three months ended November 30, 2024. The Company acquired ETH on top of its BTC holdings as part of our business expansion during fiscal year 2025. As of November 30, 2025, the total fair value of ETH and BTC holdings amounted to $10,544,339 and $17,450, respectively. As of November 30, 2024, the total fair value of BTC holdings amounted to $150. No ETH was held as of November 30, 2024.

Other Income (Expense)

●	Interest expense. Interest expense related solely to ETH activity was $200 in the three months ended November 30, 2025, as compared to $68 in interest expense related to debt in the three months ended November 30, 2024.

●	Interest income. Interest income was $0 in three months ended November 30, 2025, as compared to $1 in three months ended November 30, 2024.

●	Unrealized gain from trading securities. The Company recognized a $15,890 gain during the three months ended November 30, 2025. This gain reflects the change in fair value of the Investment in Eightco, which is reflected in “Other Income” within the consolidated statement of operations. See Note 6 of the Interim Statements for additional information.

●	Change in fair value of warrant liability. The Company recognized a $158,212 gain during the three months ended November 30, 2025. This gain reflects the change in fair value of the Liability Classified Warrants, which is reflected in other income within the consolidated statement of operations. See Note 7 of the Interim Statements for additional information.

●	Loss on the extinguishment of debt. The Company had no debt as of November 30, 2025. The loss on the extinguishment of its debt was $0 during the three months ended November 30, 2025, as compared to $23 during the three months ended November 30, 2024. The decrease is due to the equity proceeds raised by the Company enabling the paydown of debt.

Income Taxes

During the three months ended November 30, 2025, the Company recognized the full valuation allowance that was recorded against the Company’s deferred tax assets as a discrete item. This resulted in a $92,295 income tax benefit for the period.

Non-GAAP Financial Measures

The following tables present Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted Earnings Per Share (“EPS”). These are non-U.S. GAAP financial measurements within the meaning of Regulation G dictated by the Securities and Exchange Commission. Adjusted EBITDA is defined as EBITDA excluding the impact of certain non-cash items for the period presented. Adjusted EPS is defined as EPS in accordance with US GAAP excluding the impact of certain non-cash items for the period presented.

The Company uses Adjusted EBITDA and Adjusted EPS in explaining its results to shareholders and the investment community and in its internal evaluation and management of its businesses. The Company’s management believes that these non-GAAP financial measures and the information they provide are useful to investors since these measures (a) permit investors to view the Company’s performance using the same tools that management uses to evaluate the Company’s past performance, (b) permit investors to compare the Company with its peers, and (c) provide consistent period-to-period comparisons of the results.

While the Company believes that these measures are useful in evaluating the Company’s performance, this information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, these measurements may differ from similar measures presented by other companies. A reconciliation of Adjusted EBITDA and Adjusted EPS are detailed below.

The reconciliation of Adjusted EBITDA for the three months ended November 30, 2025 and 2024 is as follows:

	Three Months Ended November 30,
	2025	2024
Net loss	$(5,204,095)	$(974)
Interest expense, net	(200)	(67)
Provision for income taxes	(92,295)	-
Depreciation expense	124	131
EBITDA	(5,296,466)	(910)
Adjustments
Stock based compensation(1)	677	471
Impairment of property and equipment(2)	200	-
Unrealized gain from trading securities(3)	(15,890)	-
Change in fair value of warrant liability(4)	(158,212)	-
Loss on the extinguishment of debt(5)	-	23
Unrealized loss (gain) from the digital assets holding(6)	5,247,925	(85)
One time consulting and legal fees(7)	200,051	-
Adjusted EBITDA	$(21,715)	$(501)

(1) Stock based compensation represents the non-cash expense recorded for the Company’s restricted stock units and restricted stock awards. This includes the impact of the modification that occurred during the three months ended November 30 2025 as well the vesting of existing awards.

(2) Represents a non-cash charges recorded during the period to reduce the carrying value of certain assets to their estimated fair value.

(3) Represents the change in fair value of the company’s held investment in Eightco’s common stock for the three months ended November 30, 2025.

(4) Represents the change in fair value of the company’s liability classified warrants for the three months ended November 30, 2025.

(5) Represents non-recurring charges incurred in connection with the early settlement of the Company’s loan with a third-party lender and the Hash Rate Sale Agreement.

(6) Removes the impact of unrealized changes in fair value of our digital asset holdings from net income.

(7) Represents one time capital raising, advisory, legal and other consulting fees incurred during the period.

The reconciliation of Adjusted EPS for the three months ended November 30, 2025 and 2024 is as follows:

	Three Months Ended November 30,
	2025	2024
Pre-tax loss	(5,296,390)	(974)
Adjustments:
Stock based compensation(1)	677	471
Impairment of property and equipment(2)	200	-
Unrealized gain from trading securities(3)	(15,890)	-
Change in fair value of warrant liability(4)	(158,212)	-
Loss on the extinguishment of debt(5)	-	23
Unrealized loss (gain) from the digital assets holding(6)	5,247,925	(85)
One time consulting and legal fees(7)	200,051	-
Adjusted loss before income tax provision	(21,639)	(565)
Income tax benefit (as reported)	(92,295)	-
Income tax provision adjustment(8)	88,188	-
Adjusted income tax benefit	(4,107)	-
Adjusted net loss	(17,532)	(565)
Deemed dividend on Series A Preferred Stock	-	(2,961)
Adjusted net loss attributable to common stockholders	(17,532)	(3,526)
Diluted weighted average common shares outstanding	325,665,565	2,371,103
Adjusted diluted loss per common shares	$(0.05)	$(0.24)

(1) Stock based compensation represents the non-cash expense recorded for the Company’s restricted stock units and restricted stock awards. This includes the impact of the modification that occurred during the three months ended November 30 2025 as well the vesting of existing awards.

(2) Represents a non-cash charges recorded during the period to reduce the carrying value of certain assets to their estimated fair value.

(3) Represents the change in fair value of the company’s held investment in Eightco’s common stock for the three months ended November 30, 2025.

(4) Represents the change in fair value of the company’s liability classified warrants for the three months ended November 30, 2025.

(5) Represents non-recurring charges incurred in connection with the early settlement of the Company’s loan with a third-party lender and the Hash Rate Sale Agreement.

(6) Removes the impact of unrealized changes in fair value of our digital asset holdings from net income.

(7) Represents one time capital raising, advisory, legal and other consulting fees incurred during the period.

(8) The income tax provision adjustment is calculated by multiplying “Adjusted income (loss) before income tax provision” by the Company’s applicable tax rate of 21%.

Known Trends, Events and Uncertainties

Business expansion. Following our July 2025 and ongoing financings, we have pivoted to a services-led model and reduced proprietary mining exposure, including by redeploying/retiring less-efficient machines, concentrating hashrate at lower-cost sites and phasing capex. In the second half of calendar 2025, we further reduced exposure to halving-driven volatility by pivoting to a services-led, capital-light model and by winding down new proprietary mining investments. We discuss the implications for liquidity, capital needs and accounting estimates under “Liquidity and Capital Resources” and “Critical Accounting Estimates.”

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

Management updates. On November 20, 2025, the Company entered into an employment agreement with Chi Tsang to serve as the Company’s Chief Executive Officer. Additionally, on January 7, 2026, the Company entered into an employment agreement with Young Kim to serve as the Company’s Chief Financial Officer and Chief Operating Officer.

Liquidity and Capital Resources

Current liquidity position

As of November 30, 2025, the Company had $887,678 in cash on hand and working capital of $751,900. Our primary sources of liquidity during the three months ended November 30, 2025 included:

●	net proceeds of $7,726,810 from our Registration Statement on Form S-3ASR filed July 9, 2025 and an equity sales agreement with Cantor Fitzgerald & Co. and ThinkEquity LLC, providing the ability, at our discretion and subject to market conditions, to sell up to $20 billion of our common stock from time to time in our ATM Program

●

net proceeds of $365,240 from our September 2025 issuance of (i) 5,217,715 shares of common stock at a price of $70 per share and (ii) warrants to purchase up to 10,435,430 shares of common stock at an exercise price of $87.50 per share

In connection with the June offering, the Company issued common stock purchase warrants to a placement agent (the “Placement Agent Warrants”) on July 8, 2025 in exchange for services. The Placement Agent Warrants are exercisable immediately upon issuance to purchase up to 1,231,945 shares of the Company’s common stock at an exercise price of $5.40 per share. The warrants were fully vested upon issuance and have a contractual term of five years. The total grant-date fair value of the Placement Agent Warrants is $134,654, which was treated as the issuance cost, net against the cash proceeds from the June offering.

On July 8, 2025, the Company entered into a Strategic Advisor Agreement with a third-party service provider (the “Strategic Advisor”) pursuant to which the Company engaged the Strategic Advisor to provide strategic advice and guidance relating to the Company’s business, operations, growth initiatives and industry trends in the digital asset technology sector. As compensation for services rendered by the Strategic Advisor under the Strategic Advisor Agreement, the Company issued to the Strategic Advisor warrants to purchase 3,192,620 shares of the Company’s Common Stock (the “Strategic Advisor Warrants”) at an exercise price of $5.40 per share. The Strategic Advisor Warrants were fully vested upon issuance and have a contractual term of five years. The total grant-date fair value of the Strategic Advisor Warrants is $348,959, which was immediately expensed and included in operating expense in the consolidated statement of income (loss).

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

Sources and uses of cash

	Three months ended November 30,
	2025	2024
Net cash used in operating activities	$(228,356)	$(96)
Net cash used in investing activities	(7,422,439)	(18)
Net cash provided by financing activities	8,026,474	412
Net increase in cash and cash equivalents	$375,679	$298

Net cash used in operating activities was $228,356 for the three months ended November 30, 2025, compared to $96 for the three months ended November 30, 2024. The increase is primarily related to one time capital raising, advisory, legal, and other consulting fees. The increase is also related to expenses associated the Consulting Agreement. This increase in cash outflow was offset by an increase in cash received from the Company’s revenue generating activities.

Net cash used in investing activities was $7,422,439 for the three months ended November 30, 2025, compared to $18 for the three months ended November 30, 2024. The increase in investing cash outflow was almost entirely driven by the $7,527,221 purchase of ETH.

Net cash provided by financing activities was $8,026,474 for the three months ended November 30, 2025, compared to $412 for the three months ended November 30, 2024. This increase was primarily driven by the $7,664,380 of proceeds received from the Company’s ATM Offering. Refer to Note 7 – Stockholder’s Equity within the financial statements for further details regarding these offerings.

Material cash requirements and known liquidity risks

We expect the following material cash requirements over the next 12 months under our capital-light model:

●	estimated fees that will be incurred from industry-experienced third parties to manage the Company’s multi-billion dollar ETH portfolio are expected to be in the range of $40,000 to $50,000 annually. The Company expects these fees to be significantly offset and exceeded by projected staking fees earned from the same ETH portfolio, although there can be no assurances that the Company will be successful in doing so;

●	modest capital expenditures of approximately $1,500 primarily for maintenance of existing equipment and technology platforms’ supporting services;

●	working capital to support services delivery, equipment leasing, and advisory engagements of approximately $1,000 per month at current run-rate activity levels; and

●	public company costs, including audit and compliance, of approximately $4,000 annually.

●	general operating and overhead costs of approximately $83,016 annually.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2025, our disclosure controls and procedures were not effective due to the identification of material weaknesses in our internal control over financial reporting.

We are in the process of implementing measures designed to improve our internal controls over financial reporting and remediate the deficiencies that led to the material weaknesses discussed above.

Changes in Internal Control over Financial Reporting

In connection with the preparation of our consolidated financial statements for the year ended August 31, 2025, management identified material weaknesses in our internal control over financial reporting (“ICFR”). For further information regarding the material weakness identified, refer to Item 9A. Controls and Procedures of the Company’s Annual Report on Form 10-K for the year ended August 31, 2025.

During the quarter ended November 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended November 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description
10.1*	Employment Agreement by and between the Company and Chi Tsang, dated November 20, 2025.
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BITMINE IMMERSION TECHNOLOGIES, INC.

Dated: January 13, 2026	By:	/s/ Chi Tsang
Chi Tsang, Chief Executive Officer (Principal Executive Officer)

Dated: January 13, 2026	By:	/s/ Raymond Mow
Raymond Mow, Chief Financial Officer (Principal Financial and Accounting Officer)

