Form 10-Q
period 2026-02-28
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2026-04-14
CIK 1829311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-42675

BITMINE IMMERSION TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-3986354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Connecticut Avenue Norwalk, CT	06854
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (203) 401-8200

10845 Griffith Peak Dr. #2

Las Vegas, NV

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001	BMNR	New York Stock Exchange

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

The number of shares outstanding of the registrant’s common stock as of April 13, 2026 was 537,628,819 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bitmine Immersion Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share data)

	February 28,	August 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$879,577	$511,999
Prepaid expenses	5,548	498
Other receivables	751	510
Total current assets	885,876	513,007
Digital assets	8,806,282	8,281,530
Equity investment measured at cost	186,024	-
Equity investment measured at fair value	14,384	-
Property and equipment, net	344	516
Operating lease right-of-use asset	1,320	-
Other assets	26	-
Total assets	$9,894,256	$8,795,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities and payables	$13,889	$8,894
Contract liabilities	169	1,067
Other current liabilities	2,291	-
Total current liabilities	16,349	9,961
Operating lease liability, net of current portion	1,244	-
Deferred tax liability	-	92,295
Warrant liability	18,575	-
Total liabilities	36,168	102,256

Commitments and contingencies	–	–

Stockholders’ Equity:

Common stock, $0.0001 par value, 50,000,000,000 shares authorized; 493,905,227 and 232,312,324 shares issued and outstanding as of February 28, 2026 and August 31, 2025 respectively	49	23
Additional paid-in capital	18,547,413	8,355,382
Accumulated deficit	(8,689,374)	337,392
Total stockholders’ equity	9,858,088	8,692,797
Total liabilities and equity	$9,894,256	$8,795,053

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bitmine Immersion Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for share and per share data)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue from the sale of mining equipment	$-	-	$-	$717
Revenue from self-mining	219	1,517	221	2,001
Revenue from consulting	197	-	397	-
Revenue from leasing	424	-	1,536	-
Revenue from staking	10,201	-	11,181	-
Total Revenue	11,041	1,517	13,335	2,718
Cost of sales mining equipment	-	-	-	670
Cost of sales self- mining	702	1,440	788	1,982
Cost of sales leasing	418	-	1,327	-
Cost of sales staking	306	-	336	-
Total Cost of Sales	1,426	1,440	2,451	2,652

Operating expenses:
General and administrative expenses	74,988	964	298,625	1,923
Unrealized loss (gain) from digital assets holdings	3,775,209	26	9,023,134	(59)
Total operating expenses	3,850,197	990	9,321,759	1,864

Loss from operations	(3,840,582)	(913)	(9,310,875)	(1,798)

Other income (expense)
Interest income (expense), net	4,817	(60)	4,617	(128)
Unrealized loss from trading securities	(21,507)	-	(5,616)	-
Unrealized loss from derivatives	(65,272)	-	(65,272)	-
Change in fair value of warrant liability	80,040	-	238,252	-
Option premium income	24,090	-	24,090	-
Bad debt expense	-	(125)	-	(125)
Other income (expense)	1	(58)	1	(81)
Pre-tax loss	(3,818,413)	(1,156)	(9,114,803)	(2,132)

Income tax benefit	-	-	(92,295)	-
Net loss	(3,818,413)	(1,156)	(9,022,508)	(2,132)
Deemed dividend on Series A Preferred Stock	-	-	-	(2,961)
Net loss attributable to common stockholders	(3,818,413)	$(1,156)	$(9,022,508)	$(5,093)

Basic loss per common share	$(8.40)	$(0.58)	$(23.17)	$(2.34)
Diluted loss per common share	$(8.40)	$(0.58)	$(23.17)	$(2.34)

Weighted-average number of common shares outstanding:
Basic	454,620,613	1,983,380	389,434,545	2,178,313
Diluted	454,620,613	1,983,380	389,434,545	2,178,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bitmine Immersion Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, unaudited)

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-in	Accumulated Deficit/Retained	Total Stockholders
	Shares	Par Value	Shares	Value	Shares	Value	Capital	Earnings	Equity
Balance, August 31, 2025	–	$–	–	$–	232,312,324	$23	8,355,382	337,392	8,692,797

Issuance of common stock	-	-	-	-	167,652,074	17	7,664,363	-	7,664,380

Issuance of common stock to settle liabilities	-	-	-	-	43,250	-	1,887	-	1,887

Stock based compensation expense	-	-	-	-	10,000	-	677	-	677

Issuance of common stock and liability classified warrants	-	-	-	-	5,217,715	1	95,542	-	95,543

Exercise of warrants	-	-	-	-	63,460	-	343	-	343

Net loss	-	-	-	-	-	-	-	(5,204,095)	(5,204,095)

Balance, November 30, 2025	-	$-	-	$-	405,398,823	41	$16,118,194	$(4,866,703)	$11,251,532

Issuance of common stock	-	-	-	-	87,940,590	9	2,404,526	-	2,404,534

Issuance of common stock to settle liabilities	-	-	-	-	1,750	-	52	-	52

Stock based compensation expense	-	-	-	-	469,546	(0)	24,429	-	24,429

Exercise of warrants	-	-	-	-	94,518	(0)	212	-	212

Cash dividends declared ($0.01 per share)	-	-	-	-		-	-	(4,258)	(4,258)

Net Income/(Loss)	-	-	-	-	-	-	-	(3,818,413)	(3,818,413)

Balance, February 28, 2026	-	-	-	-	494,105,227	$49	$18,547,413	$(8,689,374)	$9,858,088

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, August 31,2024	453,966	$–	–	$–	2,495,630	$–	$12,310	$(8,224)	$4,086

Series A Preferred -for change of vesting terms	–	–	–	–	–	–	25	–	25

Series A - deemed dividend due to convert price reset	–	–	–	–	–	–	2,961	(2,961)	–

Conversion of common stock to Preferred B stock and purchase of Preferred B Stock	–	–	125	–	(575,000)	(1)	201	–	200

Stock-based compensation for services	–	–	–	–	12,750	–	399	–	399

Stock-based compensation -related parties	–	–	–	–	50,000	–	72	–	72

Net loss	–	–	–	–	–	–	–	(974)	(974)

Balance, November 30, 2024	453,966	$–	125	$–	1,983,380	$(1)	$15,968	$(12,159)	$3,808

Stock based compensation - services	–	–	–	–	–	–	65	–	65

Stock based compensation - services related parties	–	–	–	–	–	–	136	–	136

Net loss	–	–	–	–	–	–	–	(1,156)	(1,156)

Balance, February 28, 2025	453,966	$–	125	$–	1,983,380	$(1)	$16,169	$(13,315)	$2,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bitmine Immersion Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months	Six Months
	Ended	Ended
	February 28, 2026	February 28, 2025
Cash flows from operating activities
Net loss	$(9,022,508)	$(2,132)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	25,106	672
Bad debt expense	-	125
Depreciation expense	248	358
Non cash lease expense	5	-
Impairment of property and equipment	200	-
Amortization of note discount	-	(8)
Unrealized loss on digital assets held	9,023,134	-
Unrealized loss from trading securities	5,616	-
Unrealized loss on derivatives	65,272	-
Unrealized gain on warrant liability	(247,633)	-
Noncash staking revenue	(11,181)	-
Changes in operating assets and liabilities
Digital assets	291	(412)
Other receivables	(751)	62
Prepaid expenses	(5,050)	507
Other assets	(26)	-
Accrued liabilities	6,932	531
Deferred tax liability	(92,295)	-
Other current liabilities	(63,061)	-
Contract liabilities	(898)	(14)
Net cash used in operating activities	(316,599)	(311)

Cash flows from investing activities

Purchase of digital assets	(9,536,995)	-
Purchase of equity investments	(206,024)	-
Proceeds from sale of property and equipment	610	-
Purchase of property and equipment	(376)	(18)
Net cash used in investing activities	(9,742,785)	(18)

Cash flows from financing activities:
Proceeds from Series A preferred stock	-	25
Proceeds from Series B preferred stock	-	200
Loan repayment	-	(163)
Proceeds from exercise of warrants	555	-
Proceeds from issuance of liability-classified warrants, net of issuance costs	361,751	-
Proceeds from private placements and prefunded warrants, net of issuance costs	-	-
Proceeds from ATM, net of issuance costs	10,068,914	-
Payment of dividends	(4,258)
Proceeds from related party loan	-	250
Net cash provided by financing activities	10,426,962	312

Net increase in cash and cash equivalents	367,578	(16)
Cash and cash equivalents at beginning of period	511,999	499
Cash and cash equivalents at end of period	$879,577	$483

Supplemental disclosure of non-cash investing and financing activity
Payment of liabilities in shares	$1,938	$-
Right of use assets in exchange for operating lease liabilities	$1,323	$-
Repayment of bitcoin loan in bitcoin-net	$-	$101
Purchase of equipment for loan payable	$-	$1,035
Deemed dividend on Series A Convertible Preferred Stock	$-	$2,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITMINE IMMERSION TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except for shares and per share data)

NOTE 1 – NATURE OF THE BUSINESS

About Bitmine Immersion Technologies, Inc.

Bitmine Immersion Technologies, Inc. its and its wholly owned subsidiary (“Bitmine” or the “Company”) operates in the digital asset industry with a strategic focus on acquiring, holding, and managing digital assets as part of its treasury management activities. During 2025, the Company refined its business strategy to emphasize digital asset treasury operations, reflecting a transition from primarily mining and hosting activities toward the long-term accumulation and optimization of digital asset holdings. Bitmine continues to maintain ancillary mining, leasing, and consulting operations; however, its primary objective is to manage digital assets as long-term strategic reserves to support liquidity, and capital formation. The Company’s activities also include investing in digital assets and higher-risk, early-stage blockchain opportunities (“moonshot” investments) and participating in staking arrangements to earn staking rewards.

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

The number of common shares outstanding as of August 31, 2025 and November 30, 2025 has been revised from 234,712,324 shares to 232,312,324 shares and from 408,578,823 shares to 405,398,823 shares, respectively. The revision was required because the Company previously included shares based on the trade date rather than the settlement date. This revision does not represent the correction of a material error requiring prior-period restatement. The revision has no effect on the basic or diluted earnings per share for the periods impacted and does not affect consolidated results of operations, shareholders’ equity, or cash flows.

For purposes of clarity and ease of presentation, all dollar amounts in these financial statements have been rounded to the nearest whole number. However, the underlying data used in the calculations are not rounded, and the totals presented may differ slightly due to rounding. These differences are considered immaterial and do not affect the overall financial position or results of operations.

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

The information in this report as of August 31, 2024, and for the period ended February 28, 2025, and all references thereto have been retroactively adjusted to reflect the split.

Reclassifications

During the current quarter, the Company revised the presentation of certain income statement captions to provide a more streamlined and consolidated view of its financial statements. Prior-period amounts have been reclassified to conform to the current presentation. Operating expense categories previously presented separately have been combined into “General and administrative expenses,” on the condensed consolidated statements of operations. In addition, the loss on extinguishment of debt and bad debt expense recorded for the three and six months ended February 28, 2025 have been reclassified to other income (expense) to conform to current presentation. These changes did not have a material effect on the Company’s financial condition or results of operations as previously reported.

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES

The Company’s significant accounting policies are disclosed in “Note 2. Summary of Significant Accounting Policies” in our 2025 Annual Report and are supplemented by the notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

Revenue Recognition

Revenue from Staking

The Company stakes its own ETH to validator nodes on the Ethereum blockchain. No third-parties are able to contribute ETH to the Company’s validators. The Company operates all validator nodes through third-party infrastructure providers acting at the Company’s direction and instruction. Staking rewards earned from these activities represent an output of the Company’s ordinary activities

The Company recognizes revenue from native staking in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) by following the five steps -- identify the contract, identify the performance obligation, determine the transaction price, allocate the transaction price to the performance obligation and determine when to recognize revenue. Revenue is recognized upon transfer of control of promised products or services (i.e., performance obligations) to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services.

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

Contract Liabilities

The Company’s contract liabilities represent advance payments from customers relating to consulting and leasing activities. As of February 28, 2026 and August 31, 2025, the Company’s contract liability balance amounted to $169 and $1,067, respectively. The entire balance as of August 31, 2025 was recognized as revenue during the six-month period ended February 28, 2026. The changes to contract liabilities at February 28, 2026 are as follows:

Six Months Ended February 28, 2026
Beginning contract liabilities	$1,067
Revenue recognized from contract liabilities	(1,933)
Advance consideration received during the period	1,035
Ending contract liabilities	$169

Leases

A lease is a contract, or part of a contract, that conveys the right to both (i) obtain economic benefits from and (ii) direct the use of an identified asset for a period of time in exchange for consideration. The Company evaluates its contracts to determine if they contain a lease and classifies any lease components identified as an operating or finance lease. For each lease component, the Company recognizes a right-of-use (“ROU”) asset and a lease liability. ROU assets and lease liabilities are presented separately for operating and finance leases; however, the Company currently has no finance leases. The Company’s operating leases are primarily related to office space in the United States.

In a contract that contains a lease, a component is an item or activity that transfers a good or service to the lessee. Such contracts may be comprised of lease components, non-lease components, and elements that are not components. Each lease component represents a lessee’s right to use an underlying asset in the contract if the lessee can benefit from the right of use of the asset either on its own or together with other readily available resources and if the right of use is neither highly dependent nor highly interrelated with other rights of use. Non-lease components include items such as common area maintenance and utilities provided by the lessor. The Company has elected the practical expedient to not separate lease components from non-lease components for office space. For each lease within this asset class, the non-lease components and related lease components are accounted for as a single lease component.

Operating lease liabilities are initially and subsequently measured at the present value of unpaid lease payments, discounted at the discount rate of the lease. Operating lease ROU assets are initially measured as the sum of the initial lease liability, any initial direct costs incurred, and any prepaid lease payments, less any lease incentives received. The ROU asset is amortized over the term of the lease. The amortization of operating lease ROU assets is included in “Non cash lease expense” within the operating activities section of the condensed consolidated statements of cash flows. A single lease expense is recorded within operating expenses in the condensed consolidated statements of operations on a straight-line basis over the lease term. Variable lease payments that are not included in the measurement of the lease liability are recognized in the period when the obligations for those payments are incurred.

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company utilizes its incremental borrowing rate, which is based on an estimate of the Company’s secured borrowing rate. ROU assets include any lease payments required to be made prior to commencement and exclude lease incentives. Both ROU assets and lease liabilities exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions or covenants.

The Company does not recognize lease liabilities or ROU assets for any short-term leases with a non-cancellable lease term of 12 months or less. Instead, the lease payments for these short-term leases are expensed on a straight-line basis over the lease term, and any variable payments are recognized in the period when the obligations for those payments are incurred. The Company believes that, using this methodology, the expense recorded reasonably reflects the Company’s short-term lease commitments.

Derivatives – Option Contracts

During the quarter ended February 28, 2026, the Company began entering into ETH-denominated option contracts, primarily through the sale of put options, as part of its digital asset treasury strategy. These contracts meet the definition of derivative instruments under ASC 815, Derivatives and Hedging. The Company does not designate any derivative instruments as hedging instruments for accounting purposes.

Upon execution of an option contract, premiums received are recorded as a derivative liability on the consolidated balance sheet. Derivative assets and liabilities are subsequently measured at fair value at each reporting date, with changes in fair value recognized in earnings. If an option is exercised, the derivative liability is derecognized upon settlement. If an option expires unexercised, the related derivative liability is derecognized, with the resulting premium recorded in income.

Gains and losses related to ETH option contracts, including the effects of fair value remeasurement and settlements, are recorded within Other income (expense) in the condensed consolidated statements of operations.

The fair value of ETH option contracts is determined using observable market inputs where available, including quoted prices for similar instruments, ETH spot prices, implied volatility, time to expiration, and counterparty credit considerations. These inputs are classified within Level 2 of the fair value hierarchy.

As of February 28, 2026, the Company recorded a derivative liability of $2,211 on the condensed consolidated balance sheet, classified within “Other Current Liabilities.” The balance represents the fair value of outstanding ETH option contracts. For the three and six months ended February 28, 2026, the Company recognized $24,090 of premium income, along with an unrealized loss of $65,272, attributable to changes in the fair value of open option positions. The company had no derivative trading during the three and six-months February 28, 2025.

Equity Security Investment

The Company accounts for its equity security investment in which it does not have significant influence under ASC 321. For investments that do not have a readily determinable fair value, the Company has elected the measurement alternative to account for the investment. Such investments are recorded at cost and subsequently measured at cost, less impairment, and adjusted for changes in the fair value of the investment for any observable transactions in orderly markets for identical or similar investments; adjustments are recognized in earnings in the period of the change. The Company evaluates these investments for impairment when indicators exist and records an impairment loss if the carrying amount is not recoverable. Dividends are recognized in earnings when the Company’s right to receive payment is established, and gains or losses on disposals are recognized in earnings when realized.

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

The fair value of the Company’s digital assets is determined based on the quoted price in its principal market, CoinBase, at the time of measurement (midnight UTC). The Company determines its principal market as the market that it has access to and has the greatest volume and level of orderly transactions in accordance with ASC 820, Fair Value Measurement. The Company tracks the cost of its digital assets using the first-in-first-out (FIFO) method. During both three and six months ended February 28, 2026 and 2025, the Company realized gains from the sale of digital assets of $0 and $0, respectively.

Digital assets earned by the Company through its mining activities are included within operating activities on the accompanying condensed consolidated statements of cash flows. The sales of digital currencies are included within investing activities in the accompanying condensed consolidated statements of cash flows and any realized gains or losses from such sales are included in operating expense in the condensed consolidated statements of operations.

The Company holds its BTC in an account at Bitgo Trust (“Bitgo”), a well-known BTC custodian, which it also uses to liquidate its BTC when necessary. The Company also has an account with Gemini Trust Company, LLC, which is regulated by the New York Department of Financial Services as a backup facility.

Additionally, the Company has strategically invested in ETH, becoming the largest corporate holder of ETH, with over 4,473,459 tokens valued at approximately $8,793,210 as of February 28, 2026. These purchases were made through major OTC desks like Bitgo and Galaxy Digital. The Company views ETH as a long-term reserve asset, central to its positioning in the AI and digital asset investment cycles and aims to eventually hold 5% of the total ETH supply.

See “Note 3. Digital Assets”, for further information regarding the Company’s purchases and sales of digital assets during the reporting period.

The following table sets forth the units held, cost basis, and fair value of both BTC and ETH held, as shown on the balance sheet as of February 28, 2026:

	Units	Cost Basis	Fair Value
BTC	195	$21,599	$13,072
ETH	4,473,459	16,973,446	8,793,210
Total	4,473,654	$16,995,045	$8,806,282

Cost basis is equal to the cost of the digital asset, net of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted digital assets prices within the Company’s principal market at the time of measurement (midnight UTC). The following table presents a reconciliation of BTC held as of February 28, 2026 and February 28, 2025:

	February 28, 2026	February 28, 2025
Fair value, beginning balance - September 01, 2025	$20,923	$15
Additions from BTC mining and hosting activity	221	2,001
Additions from purchases of BTC	350	-
Additions from advance payments in BTC	-	386
Direct payments in BTC	(319)	(647)
Sale of BTC	-	(1,566)
Remeasurement of fair value of BTC	(8,103)	59
Fair value, ending balance – February 28, 2026	$13,072	$248

The Company acquired ETH as a part of a strategic business shift during fiscal year 2025. The following table presents a reconciliation of ETH held as of February 28, 2026:

February 28, 2026
Fair value, beginning balance - September 01, 2025	$8,260,610
Additions from staking activity	11,181
Additions from the purchase of ETH	9,536,645
Direct Payments in ETH	(195)
Realized gains	-
Unrealized remeasurement of fair value	(9,015,031)
Fair value, ending balance – February 28, 2026	$8,793,210

Note: The Company did not hold any ETH as of February 28, 2025.

NOTE 4 – PROPERTY AND EQUIPMENT

The following tables set forth the components of the Company’s property and equipment at February 28, 2026 and August 31, 2025:

	February 28, 2026	August 31, 2025
Miners and mining equipment	745	$369
Equipment not in-service	-	300
Total property and equipment	745	669
Accumulated depreciation	(401)	(153)
Total property and equipment, net	$344	$516

For the three months ended February 28, 2026 and 2025, the Company recorded depreciation expense of $124 and $228, and for the six months ended February 28, 2026 and 2025, the Company recorded depreciation expense of $248 and $358, respectively, recorded within “cost of sales self-mining” in the condensed consolidated statement of operations.

The Company did not record any impairment charges during the three months ended February 28, 2026 or 2025. For the six months ended February 28, 2026, the Company recognized impairment charges of $200, with no impairment charges recorded during the comparable prior-year period. Impairment charges are recorded within “general and administrative expenses” in the condensed consolidated statement of operations.

NOTE 5 – ACCRUED LIABILITIES

As of February 28, 2026 and August 31, 2025, accrued liabilities are composed of the following:

	February 28, 2026	August 31, 2025
Accrued professional services fees	$2,257	$1,492
Accrued digital asset management fees	5,638	3,420
Accrued equity management fees	3,141	1,382
Accrued officer compensation	321	1,734
Accrued other	2,532	866
Total accrued liabilities and payables	$13,889	$8,894

NOTE 6 – INVESTMENTS

Investment in Beast Industries

During the three months ended February 28, 2026, the Company completed a strategic minority investment in Beast Industries Co. (“Beast Industries”), a privately held Delaware corporation. On January 15, 2026, the Company acquired 3,974,167 shares of Series C preferred stock of Beast Industries at a purchase price of $40.26 per share, for total cash consideration of approximately $160,000, pursuant to a Series C Preferred Stock Purchase Agreement. In addition, on the same date, the Company acquired 709,672 shares of common stock in a secondary transaction from an existing shareholder for cash consideration of approximately $20,000. The common shares acquired were originally issued as Class B common stock and automatically converted into Class A common stock upon transfer to the Company in accordance with Beast Industries’ certificate of incorporation. Collectively, these transactions resulted in total cash consideration of approximately $180,000. As part of the investment, the Company also capitalized $6,024 of transaction costs directly related to the transaction. In connection with the Series C investment, the Company also entered into a side letter agreement pursuant to which Beast Industries has the right, exercisable for a limited period, to notify the Company of its election to sell up to $20,000 of additional preferred equity to the Company at the Series D preferred stock price, with the same rights, preferences, and priorities as the Series C preferred stock. Upon receipt of such notice, the Company has a 30-day period to elect to purchase the additional preferred equity. As of February 28, 2026, Beast Industries has not exercised its notification right, and the Company has not purchased any additional preferred equity under the agreement.

At the time of the transaction, the Company owned approximately 4% of the equity interest in Beast Industries, which is not a majority equity interest or otherwise control of Beast Industries. Further, the Company does not have the ability to exercise significant influence over Beast Industries’ operating or financial policies. The Series C preferred stock and Class A common stock represent equity securities within the scope of ASC 321, Investments - Equity Securities. Because the securities are not publicly traded and do not have a readily determinable fair value, the Company has elected the measurement alternative under ASC 321.

As of February 28, 2026 the investment in Beast was $186,024 and recorded as an asset within “equity investment measured at cost” in the condensed consolidated balance sheet. There was no impairment recorded for the three months ended February 28, 2026.

Investment in Eightco

On September 8, 2025, the Company entered into a Securities Purchase Agreement as part of a private investment in public equity transaction led by Eightco Holdings Inc. (“Eightco”). Pursuant to the agreement, Bitmine invested $20,000 in Eightco through the purchase of Eightco common stock at a purchase price of $1.46 per share. The transaction closed on September 9, 2025.

As of February 28, 2026 the trading price of Eightco was $1.05. As a result, the Company recorded an Unrealized loss from trading securities of $21,507 and $5,616 for the three and six months ended February 28, 2026, respectively, in its condensed consolidated statements of operations.

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

NOTE 7 – LEASES

The Company leases office space in the United States under operating lease agreements. During the three months ended February 28, 2026, the Company commenced leasing an office in Norwalk, Connecticut, effective as of February 18, 2026, which will serve as its corporate headquarters going forward. Office space represents the Company’s only material underlying asset class subject to operating leases, and the Company has no finance leases. The Company recorded operating lease costs for the six months ended February 28, 2026 of $5. The Company’s operating right-of-use assets and lease liabilities are as follows:

	February 28,	August 31,
	2026	2025
Operating lease right-of-use assets	$1,323	$-
Accumulated amortization on operating right-of-use assets	(3)	-
Operating lease right-of-use assets, net	$1,320	$-

	February 28,	August 31,
	2026	2025
Operating lease liabilities, current portion	$81	$-
Operating lease liabilities, non-current portion	1,244	-
Total operating lease liabilities	$1,325	$-

The current portion of the Company’s operating lease liabilities are recorded within “Other current liabilities” on the condensed consolidated balance sheet. The weighted average lease term and discount rate as of February 28, 2026 and August 31, 2025 are as follows:

	February 28,	August 31,
	2026	2025
Weighted-average remaining lease term:
Operating leases	10.17 years	-
Weighted-average discount rate:
Operating leases	4.35%	-

The following table presents other lease details for the periods indicated:

	February 28,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	-	-

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$1,323	-

The following table presents the maturities of the Company’s operating lease liabilities as of February 28, 2026:

February 28,
Years Ended August 31,	2026
2026	$59
2027	159
2028	161
2029	163
2030	164
Thereafter	937
Total lease payments	1,643
Less: amounts representing interest	318
Total present value of lease liabilities	$1,325

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

As of February 28, 2026, the Company had 493,905,227 shares of common stock outstanding.

On January 15, 2026, the Company’s stockholders approved an amendment to increase the total number of shares of common stock the Company is authorized to issue from 500,000,000 shares to 50,000,000,000 shares.

On July 9, 2025, the Company entered into a Controlled Equity Offering Sales Agreement with each of Cantor Fitzgerald & Co. and ThinkEquity LLC, pursuant to which the Company, from time to time, at its option may offer and sell shares of its common stock (the “ATM Offering”). For further information regarding the ATM Offering, refer to “Note 9. Stockholders’ Equity” of the 2025 Annual Report. As of February 28, 2026, the Company sold 253,492,664 shares of common stock pursuant to the ATM Offering and received cash proceeds of $10,068,914 net of the commission of $122,357.

During the three and six months ended February 28, 2026, the Company paid cash dividends totaling $4,258 ($0.01 per share) to holders of common stock. These dividends were recorded as a reduction to accumulated deficit.

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

At February 28, 2026, the fair value of the warrant liability was $18,575. The fair value was determined using the Black-Scholes option pricing model, with the following key inputs:

Stock Price	$18.98
Exercise Price	$87.49
Expected Term (in years)	1.06
Risk-Free Interest rate	3.44%
Expected Volatility	110%
Expected Dividend Yield	0%

For the three and six months ended February 28, 2026, the Company recognized a gain of $80,040 and $238,252, respectively related to changes in the fair value of the warrant liability. During the six months ended February 28, 2026, no liability classified warrants were exercised and all remained outstanding as of February 28, 2026. There were no liability classified warrants held as of August 31, 2025

Series A and B Convertible Preferred Stock

The Company is authorized to issue 500 shares of Series A and Series B Convertible Preferred Stock. All outstanding shares of Series A and Series B Convertible Preferred Stock were converted into common stock during the year ended August 31, 2025. No preferred shares were outstanding as of February 28, 2026.

NOTE 9 – STOCK-BASED COMPENSATION

Restricted Stock Awards (“RSAs”)

All RSAs were vested as of August 31, 2025 and the Company did not issue any additional RSAs for the six months ended February 28, 2026.

During the three months ended February 28, 2026 and 2025, the company recognized compensation expenses of $0 and $201, respectively. For the six months ended February 28, 2026 and 2025, the Company recognized compensation expenses of $0 and $672 for RSAs, respectively.

Restricted Stock Units (“RSUs”)

Awards of RSUs are generally subject to forfeiture if employment terminates prior to vesting. The Company’s RSU’s consist of time-based and performance-based units, that are settled in shares of the Company’s common stock upon vesting.

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

On September 1, 2025, the Company granted an initial tranche of 38,830 RSUs, determined using a stock price of $43.62 as of that date. These RSUs are scheduled to vest over the course of one year commencing on September 1, 2025. As of February 28, 2026, all of these executives were terminated which resulted in vesting of 11,083 RSUs issued.

On December 9, 2025, the Company granted in aggregate 16,000 time-based RSUs to two former Directors, which were fully vested on the grant date.

During the three months ended February 28, 2026, the Company granted in aggregate 51,591 time-based RSUs to two employees of the Company, which vest in quarterly installments over the 12 months following the grant date. Both employees would receive annual RSUs upon approval of the Board of Directors of the Company (the “Board”) every year.

The Company also granted annual time-based RSUs in an aggregate grant date fair value of $250,000 to an employee of the Company, which vest in quarterly installments over the 12 months following the grant date. This RSU is classified as liability as the fixed monetary value with variable RSUs settlement was granted.

The Company granted 5,747 time-based RSUs to a consultant, which vest monthly installment over 12 months following the grant date.

During the three months ended February 28, 2026, the Company granted an aggregate of 1,821,643 time-based incentives to seven members of its Board, including 1,500,000 RSUs granted to Thomas Lee, Executive Chairman of the Board, and 57,000 Options granted solely to a Director of the Company. Of the time-based RSUs granted to Directors, 174,163 vested immediately on the grant date, and the remaining 90,480 time-based RSUs and all 57,000 Options vest in quarterly installments over the 12 months following the grant date. With respect to the RSUs granted to the Chairman, 500,000 vested immediately on the grant date, and the remaining 1,000,000 vest in equal installments on the first and second anniversaries of the grant date.

In addition, Mr. Lee was also granted 4,500,000 performance-based RSUs, which vest upon the achievement of specified targets, including stock price, market capitalization, and total Company ETH holdings.

The following table summarizes the Company’s time-based RSU stock activities for the periods indicated:

	RSUs (Time-based)	Weighted Average Grant Date Fair Value
Unvested shares at August 31, 2025	-	$-
Granted	38,830	43.62
Vested	(3,260)	43.62
Forfeited	(25,791)	43.62
Unvested shares at November 30, 2025	9,779	$43.62
Granted	1,837,981	27.90
Vested	(697,986)	28.10
Forfeited	(1,956)	43.62
Unvested shares at February 28, 2026	1,147,818	$27.78

The following table summarizes the Company’s performance-based RSU stock activities for the periods indicated:

	RSUs (Performance-based)	Weighted Average Grant Date Fair Value
Unvested shares at August 31, 2025	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested shares at November 30, 2025	-	$-
Granted	4,500,000	25.39
Vested	-	-
Forfeited	-	-
Unvested shares at February 28, 2026	4,500,000	$25.39

The following table summarizes the Company’s Options activities for the periods indicated:

	Options	Weighted Average Exercise Price	Average Remaining Contract Term (in Years)
Outstanding - August 31, 2025	-	$-	-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding - November 30, 2025	-	$-	-
Granted	5,700	29.80	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding - February 28, 2026	5,700	$29.80	0.7

Share-based compensation expense is recorded in “General and administrative expenses” in the condensed consolidated statements of operations. During the three and six months ended February 28, 2026, the Company recognized compensation expenses of $24,345 and $24,487, respectively, for RSUs. During both the three and six months ended February 28, 2026, the Company recognized compensation expenses of $115,799 for Options.

Equity Classified Warrants

In June 2025, the Company issued three warrant offerings (Placement Agent Warrants, Strategic Advisor Warrants, and Representative Warrants). Each warrant offering was designated as equity classified share-based compensation in accordance with ASC 718.

During the six months ended February 28, 2026, 78,500 representative warrants were exercised for a cashless exercise, and 102,702 strategic warrants were exercised at a price of $5.40 per share. As of February 28, 2026 and August 31, 2025, 2,925,912 and 3,107,114 of the warrants were outstanding, respectively. No share-based compensation expense was recorded for these warrants during the three and six months ended February 28, 2026 and February 28, 2025.

NOTE 10 – INCOME TAXES

The Company accounts for income taxes in interim periods using the estimated annual effective tax rate method. Under this method, the Company estimates its annual effective tax rate for the full fiscal year and applies that rate to its year-to-date pre-tax income or loss and adjusts the provision for (or benefit from) income taxes for discrete items recorded in the period.

The Company’s effective tax rate (“ETR”) for the six months ended February 28, 2026 and 2025 was 1.01% and 0%, respectively. The ETR of 1.01% for the six months ended February 28, 2026 was lower than the US statutory rate of 21%, primarily due to the application of a valuation allowance against the Company’s deferred tax assets. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Management determined that there is not sufficient positive evidence to conclude that it is more likely than not that Company’s net deferred tax asset will be fully realized. Therefore, the Company recognized a full valuation allowance as a discrete item for the first three months ended November 30, 2025. The Company recognizes an additional full valuation as a discrete item for subsequent the three months ended February 28,2026. The Company will continue to regularly assess the realizability of deferred tax assets.

NOTE 11 – LOSS PER SHARE

LOSS PER COMMON SHARE

The following table sets forth the components used in the computation of basic and diluted loss per share for the three months ended February 28, 2026 and 2025:

(In thousands, except share and per share data)	Three Months Ended February 28, 2026	Three Months Ended February 28, 2025
Basic loss per share:
Numerator:
Net loss	$(3,818,413)	$(1,156)
Less: Deemed dividend to participating preferred stock	-	-
Less: allocation to participating preferred stock	-	-
Net loss available to common stockholders — Basic	$(3,818,413)	$(1,156)

Denominator:
Weighted average common shares outstanding - basic	454,620,613	1,983,380
Basic loss per common share	$(8.40)	$(0.58)

Diluted loss per share:
Numerator:
Net loss available to common stockholders — Dilutive	$(3,818,413)	$(1,156)
Denominator:
Weighted average common shares outstanding - basic	454,620,613	1,983,380
Add: dilutive securities
Warrants	-	-
RSAs	-	-
Weighted average common shares outstanding - diluted	454,620,613	1,983,380
Diluted loss per common share	$(8.40)	$(0.58)

The following table sets forth the components used in the computation of basic and diluted loss per share for the six months ended February 28, 2026 and 2025:

(In thousands, except share and per share data)	Six Months Ended February 28, 2026	Six Months Ended February 28, 2025
Basic loss per share:
Numerator:
Net loss	$(9,022,508)	$(2,132)
Less: Deemed dividend to participating preferred stock	-	(2,961)
Less: allocation to participating preferred stock	-	-
Net loss available to common stockholders — Basic	$(9,022,508)	$(5,093)

Denominator:
Weighted average common shares outstanding - basic	389,434,545	2,178,313
Basic loss per common share	$(23.17)	$(2.34)

Diluted loss per share:
Numerator:
Net loss available to common stockholders — Dilutive	$(9,022,508)	$(5,093)
Denominator:
Weighted average common shares outstanding - basic	389,434,545	2,178,313
Add: dilutive securities
Warrants	-	-
RSAs	-	-
Weighted average common shares outstanding - diluted	389,434,545	2,178,313
Diluted loss per common share	$(23.17)	$(2.34)

The following table summarizes the securities that were not included in the computation of diluted income per common share:

	Outstanding as of February 28, 2026	Outstanding as of February 28, 2025
C-3 Warrants (1)	1,280	1280
Strategic Advisor Warrants(1)	2,875,037	-
Representative Warrants(1)	50,875	-
CVI Warrants (2)	10,435,430	-
Options (2)	57,000	-
Performance-based RSUs(3)	4,500,000	-

(1)	C3, Strategic and Representative Warrants were excluded due to net loss position during the reporting periods
(2)	CVI Warrants and Options were out-of-the-money as of February 28, 2026 and are excluded irrespective of loss position.
(3)	The performance based RSUs has certain stock price, market cap and other market/performance conditions which were not met as of February 28,2026

NOTE 12 – SEGMENT REPORTING

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

The CODM reviews segment performance primarily based on consolidated operating income and does not regularly receive or review disaggregated expense information for purposes of assessing performance or allocating resources. Accordingly, no additional segment expense disclosures are required.

For the three and six months ended February 28, 2026, the Company derived approximately 6% and 15% of its total revenues, respectively, from one customer. The company did not generate any revenues from this one customer for the three and six months ended February 28, 2025. Additionally, the Company notes that there were no trade accounts receivable outstanding at both February 28, 2026 and August 31, 2025, and therefore no concentration of credit risk within this population.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

During the three and six months ended February 28, 2026, the Company recorded $12,672 and $24,709, respectively in expenses related to the consulting agreement with the third-party service provider.

Contingencies

From time to time, the Company is subject to legal proceedings that arise in the ordinary course of business. While any legal proceeding or claim has an element of uncertainty, the Company believes the outcome of each lawsuit, claim or legal proceeding that is pending or threatened, or all of them combined, will not have a material adverse effect on the Company’s condensed financial position or results of operations. It is possible, however, that future results of operations could be materially and adversely affected by any new developments relating to the legal proceedings and claims. As of February 28, 2026, and August 31, 2025, no legal matters were considered probable and reasonably estimable.

NOTE 14 – SUBSEQUENT EVENTS

On March 25, 2026 the Company entered into a definitive agreement and completed the acquisition of 100% of the outstanding equity interest of Pier Two Holdings Pty Ltd, a provider of institutional grade blockchain infrastructure. The total preliminary purchase price was approximately $30.5 million, consisting of $6 million in cash and $10.5 million in fixed equity and $14.0 million in deferred compensation. In addition, the agreement includes a contingent earn-out consideration with a potential maximum payout of $11.8 million. Due to the proximity of the acquisition to the date these financial statements were issued, the initial accounting for the business combination is incomplete. The Company expects to include the preliminary purchase price allocation in its Quarterly Report on Form 10-Q for the period ending May 31, 2026. In connection with this transaction, the Company formed a subsidiary, Standard Validator LLC, to operate blockchain validation and staking activities. The subsidiary is majority-owned by the Company, with a 2% non-controlling equity interest held by Ethereum Tower LLC pursuant to the subsidiary’s operating and management agreements.

On March 12, 2026, the Company made an additional investment of approximately $80,434 in Eightco, increasing its total investment to approximately $94,818 and increasing the Company’s ownership interest to approximately 32%. In addition, the Chairman of the Company, Thomas Lee, was appointed to the Board of Directors within Eightco on conjunction with this investment. The Company is evaluating the appropriate accounting treatment for the additional investment.

Further, subsequent to February 28, 2026 and through the date of issuance of these financial statements, the Company issued 57,107,586 shares of its common stock for gross proceeds of approximately $1,187,641. Net proceeds to the Company, after deducting offering costs, were approximately $1,180,714. These shares were issued pursuant to the ATM Offering.

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

In June and July 2025, we strengthened our liquidity through an underwritten public offering of common stock, private placements, and the establishment of our at-the-market program permitting sales of up to $24,500,000 of our common stock from time to time (the “ATM Program”). As of February 28, 2026, $6,713,325 of sales capacity relating to the ATM Program are still available. We also uplisted our common stock to the NYSE American in June 2025 and subsequently uplisted our common stock to the New York Stock Exchange on April 9, 2026.

During the current quarter, we also deployed capital into strategic moonshot investments that we believe complement our ETH-focused operating model and treasury strategy. These investments were evaluated alongside direct ETH acquisitions as part of our broader capital allocation framework and are intended to support long-term value creation rather than near-term operating income.

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

Capital deployed into strategic investments is subject to similar risk discipline, liquidity considerations and governance oversight as our ETH treasury activities, and may introduce additional sources of earnings volatility unrelated to ETH price movements.

Operating expenditures and investment priorities. As an ETH-focused company, we expect a mix shift in operating expenses toward cybersecurity, custody, treasury operations, compliance and technology enablement for advisory and analytics. Capital expenditures are expected to remain modest relative to a mining-centric model. We intend to maintain a flexible cost structure aligned with services activity and treasury scale. In addition to direct ETH holdings, we may selectively pursue strategic moonshot investments in operating companies, platforms or ecosystems that we believe are aligned with Ethereum adoption, infrastructure or adjacent services. These investments are evaluated within the context of our ETH Treasury Strategy and are intended to complement, rather than replace, direct exposure to ETH.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended February 28, 2026 and 2025.

	Three Months Ended February 28,
	2026	2025	% Change
Revenue from the sale of mining equipment	$-	$-	NM
Revenue from self-mining	219	1,517	-86%
Revenue from consulting	197	-	NM
Revenue from leasing	424	-	NM
Revenue from staking	10,201	-	NM
Total Revenue	11,041	1,517	NM

Cost of sales mining equipment	-	-	NM
Cost of sales self-mining	702	1,440	-51%
Cost of sales leasing	418	-	NM
Cost of sales staking	306	-	NM
Total Cost of Sales	1,426	1,440	-1%

Operating expenses:
General and administrative expenses	74,988	964	NM
Unrealized loss (gain) from the digital assets holding	3,775,209	26	NM
Total operating expenses	3,850,197	990	NM

Loss from operations	(3,840,582)	(913)	NM

Other income (expense):
Interest income (expense), net	4,817	(60)	NM
Unrealized loss from trading securities	(21,507)	-	NM
Unrealized loss from derivatives	(65,272)	-	NM
Change in fair value of warrant liability	80,040	-	NM
Option premium income	24,090	-	NM
Bad debt expense	-	(125)	NM
Other income (expense)	1	(58)	NM
Pre-tax loss	(3,818,413)	(1,156)	NM

Income tax benefit	-	-	NM
Net loss	$(3,818,413)	$(1,156)	NM

For the results of operations we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (“NM”).

Revenues

During the three months ended February 28, 2026, revenues were $11,041, compared to $1,517 during the three months ended February 28, 2025. The increase in revenue was a result of the following:

●	Revenue from self-mining. During the three months ended February 28, 2026, revenue from self-mining was $219, compared to $1,517 in the three months ended February 28, 2025. The Company is maintaining its small BTC mining operations. However, mining revenue declined partially due to the suspension of self-mining operations during relocation in the three months ended February 28, 2026.

●	Revenue from consulting. During the three months ended February 28, 2026, revenue from consulting was $197, as compared to $0 during the three months ended February 28, 2025. All of the consulting revenue in 2026 was derived from one consulting agreement under which the Company is obligated to provide various operational, maintenance and consulting services from May 16, 2025 to May 15, 2026 for aggregate consideration of $800, of which half was paid on May 16, 2025.

●	Revenue from leasing: During the three months ended February 28, 2026, revenue from the leasing of miners was $424, as compared to $0 during the three months ended February 28, 2025. Under the March 2025 machine lease agreement which expired on December 31, 2025, the lessee paid $850 for all revenues generated from 2,500 of our miners from March 8, 2025 to May 7, 2025. Under the May 2025 machine lease agreement, the lessee agreed to pay $3,200 for all revenues generated from 3,000 of our miners from May 16, 2025 to December 31, 2025. The machine lease agreements expired December 31, 2025 and were not renewed.

●	Revenue from staking. During the three months ended February 28, 2026, revenue from staking was $10,201, compared to $0 in the three months ended February 28, 2025. The increase was a result of the Company initiating native staking in November 2025, with the intent for staking to become a primary yield generation strategy of the Company during the current fiscal year.

Cost of Sales

Major components of cost of sales include rent to house mining and hosting equipment, electricity, depreciation, and supplies. During the three months ended February 28, 2026, cost of sales was $1,426 compared to $1,440 during the three months ended February 28, 2025. The decrease in cost of sales was a result of the following:

●	Cost of sales self-mining. Cost of sales related to self-mining remained was $702 in the three months ended February 28, 2026, compared to $1,440 in the three months ended February 28, 2025. The Company continued its strategy of winding down its proprietary self-mining exposure and deferring new site buildouts during the three months ended February 28, 2026.

●	Cost of sales leasing. Cost of sales related to leasing was $418 for the three months ended February 28, 2026, compared to $0 during the three months ended February 28, 2025. The increase in cost of sales leasing is a result of the Machine Lease Agreement Bitmine entered with KULR Technology Group, Inc. on May 16, 2025. As part of this agreement, Bitmine is responsible for maintaining the equipment, providing a contractually agreed upon level of hash rate, and ensuring continuous operation, either directly or through third-party providers.

●	Cost of staking. Cost of sales related to revenue from staking was $306 for the three months ended February 28, 2026, compared to $0 for the three months ended February 28, 2025. Cost of sales primarily comprises direct expenses associated with the ETH staking business, including service fees payable to the service provider.

Operating Expenses

●	General and administrative expenses. General and administrative expenses were $74,988 in the three months ended February 28, 2026, compared to $964 in the three months ended February 28, 2025. The increase is primarily related to ETH custodian fees related to treasury operations, shareholder compensation, and stock-based compensation. See Note 9 of the Interim Statements for additional information around the increase in stock-based compensation expense.

●	Unrealized gain/loss from digital assets holding. During the three months ended February 28, 2026, the Company recorded an unrealized loss of $3,775,209 related to changes in the fair value of our digital asset holdings, as compared to $26 for the three months ended February 28, 2025. The Company acquired ETH on top of its BTC holdings as part of our business expansion during fiscal year 2025. As of February 28, 2026, the total fair value of ETH and BTC holdings amounted to $8,793,210 and $13,073, respectively. As of February 28, 2025, the total fair value of BTC holdings amounted to $248. No ETH was held as of February 28, 2025.

Other Income (Expense)

●	Interest income (expense), net. Interest expense related solely to ETH activity was $0 in the three months ended February 28, 2026, as compared to $60 during the three months ended February 28, 2025. The 2025 interest was related to the debt during the three months ended February 28, 2025 which was extinguished during fiscal 2025. Interest income was $4,817 in three months ended February 28, 2026, as compared to $0 in three months ended February 28, 2025. The increase is due to interest earned on money market cash accounts held during the three months ended February 28, 2025

●

Unrealized loss from trading securities. The Company recognized a loss of $21,507 during the three months ended February 28, 2026. This loss reflects the change in fair value of the investment in Eightco, which is reflected in “Other Income” within the consolidated statement of operations. See Note 6 of the Interim Statements for additional information.

●	Unrealized loss from derivatives. The Company recognized a loss of $65,272 during the three months ended February 28, 2026. This loss reflects the change in fair value of the option contracts open at February 28, 2026.

24

●

Change in fair value of warrant liability. The Company recognized a $80,040 gain during the three months ended February 28, 2026. This gain reflects the change in fair value of the Liability Classified Warrants, which is reflected in other income within the consolidated statement of operations. See Note 8 of the Interim Statements for additional information.

●	Option premium income. During the three months ended February 28, 2026, net derivative income was $24,090, compared to $0 in the three months ended February 28, 2025. The increase was a result of premium income earned on option contracts executed during the three months ended February 28, 2026.

●	Bad debt expense. The bad debt expense was $0 during the three months ended February 28, 2026, as compared to $125 during the three months ended February 28, 2025. The bad debt expense incurred in the prior year was related the Company’s note receivable from ROC Digital during the 2025 period.

●	Other income (expense). The Company recognized other income (expense) of $1 during the three months ended February 28, 2026, as compared to ($58) during the three months ended February 28, 2025. The decrease in expense is because the Company had no loss on extinguishment of debt during the three months ended February 28, 2026, as compared to a loss of ($58) during the three months ended February 28, 2025. The 2025 loss was related to the Company’s Hashrate Sale Agreement. The Company had no debt as of February 28, 2026.

Income Taxes

During the three months ended February 28, 2026, the Company recognized no income tax benefit or income tax expense.

Comparison of Results of Operations for the Six Months Ended February 28, 2026 and 2025.

	Six Months Ended February 28,
	2026	2025	% Change
Revenue from the sale of mining equipment	$-	$717	NM
Revenue from self-mining	221	2,001	-89%
Revenue from consulting	397	-	NM
Revenue from leasing	1,536	-	NM
Revenue from staking	11,181	-	NM
Total Revenue	13,335	2,718	NM

Cost of sales mining equipment	-	670	NM
Cost of sales self-mining	788	1,982	-60%
Cost of sales leasing	1,327	-	NM
Cost of sales staking	336	-	NM
Total Cost of Sales	2,451	2,652	-8%

Operating expenses:
General and administrative expenses	298,625	1,923	NM
Unrealized loss (gain) from the digital assets holding	9,023,134	(59)	NM
Total operating expenses	9,321,759	1,864	NM

Loss from operations	(9,310,875)	(1,798)	NM

Other income (expense):
Interest income (expense), net	4,617	(128)	NM
Unrealized loss from trading securities	(5,616)	-	NM
Unrealized loss from derivatives	(65,272)	-	NM
Change in fair value of warrant liability	238,252	-	NM
Option premium income	24,090	-	NM
Bad debt expense	-	(125)	NM
Other income (expense)	1	(81)	NM
Pre-tax loss	(9,114,803)	(2,132)	NM
			NM
Income tax benefit	92,295	-	NM
Net loss	$(9,022,508)	$(2,132)	NM

For the results of operations we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (“NM”).

Revenues

During the six months ended February 28, 2026, revenues were $13,335, compared to $2,718 during the six months ended February 28, 2025. The increase in revenue was a result of the following:

●	Revenue from the sale of mining equipment. During the six months ended February 28, 2026, revenue from the sale of mining equipment was $0, compared to $717 in the six months ended February 28, 2025. The revenue recognized during the six months ended February 28, 2025 was primarily related to the sale of ten transformers. No such revenue was recognized during the three months ended February 28, 2026.

●	Revenue from self-mining. During the six months ended February 28, 2026, revenue from self-mining was $221, compared to $2,001 in the six months ended February 28, 2025. The Company is maintaining its small BTC mining operations. However, mining revenue declined partially due to the suspension of self-mining operations during relocation in the six months ended February 28, 2026.

●	Revenue from consulting. During the six months ended February 28, 2026, revenue from consulting was $397, as compared to $0 during the six months ended February 28, 2025. All of the consulting revenue in 2026 was derived from one consulting agreement under which the Company is obligated to provide various operational, maintenance and consulting services from May 16, 2025 to May 15, 2026 for aggregate consideration of $800, of which half was paid on May 16, 2025.

●	Revenue from leasing: During the six months ended February 28, 2026, revenue from the leasing of miners was $1,536, as compared to $0 during the six months ended February 28, 2025. Under the March 2025 machine lease agreement which expired on December 31, 2025, the lessee paid $850 for all revenues generated from 2,500 of our miners from March 8, 2025 to May 7, 2025. Under the May 2025 machine lease agreement, the lessee agreed to pay $3,200 for all revenues generated from 3,000 of our miners from May 16, 2025 to December 31, 2025. The machine lease agreements expired December 31, 2025 and were not renewed.

●	Revenue from staking. During the six months ended February 28, 2026, revenue from staking was $11,181, compared to $0 in the six months ended February 28, 2025. The increase was a result of the Company initiating native staking in November 2025, with the intent for staking to become a primary yield generation strategy of the Company during the current fiscal year.

Cost of Sales

Major components of cost of sales include rent to house mining and hosting equipment, electricity, depreciation, and supplies. During the six months ended February 28, 2026, cost of sales was $2,451 compared to $2,652 during the six months ended February 28, 2025. The increase in cost of sales was a result of the following:

●	Cost of sales mining equipment. Cost of sales related to sales of mining equipment was $0 for the six months ended February 28, 2026, compared to $670 for the six months ended February 28, 2025. The costs incurred during the six months ended February 28, 2025 was related to the sale of the ten transformers noted above. No such costs were incurred during the six months ended February 28, 2026.

●	Cost of sales self-mining. Cost of sales related to self-mining was $788 in the six months ended February 28, 2026, compared to $1,982 in the six months ended February 28, 2025. The Company continued its strategy of winding down its proprietary self-mining exposure and deferring new site buildouts during the six months ended February 28, 2026.

●	Cost of sales leasing. Cost of sales related to leasing was $1,327 for the six months ended February 28, 2026, compared to $0 during the six months ended February 28, 2025. The increase in cost of sales leasing is a result of the Machine Lease Agreement Bitmine entered with KULR Technology Group, Inc. on May 16, 2025. As part of this agreement, Bitmine is responsible for maintaining the equipment, providing a contractually agreed upon level of hash rate, and ensuring continuous operation, either directly or through third-party providers.

●	Cost of staking. Cost of sales related to revenue from staking was $336 for the six months ended February 28, 2026, compared to $0 for the six months ended February 28, 2025. Cost of sales primarily comprises direct expenses associated with the ETH staking business, including service fees payable to the service provider.

Operating Expenses

●	General and administrative expenses. General and administrative expenses were $298,625 in the six months ended February 28, 2026, compared to $1,923 in the six months ended February 28, 2025. The increase is primarily related to one time capital raising, advisory, legal, and other consulting fees. The increase is also related to expenses associated with the Consulting Agreement. Estimated fees that will be incurred from industry-experienced third parties to manage the Company’s multi-billion dollar ETH portfolio are expected to be in the range of $40,000 to $50,000 annually. The Company expects these fees to be significantly offset and exceeded in the future by projected staking fees earned from the same ETH portfolio, although there can be no assurances that the Company will be successful in doing so. See Note 13 of the Interim Statements for additional information.

●	Unrealized gain/loss from digital assets holding. During the six months ended February 28, 2026, the Company recorded an unrealized loss of $9,023,134 related to changes in the fair value of our digital asset holdings, as compared to gain of $59 for the six months ended February 28, 2025. The Company acquired ETH on top of its BTC holdings as part of our business expansion during fiscal year 2025. As of February 28, 2026, the total fair value of ETH and BTC holdings amounted to $8,793,210 and $13,073, respectively. As of February 28, 2025, the total fair value of BTC holdings amounted to $248. No ETH was held as of February 28, 2025.

Other Income (Expense)

●

Interest income (expense), net. Interest expense related solely to ETH activity was $200 in the six months ended February 28, 2026, as compared to $129 in interest expense related to debt in the six months ended February 28, 2025. Interest income was $4,817 in six months ended February 28, 2026, as compared to $1 in six months ended February 28, 2025. The increase is due to interest earned on money market cash accounts.

●	Unrealized loss from trading securities. The Company recognized a $5,616 loss during the six months ended February 28, 2026. This loss reflects the change in fair value of the investment in Eightco, which is reflected in “Other Income” within the consolidated statement of operations. See Note 6 of the Interim Statements for additional information.

●	Unrealized loss from derivatives. The Company recognized a loss of $65,272 during the six months ended February 28, 2026. This loss reflects the change in fair value of the option contracts open at February 28, 2026.

●	Change in fair value of warrant liability. The Company recognized a $238,252 gain during the six months ended February 28, 2026. This gain reflects the change in fair value of the Liability Classified Warrants, which is reflected in other income within the consolidated statement of operations. See Note 8 of the Interim Statements for additional information.

●	Option premium income. During the six months ended February 28, 2026, net derivative income was $24,090, compared to $0 in the six months ended February 28, 2025. The increase was a result of premium income earned on option contracts executed during the three months ended February 28, 2026.

●	Bad debt expense. The bad debt expense was $0 during the six months ended February 28, 2026, as compared to $125 during the six months ended February 28, 2025. The bad debt expense incurred in the prior year was related the Company’s note receivable from ROC Digital during the 2025 period.

●	Other income (expense). The Company recognized other income (expense) of $1 during the six months ended February 28, 2026, as compared to ($81) during the three months ended February 28, 2025. The decrease in expense is because the Company had no loss on extinguishment of debt during the six months ended February 28, 2026, as compared to a loss of ($81) during the six months ended February 28, 2025. The 2025 loss was related to the Company’s Hashrate Sale Agreement. The Company had no debt as of February 28, 2026.

Income Taxes

During the six months ended February 28, 2026, the Company recognized the full valuation allowance that was recorded against the Company’s deferred tax assets as a discrete item. This resulted in a $92,295 income tax benefit for the period.

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

The reconciliation of Adjusted EBITDA for the three months ended February 28, 2026 and 2025 is as follows:

	Three Months Ended February 28,
	2026	2025
Net loss	$(3,818,413)	$(1,156)
Interest expense (income), net	(4,817)	60
Provision for income taxes	-	-
Depreciation expense	124	228
EBITDA	(3,823,106)	(868)
Adjustments
Stock based compensation(1)	24,429	201
Impairment of property and equipment(2)	-	-
Unrealized loss from trading securities(3)	21,507	-
Unrealized loss from derivatives(4)	65,272	-
Change in fair value of warrant liability(5)	(80,040)	-
Option premium income(6)	(24,090)	-
Loss on the extinguishment of debt(7)	-	58
Unrealized loss (gain) from the digital assets holding(8)	3,775,209	26
One time consulting and legal fees(9)	-	-
Adjusted EBITDA	$(40,819)	$(583)

The reconciliation of Adjusted EBITDA for the six months ended February 28, 2026 and 2025 is as follows:

	Six Months Ended February 28,
	2026	2025
Net loss	$(9,022,508)	$(2,132)
Interest expense (income), net	(4,617)	128
Provision for income taxes	(92,295)	-
Depreciation expense	248	358
EBITDA	(9,119,172)	(1,646)
Adjustments
Stock based compensation(1)	25,106	672
Impairment of property and equipment(2)	200	-
Unrealized loss from trading securities(3)	5,616	-
Unrealized loss from derivatives(4)	65,272	-
Change in fair value of warrant liability(5)	(238,252)	-
Option premium income(6)	(24,090)	-
Loss on the extinguishment of debt(7)	-	81
Unrealized loss (gain) from the digital assets holding(8)	9,023,134	(59
One time consulting and legal fees(9)	200,051	-
Adjusted EBITDA	$(62,135)	$(952)

(1) Stock based compensation represents the non-cash expense recorded for the Company’s restricted stock units and restricted stock awards. This includes the impact of the modification that occurred during the three and six months ended February 28, 2026 as well the vesting of existing awards.

(2) Represents a non-cash charges recorded during the period to reduce the carrying value of certain assets to their estimated fair value.

(3) Represents the change in fair value of the company’s held invesment in Eightco’s common stock for the three and six months ended February 28, 2026.

(4) Represents the change in fair value of the company’s held ETH option contracts for the three and six months ended February 28, 2026.

(5) Represents the change in fair value of the company’s liability classified warrants for the three and six months ended February 28, 2026.

(6) Represents the premiums earned on the Company’s written ETH option contracts for the three and six months ended February 28, 2026.

(7) Represents non-recurring charges incurred in connection with the early settlement of the Company’s line of credit from IDI and the Hash Rate Sale Agreement.

(8) Removes the impact of unrealized changes in fair value of our digital asset holdings from net income.

(9) Represents one time capital raising, advisory, legal and other consulting fees incurred during the period.

(10) The income tax provision adjustment is calculated by multiplying “Adjusted income (loss) before income tax provision” by the Company’s applicable tax rate of 21%.

The reconciliation of Adjusted EPS for the three months ended February 28, 2026 and 2025 is as follows:

	Three Months Ended February 28,
	2026	2025
Pre-tax loss	(3,818,413)	(1,156)
Adjustments:
Stock based compensation(1)	24,429	201
Impairment of property and equipment(2)	-	-
Unrealized loss from trading securities(3)	21,507	-
Unrealized loss from derivatives(4)	65,272	-
Change in fair value of warrant liability(5)	(80,040)	-
Option premium income(6)	(24,090)	-
Loss on the extinguishment of debt(7)	-	58
Unrealized loss (gain) from the digital assets holding(8)	3,775,209	26
One time consulting and legal fees(9)	-	-
Adjusted loss before income tax provision	(36,126)	(871)
Income tax benefit (as reported)	-	-
Income tax provision adjustment(10)	-	-
Adjusted income tax benefit	-	-
Adjusted net loss	(36,126)	(871)
Deemed dividend on Series A Preferred Stock	-	-
Adjusted net loss attributable to common stockholders	(36,126)	(871)
Diluted weighted average common shares outstanding	454,620,613	1,983,380
Adjusted diluted loss per common shares	$(0.08)	$(0.44)

The reconciliation of Adjusted EPS for the six months ended February 28, 2026 and 2025 is as follows:

	Six Months Ended February 28,
	2026	2025
Pre-tax loss	(9,114,803)	(2,132)
Adjustments:
Stock based compensation(1)	25,106	672
Impairment of property and equipment(2)	200	-
Unrealized loss from trading securities(3)	5,616	-
Unrealized loss from derivatives(4)	65,272	-
Change in fair value of warrant liability(5)	(238,252)	-
Option premium income(6)	(24,090)
Loss on the extinguishment of debt(7)	-	81
Unrealized loss (gain) from the digital assets holding(8)	9,023,134	(59)
One time consulting and legal fees(9)	200,051	-
Adjusted loss before income tax provision	(57,766)	(1,438)
Income tax benefit (as reported)	(92,295)	-
Income tax provision adjustment(10)	88,188	-
Adjusted income tax benefit	(4,107)	-
Adjusted net loss	(53,659)	(1,438)
Deemed dividend on Series A Preferred Stock	-	(2,961)
Adjusted net loss attributable to common stockholders	(53,659)	(4,399)
Diluted weighted average common shares outstanding	389,434,545	2,178,313
Adjusted diluted loss per common shares	$(0.14)	$(0.66)

(1) Stock based compensation represents the non-cash expense recorded for the Company’s restricted stock units and restricted stock awards. This includes the impact of the modification that occurred during the three and six months ended February 28, 2026 as well the vesting of existing awards.

(2) Represents a non-cash charges recorded during the period to reduce the carrying value of certain assets to their estimated fair value.

(3) Represents the change in fair value of the company’s held invesment in Eightco’s common stock for the three and six months ended February 28, 2026.

(4) Represents the change in fair value of the company’s held ETH option contracts for the three and six months ended February 28, 2026.

(5) Represents the change in fair value of the company’s liability classified warrants for the three and six months ended February 28, 2026.

(6) Represents the premiums earned on the Company’s written ETH option contracts for the three and six months ended February 28, 2026.

(7) Represents non-recurring charges incurred in connection with the early settlement of the Company’s line of credit from IDI and the Hash Rate Sale Agreement.

(8) Removes the impact of unrealized changes in fair value of our digital asset holdings from net income.

(9) Represents one time capital raising, advisory, legal and other consulting fees incurred during the period.

(10) The income tax provision adjustment is calculated by multiplying “Adjusted income (loss) before income tax provision” by the Company’s applicable tax rate of 21%.

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

Liquidity and Capital Resources

Current liquidity position

As of February 28, 2026, the Company had $879,577 in cash on hand and working capital of $869,527. Our primary sources of liquidity during the six months ended February 28, 2026 included:

●	cash proceeds of $555 were received during the quarter from the exercise of strategic warrants issued to a third-party Strategic Advisor as part of a July 8, 2025 agreement.

●	net proceeds of $10,068,914 from our Registration Statement on Form S-3ASR filed July 9, 2025 and an equity sales agreement with Cantor Fitzgerald & Co. and ThinkEquity LLC, providing the ability, at our discretion and subject to market conditions, to sell up to $24.5 billion of our common stock from time to time in our ATM Program

●	net proceeds of $361,751 from our September 2025 issuance of (i) 5,217,715 shares of common stock at a price of $70 per share and (ii) warrants to purchase up to 10,435,430 shares of common stock at an exercise price of $87.50 per share

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

On July 8, 2025, the Company entered into a Strategic Advisor Agreement with a third-party service provider (the “Strategic Advisor”) pursuant to which the Company engaged the Strategic Advisor to provide strategic advice and guidance relating to the Company’s business, operations, growth initiatives and industry trends in the digital asset technology sector. As compensation for services rendered by the Strategic Advisor under the Strategic Advisor Agreement, the Company issued to the Strategic Advisor warrants to purchase 3,192,620 shares of common stock (the “Strategic Advisor Warrants”) at an exercise price of $5.40 per share. The Strategic Advisor Warrants were fully vested upon issuance and have a contractual term of five years. The total grant-date fair value of the Strategic Advisor Warrants is $348,959, which was immediately expensed and included in operating expense in the consolidated statement of income (loss). As of February 28, 2026, approximately 2.8 million Strategic Advisor Warrants with an exercise price of $5.40 remain outstanding. If these warrants are exercised for cash, they could represent a potential future source of liquidity for the Company, thereby contributing to future cash flows.

In connection with the share offering on June 4, 2025, the Company issued to ThinkEquity LLC warrants to purchase up to 129,375 shares of common stock at an exercise price of $10 per share (the “Representative’s Warrants”) in exchange for services. The Representative’s Warrants were fully vested upon issuance, but are not exercisable until December 1, 2025. The warrants have a contractual term of approximately five years. The total grant-date fair value of the Representative’s Warrants is $852, which was treated as the issuance cost, net against the cash proceeds from the capital raise.

The IDI obligations were addressed via restructuring as disclosed in the Company’s Registration Statement on Form S-1 and the Company’s Registration Statement on Form S-3ASR. We also expanded related party disclosures to include the largest aggregate principal outstanding and amounts of principal and interest paid under the IDI line during the applicable periods.

Sources and uses of cash

	Six months ended February 28,
	2026	2025
Net cash used in operating activities	$(316,599)	$(311)
Net cash used in investing activities	(9,742,785)	(18)
Net cash provided by financing activities	10,426,962	312
Net increase in cash and cash equivalents	$367,578	$(16)

Net cash used in operating activities was $316,599 for the six months ended February 28, 2026, compared to $311 for the three months ended February 28, 2025. The increase is primarily related to one time capital raising, advisory, legal, and other consulting fees. The increase is also related to expenses associated the Consulting Agreement. This increase in cash outflow was offset by an increase in cash received from the Company’s revenue generating activities.

Net cash used in investing activities was $9,742,785 for the six months ended February 28, 2026, compared to $18 for the three months ended February 28, 2025. The increase in investing cash outflow was primarily driven by the $9,536,644 purchase of ETH. The remaining investing cash outflow was driven by the purchases of the Company’s investments in Beast Industries and Eightco Holdings

Net cash provided by financing activities was $10,426,962 for the six months ended February 28, 2026, compared to $312 for the three months ended February 28, 2025. This increase was primarily driven by the $10,068,914 of proceeds received from the ATM Offering. Refer to Note 8 – Stockholder’s Equity within the financial statements for further details regarding these offerings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2026, our disclosure controls and procedures were not effective due to the identification of material weaknesses in our internal control over financial reporting.

We are in the process of implementing measures designed to improve our internal controls over financial reporting and remediate the deficiencies that led to the material weaknesses discussed above.

Changes in Internal Control over Financial Reporting

In connection with the preparation of our consolidated financial statements for the year ended August 31, 2025, management identified material weaknesses in our internal control over financial reporting (“ICFR”). For further information regarding the material weakness identified, refer to Item 9A. Controls and Procedures of the 2025 Annual Report.

During the quarter ended February 28, 2026, management has continued the implementation of remediation plans to address the previously identified material weaknesses, including enhancements to internal controls over financial reporting and SOX compliance processes. These efforts include adding internal accounting resources and engaging third-party specialists to provide support related to accounting, technical accounting, tax, and SOX implementation. The material weaknesses will not be considered remediated until the relevant controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are designed and operating effectively.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended February 28, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BITMINE IMMERSION TECHNOLOGIES, INC.

Dated: April 14, 2026	By:	/s/ Chi Tsang
Chi Tsang, Chief Executive Officer (Principal Executive Officer)

Dated: April 14, 2026	By:	/s/ Young Kim
Young Kim, Chief Financial Officer (Principal Financial and Accounting Officer)

