Form 10-Q
period 2026-05-31
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2026-07-14
CIK 1829311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number: 001-42675

BITMINE IMMERSION TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-3986354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Connecticut Avenue Norwalk, CT	06854
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (203) 401-8200

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001	BMNR	New York Stock Exchange
9.50% Series A Perpetual Preferred Stock, par value $0.0001	BMNP	New York Stock Exchange

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

The number of shares outstanding of the registrant’s common stock as of July 9, 2026 was 603,226,394 shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (the "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements relate to future events or future financial performance of Bitmine Immersion Technologies, Inc. (the "Company," "Bitmine," "BMNR," "we," "us," or "our"), and can ordinarily be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "targets," "projects," "contemplates," "believes," "estimates," "predicts," "potential," "continue,” “objective,” “seek,” “strategy" or the negative of these terms or other similar words. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Some of the forward-looking statements contained in this Report include, but are not limited to, statements relating to:
•our ETH Treasury Strategy and our objective to grow our net ETH position over time, including our expectations regarding staking yields, treasury security, and capital allocation;
•our expectations regarding staking and validation operations, including staking rewards, validator participation rates, protocol parameters, and the performance of the MAVAN platform;
•our belief that we will have sufficient liquidity to fund operations for at least the next 12 months based on our current operating plan, expected cash on hand, anticipated operating cash flows, and access to capital under our shelf registration and ATM Program;
•our expectations regarding material cash requirements, including fees for digital asset management, capital expenditures, working capital requirements, public company costs, operating expenses, and dividend obligations on our Series A Preferred Stock;
•our intentions regarding the use of proceeds from our Series A Preferred Stock offering and other equity financings to support our digital asset treasury strategy, strategic investments, working capital requirements, and general corporate purposes;
•our expectations regarding the Pier Two acquisition, including the expected benefits of the acquisition and integration with the MAVAN platform, and the allocation of purchase consideration to acquired assets and liabilities;
•our expectations regarding strategic “moonshot” investments and their potential to support long-term value creation and complement our ETH-focused operating model;
•our expectations regarding the expansion of MAVAN to serve institutional investors, custodians, and ecosystem partners, and our ability to attract and retain institutional staking clients;
•our expectations regarding the remediation of material weaknesses in our internal control over financial reporting and the timing and effectiveness of remediation efforts;
•our expectations regarding ETH option strategies, the generation of option premium income, and the returns on our strategic investments, including moonshot investments;
•our expectations regarding key trends and uncertainties, including Ethereum protocol upgrades, Layer 2 activity, institutional adoption trends, regulatory developments, potential classification as an investment company under the Investment Company Act of 1940, and evolving U.S. and non-U.S. regulatory frameworks applicable to digital assets, staking, and custody.

The forward-looking statements in this Report are based on management’s current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to:
•our digital asset holdings, including price volatility in ETH, BTC and other digital assets, liquidity constraints, and the potential for significant unrealized losses or impairments;
•the evolving regulatory environment for digital assets, staking, custody, and blockchain infrastructure, including potential adverse legislation or enforcement actions;
•our ability to successfully integrate the Pier Two acquisition and achieve the anticipated benefits;
•cybersecurity, data privacy, custody arrangements, and the security of our digital asset holdings;

•counterparty credit and operational risks, including custodians, pool operators, hosting partners, and joint venture partners;
•our reliance on third-party infrastructure providers, including Ethereum Tower LLC and cloud computing providers, to operate validator nodes and provide staking services;
•our ability to access capital markets on favorable terms or at all, including through our shelf registration and ATM Program;
•our material weaknesses in internal control over financial reporting and our ability to remediate such weaknesses in a timely manner;
•Ethereum protocol developments, including protocol upgrades, changes to staking economics, and Layer 2 activity;
•the concentration of our revenue in ETH staking and validation operations conducted through MAVAN, and our ability to diversify revenue sources;
•our strategic investments, which may introduce additional sources of earnings volatility unrelated to ETH price movements;
•the impairment of goodwill and intangible assets acquired in connection with the Pier Two acquisition, including the assumptions underlying our fair value estimates and impairment testing;
•our ability to pay dividends on our Series A Preferred Stock, including staking yield volatility, ETH price fluctuations, and liquidity constraints affecting dividend coverage;
•competition, technology changes, and our ability to attract and retain qualified personnel, including key technical personnel acquired in the Pier Two acquisition; and
•other risks, including those described in Item 1A. – Risk Factors in our Annual Report on Form 10-K and those described from time to time in our other filings with the SEC.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. You should not place undue reliance on our forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Bitmine Immersion Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except for share and per share data)

	May 31, 2026	August 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$340,289	$511,999
Cash collateral related to open derivative positions	100,125	—
Prepaid expenses and other current assets	4,847	1,008
Total current assets	445,261	513,007
Digital assets	10,871,934	8,281,530
Equity investments measured at cost	191,761	—
Equity method investment measured at fair value	93,207	—
Operating lease right-of-use asset	1,294	—
Goodwill	15,006	—
Intangible assets, net	11,110	—
Other assets	680	516
Total assets	$11,630,253	$8,795,053

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued liabilities	$10,230	$8,894
Contract liabilities	—	1,067
Other current liabilities	1,908	—
Total current liabilities	12,138	9,961
Operating lease liability, net of current portion	1,216	—
Deferred tax liability	—	92,295
Warrant liability	2,087	—
Other non-current liabilities	14,687	—
Total liabilities	$30,128	$102,256

Commitments and Contingencies (Note 14)

Stockholders' Equity:
Preferred stock, par value $0.0001 per share, 20,000,000 shares authorized; no shares issued and outstanding as of May 31, 2026 and August 31, 2025	$—	$—
Common stock, $0.0001 par value, 50,000,000,000 and 500,000,000 shares authorized; 579,652,432 and 232,412,324 shares issued and outstanding as of May 31, 2026 and August 31, 2025 respectively	58	23
Additional paid-in capital	20,371,935	8,355,382
Accumulated earnings (deficit)	(8,772,950)	337,392
Accumulated other comprehensive income	534	—
Total Bitmine Immersion's stockholders' equity	11,599,577	8,692,797
Non-controlling interests	548	—
Total stockholders' equity	$11,600,125	$8,692,797
Total liabilities and equity	$11,630,253	$8,795,053

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bitmine Immersion Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share and per share data)

	Three Months Ended May 31, 2026	Three Months Ended May 31, 2025	Nine Months Ended May 31, 2026	Nine Months Ended May 31, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue from staking and validation	$45,743	$-	$56,924	$—
Revenue from self-mining	624	813	845	2,814
Revenue from consulting	168	35	565	35
Revenue from leasing	—	1,075	1,536	1,075
Revenue from the sale of mining equipment	—	129	—	846
Total Revenue	46,535	2,052	59,870	4,770

Cost of Sales	5,726	1,742	8,177	4,393

Operating expenses:
General and administrative expenses	37,270	744	335,662	2,667
Unrealized loss (gain) from the digital assets holdings	15,404	34	9,038,538	(25)
Total operating expenses	52,674	778	9,374,200	2,642
Loss from operations	(11,865)	(468)	(9,322,507)	(2,265)
Other income (expense):
Change in fair value of warrant liability	16,488	—	264,121	—
Net loss on derivative contracts	(92,093)	—	(133,275)	—
Issuance costs related to warrant offering	—	—	(9,381)	—
Change in the fair value of equity method investment	(1,177)	—	(6,793)	—
Interest income (expense), net	5,300	(72)	9,917	(200)
Other income (expense)	(248)	(83)	(480)	(289)
Pre-tax loss	(83,595)	(623)	(9,198,398)	(2,754)
Income tax benefit	—	—	(92,295)	—
Net loss	(83,595)	(623)	(9,106,103)	(2,754)
Deemed dividend on Series A Preferred Stock	—	—	—	(2,961)
Net loss attributable to common stockholders	$(83,595)	$(623)	$(9,106,103)	$(5,715)
Less: Net loss attributable to non-controlling interest	(19)	—	(19)	—
Net loss attributable to controlling stockholders of Bitmine Immersion Technologies, Inc.	$(83,576)	$(623)	$(9,106,084)	$(5,715)
Basic loss per common share	$(0.15)	$(0.31)	$(20.51)	$(2.62)
Diluted loss per common share	$(0.15)	$(0.31)	$(20.51)	$(2.62)
Weighted-average number of common shares outstanding - Basic	551,788,656	2,006,202	443,947,604	2,185,206

Weighted-average number of common shares outstanding - diluted	551,788,656	2,006,202	443,947,604	2,185,206

Other comprehensive income, net of tax
Foreign currency translation adjustments	545	—	545	—
Other comprehensive income	545	—	545	—
Comprehensive loss	$(83,050)	$(623)	$(9,105,558)	$(5,715)
Less: Comprehensive loss attributable to the non-controlling interest	(8)	—	(8)	—
Comprehensive loss attributable to controlling stockholders of Bitmine Immersion Technologies, Inc.	$(83,042)	$(623)	$(9,105,550)	$(5,715)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bitmine Immersion Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, unaudited)

	Series A Preferred		Series B Preferred		Common Shares		Additional Paid-In Capital	Accumulated Earnings (deficit)	Accumulated other comprehensive income	Non- controlling interests	Stockholders' Equity
	Shares	Value	Shares	Value	Shares	Value
Balance, August 31, 2025	—	$—	—	$—	232,412,324	$23	$8,355,382	$337,392	$—	$—	$8,692,797
Issuance of common stock	—	—	—	—	167,652,074	17	7,664,363	—	—	—	7,664,380
Issuance of common stock to settle liabilities	—	—	—	—	43,250	—	1,887	—	—	—	1,887
Stock based compensation expense	—	—	—	—	10,000	—	677	—	—	—	677
Issuance of common stock and liability classified warrants	—	—	—	—	5,217,715	1	95,542	—	—	—	95,543
Exercise of warrants	—	—	—	—	63,460	—	343	—	—	—	343
Net loss	—	—	—	—	—	—	—	(5,204,095)	—	—	(5,204,095)
Balance, November 30, 2025	—	—	—	—	405,398,823	41	16,118,194	(4,866,703)	—	—	11,251,532
Issuance of common stock	—	—	—	—	87,940,590	8	2,404,526	—	—	—	2,404,534
Issuance of common stock to settle liabilities	—	—	—	—	1,750	—	52	—	—	—	52
Stock based compensation expense	—	—	—	—	469,546	—	24,429	—	—	—	24,429
Exercise of warrants	—	—	—	—	94,518	—	212	—	—	—	212
Cash dividends declared ($0.01 per share)	—	—	—	—	—	—	—	(4,258)	—	—	(4,258)
Net loss	—	—	—	—	—	—	—	(3,818,413)	—	—	(3,818,413)
Balance, February 28, 2026	—	—	—	—	493,905,227	49	18,547,413	(8,689,374)	—	—	9,858,087
Issuance of common stock	—	—	—	—	85,155,648	9	1,800,947	—	—	—	1,800,956
Issuance costs related to common stock offering	—	—	—	—	—	—	(469)	—	—	—	(469)
Stock based compensation expense	—	—	—	—	35,551	—	13,251	—	—	—	13,251
Exercise of warrants	—	—	—	—	54,461	—	293	—	—	—	293
Common shares issued for acquisition of Pier Two	—	—	—	—	501,545	—	10,500	—	—	—	10,500
Issuance of non-controlling interest	—	—	—	—	—	—	—	—	—	556	556
Cumulative translation adjustment	—	—	—	—	—	—	—	—	534	11	545
Net loss	—	—	—	—	—	—	—	(83,576)	—	(19)	(83,595)
Balance, May 31, 2026	—	$—	—	$—	579,652,432	$58	$20,371,935	$(8,772,950)	$534	$548	$11,600,125

	Series A Preferred		Series B Preferred		Common Shares		Additional Paid-In Capital	Accumulated Earnings (deficit)	Stockholders' Equity
	Shares	Value	Shares	Value	Shares	Value
Balance, August 31, 2024	453,966	$—	—	$—	2,495,630	$—	$12,310	$(8,224)	$4,086
Series A Preferred -for change of vesting terms	—	—	—	—	—	—	25	—	25
Series A - deemed dividend due to convert price reset	—	—	—	—	—	—	2,961	(2,961)	—
Conversion of common stock to Preferred B stock and purchase of Preferred B Stock	—	—	125	—	(575,000)	—	201	—	201
Stock based compensation for services	—	—	—	—	12,750	—	399	—	399
Stock based compensation for services	—	—	—	—	50,000	—	72	—	72
Net loss	—	—	—	—	—	—	—	(974)	(974)
Balance, November 30, 2024	453,966	$—	125	$—	1,983,380	$—	$15,968	$(12,159)	$3,809
Stock based compensation - services	—	—	—	—	—	—	65	—	65
Stock based compensation - services related parties	—	—	—	—	—	—	136	—	136
Net loss	—	—	—	—	—	—	—	(1,156)	(1,156)
Balance, February 28, 2025	453,966	$—	125	$—	1,983,380	$—	$16,169	$(13,315)	$2,854
Stock based compensation - services	—	—	—	—	8,500	—	114	—	114
Stock based compensation - services related parties	—	—	—	—	61,500	—	533	—	533
Repurchase of fractional shares in reverse split	—	—	—	—	(14)	—	—	—	—
Net loss	0	—	—	—	—	—	—	(623)	(623)
Balance, May 31, 2025	453,966	$—	125	$—	2,053,366	$—	$16,816	$(13,938)	$2,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bitmine Immersion Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended May 31, 2026		Nine Months Ended May 31, 2025
Cash flows from operating activities
Net loss	$(9,106,103)		$(2,754)
Adjustments to reconcile net loss to net cash used in operating activities
Unrealized loss / (gain) on digital assets held	9,038,538		(25)
Change in fair value of warrant liability	(264,121)		—
Net loss on derivative contracts	133,275		—
Deferred tax liability	(92,295)		—
Noncash revenue from mining and staking	(53,473)		—
Stock based compensation	38,357		1,319
Change in the fair value of equity method investment	6,766		—
Issuance costs related to warrant offering	9,381		—
Depreciation and amortization expense	631		539
Issuance of non-controlling interest cost	556		—
Other	999		(540)
Changes in operating assets and liabilities, net of acquisitions
Prepaid expenses	(4,019)		520
Accrued liabilities	2,399		2,109
Other current liabilities	2,343		—
Contract liabilities	(1,067)		(14)
Other assets	241		212
Net cash provided by (used in) operating activities	(287,592)		1,366

Cash flows from investing activities
Purchase of digital assets	(11,687,493)		—
Purchase of equity investments	(289,028)		—
Collateral paid on digital asset option contracts	(100,125)		—
Premium paid on option contracts	(124,584)	—	—
Premiums received on option contracts	103,938	—	—
Acquisition of Pier Two, net of cash acquired	(5,699)		—

Proceeds from sale of property and equipment	810		—
Purchase of property and equipment	(406)		(18)
Proceeds from sale of equity investments	148		—
Payment of contingent consideration	(7)		—
Net cash used in investing activities	(12,102,446)		(18)

Cash flows from financing activities:
Proceeds from ATM	11,869,870		—

Proceeds from issuance of common stock and warrants	365,240	—
Issuance cost related to equity and warrant offerings	(13,338)	—
Payment of dividends	(4,258)	—
Proceeds from exercise of warrants	848	—
Proceeds from Series A preferred stock	—	25
Proceeds from Series B preferred stock	—	200
Repayment of related party loan	—	(849)
Proceeds from related party loan	—	250
Net cash provided by (used in) financing activities	12,218,362	(374)

Net (decrease) increase in cash and cash equivalents	(171,676)	974
Effect of exchange rate changes on cash	(34)	—
Cash and cash equivalents at beginning of period	511,999	499
Cash and cash equivalents at end of period	$340,289	$1,473

Supplemental disclosure of non-cash investing and financing activity
Payment of liabilities in shares	(1,939)	—
Right of use assets in exchange for operating lease liabilities	(1,323)	—
Equity issuance for Pier Two acquisition	(10,500)	—
Earnout and deferred consideration for Pier Two acquisition	(11,275)	—
Issuance of noncontrolling interest	(556)	—
Working capital adjustment payable related to Pier Two acquisition	(138)	—
Special investment liability settlement of non-cash investment	(144)	—
Noncash digital asset investment from investment	103	—
Repayment of bitcoin loan in bitcoin, net	—	101
Purchase of equipment for loan payable	—	1,035
Deemed dividend on Series A Convertible Preferred Stock	—	2,961
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITMINE IMMERSION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except for shares and per share data)

NOTE 1 – NATURE OF THE BUSINESS

Bitmine Immersion Technologies, Inc. and its subsidiaries ("Bitmine" or the "Company") is a blockchain technology infrastructure company operating across institutional digital asset staking and validation services, bitcoin mining, and strategic digital asset management. The Company's primary operations focus on providing institutional-grade staking and validation infrastructure — through which it earns staking rewards and validation income — alongside bitcoin mining activities. Bitmine also holds digital assets strategically, generating yield on those holdings to support liquidity and capital formation. During 2025, the Company expanded its blockchain infrastructure capabilities, including the development and deployment of its institutional staking and validation platform. The Company's activities further include investments in early-stage blockchain opportunities ("moonshot" investments) and ancillary mining, hosting, and consulting services.

On March 24, 2026, the Company acquired all of the issued and outstanding shares of Pier Two Holdings Pty Ltd (“Pier Two”), an Australian blockchain infrastructure company, through MAVAN Holdings LLC (formerly Standard Validator LLC) ("MAVAN Holdings"), a consolidated subsidiary of the Company. Pier Two provides non-custodial staking infrastructure, validator operations, staking-as-a-service, and related technology services for Ethereum and other supported digital asset networks. The acquisition expands the Company’s operations into institutional staking infrastructure and validator services. See Note 3 – Acquisition for additional information.

In connection with the Company’s staking infrastructure strategy, the Company launched MAVAN, or Made in America Validator Network, its proprietary institutional-grade Ethereum staking platform. MAVAN is designed to provide staking infrastructure to institutional investors, custodians, and ecosystem participants, with a focus on security, performance, and resilience. Following the acquisition, Pier Two joined the MAVAN platform and began operating under the MAVAN brand. The Company expects the acquisition and the MAVAN platform to support its Ethereum treasury strategy and expand its ability to provide validator and staking infrastructure services.

The Company holds a 98% ownership interest in MAVAN Holdings. The remaining 2% ownership interest is held by Ethereum Tower LLC ("Eth Tower") and is presented as a noncontrolling interest in the accompanying condensed consolidated financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES

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

For purposes of clarity and ease of presentation, all dollar amounts in these financial statements have been rounded and are presented in thousands, except for share, per share data, and places noted otherwise. The totals presented may differ by a small amount due to rounding. These differences are considered immaterial and do not affect the overall financial position or results of operations.

Principles of Consolidation

The Interim Statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany account balances and transactions have been eliminated in the Interim Statements.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

The most significant estimates relate to the determination of fair value of derivative instruments linked to digital assets, fair value of the equity method investment, valuation of goodwill and intangible assets acquired in business combinations, calculation of stock-based compensation, recoverability of long-lived assets, income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Change in Reporting Cutoff Convention

Effective December 1, 2025, the first day of the Company's second quarter of fiscal year 2026, the Company changed its financial reporting cutoff convention from 12:00 a.m. Eastern Time ("ET") to 12:00 a.m. Coordinated Universal Time ("UTC"). The change was made in connection with the implementation of the Company's treasury sub-ledger and to better align the cutoff convention with industry practices. The Company applies the UTC reporting cutoff convention on an entity-wide basis; however, the substantive accounting impact is primarily limited to items measured using continuously traded market inputs, principally the Company's digital assets. The change has been applied prospectively and, accordingly, prior-period amounts have not been adjusted.
The Company determined that the change represents a change in financial reporting cutoff convention and that prospective application is appropriate. Accordingly, prior-period amounts have not been adjusted.
Had the Company continued to apply the ET reporting cutoff convention, the carrying value of the Company's digital assets as of February 28, 2026 would have been $225 million higher. As a result, the unrealized loss recognized on digital assets for the three and six months ended February 28, 2026 would have been $225 million lower, and basic and diluted loss per share would have been $0.50 and $0.58 lower, respectively. The accounting impact of the change on other balance sheet and income statement line items was not significant.

Reverse Stock Split

On May 15, 2025, the Company effected a 1-for-20 reverse stock split of its common stock (the “Reverse Stock Split”). No fractional shares were issued and shareholders received cash in lieu of fractional shares. All share and per-share amounts for all periods presented have been retrospectively adjusted to reflect the reverse stock split.

Reclassifications

During the current quarter, the Company revised the presentation of certain financial statement captions to provide a more streamlined and consolidated presentation. Prior-period amounts have been reclassified to conform to the current-period presentation, including the aggregation of certain captions within the condensed consolidated financial statements. These reclassifications had no effect on previously reported total assets, liabilities, stockholders' equity, net loss, or cash flows.

Revision of Previously Reported Share Information

The number of common shares outstanding as of August 31, 2025 and November 30, 2025 has been revised from 234,712,324 shares to 232,412,324 shares and 408,578,823 shares to 405,398,823 shares, respectively. The revision was required because the Company previously included shares based on trade date instead of settlement date. This revision is not a correction of a material error requiring prior-period restatement. The revision has no effect on the basic or diluted earnings per share for the periods impacted, and does not affect consolidated results of operations, shareholders’ equity, or cash flows.

 Revenue Recognition

Revenue from staking and validation service

Prior to the acquisition of Pier Two and the launch of MAVAN, the Company generated staking revenue by operating validator nodes for its own account and staking its own ether (“ETH”) on the Ethereum blockchain. In its role as a validator, the Company was the principal in these arrangements and earned the full amount of staking rewards generated by the blockchain protocol in connection with its validation activities. These activities were performed using third-party infrastructure providers acting at the Company’s direction and instruction.

Following the acquisition of Pier Two and the launch of MAVAN, the Company expanded its operating model while maintaining its role as the principal node operator. Through this acquisition, the Company broadened its blockchain node operations beyond Ethereum.

The Company recognizes revenue from blockchain validation services in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), by applying the five-step model, including identifying the contract, identifying the performance obligation, determining the transaction price, allocating the transaction price to the performance obligation, and determining when to recognize revenue.

The Company earns staking rewards in the form of digital assets for performing validation services on blockchain networks. A contract with enforceable rights and obligations is deemed to exist when the Company commences validation activities on a blockchain network, which is considered the customer by analogy. The contract term corresponds to the duration of each staking epoch, which varies by blockchain protocol. The Company satisfies its single performance obligation as it successfully validates blocks or transactions, and accordingly staking rewards are recognized as revenue at a point in time as each validation event occurs.

The digital assets earned represent non-cash consideration and are measured at contract inception. As the principal node operator, the Company recognizes the full amount of staking rewards generated by the blockchain protocol as revenue, with any amounts distributed, delegators or other network participants recognized as cost of sales.

Contract Liabilities

The Company’s contract liabilities represent advance payments from customers relating to consulting and leasing activities. As of May 31, 2026 and August 31, 2025, the Company’s contract liability balance amounted to $0 and $1,067, respectively. The entire balance as of August 31, 2025 was recognized as revenue during the nine-month period ended May 31, 2026. The changes to contract liabilities at May 31, 2026 are as follows:

Nine Months Ended May 31, 2026
Beginning contract balances	$1,067
Revenue recognized from contract liabilities	(2,102)
Advance consideration received during the period	1,035
Ending contract liabilities	$—

Business Combinations

The Company applies the provisions of ASC 805, Business Combinations, in accounting for its acquisitions. The assets acquired and liabilities assumed are recognized at their acquisition date fair values, and goodwill is measured as the excess of consideration transferred over the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which shall not exceed one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Company’s consolidated statements of operations and comprehensive loss.
The Company uses all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and assumed liabilities and valuation techniques such as discounted cash flows. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as the useful lives of the assets acquired, can materially impact the Company’s financial condition or results of operations. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

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

Operating lease liabilities are initially and subsequently measured at the present value of unpaid lease payments, discounted at the discount rate of the lease. Operating lease ROU assets are initially measured as the sum of the initial lease liability, any initial direct costs incurred, and any prepaid lease payments, less any lease incentives received. The ROU asset is amortized over the term of the lease. The amortization of operating lease ROU assets is included in “Non-cash lease expense” within the operating activities section of the condensed consolidated statements of cash flows. A single lease expense is recorded within operating expenses in the condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term. Variable lease payments that are not included in the measurement of the lease liability are recognized in the period when the obligations for those payments are incurred.

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

The Company accounts for its ETH-referenced option contracts as derivative instruments and recognizes them on the condensed consolidated balance sheets as assets or liabilities at fair value, with subsequent changes in fair value recognized in earnings. Premiums paid or received at contract inception are included in the initial fair value of the derivative instrument. If an option contract is exercised, the related derivative asset or liability is derecognized upon settlement. If an option contract expires unexercised, the related derivative asset or liability is derecognized upon expiration. Gains and losses related to ETH option contracts, including fair value remeasurement and settlements, are recorded within other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

The fair value of ETH option contracts is determined using observable market inputs where available, including quoted prices for similar instruments, ETH spot prices, implied volatility, time to expiration, and counterparty credit considerations. These inputs are classified within Level 2 of the fair value hierarchy.

The Company may be required to post cash collateral with counterparties in connection with its ETH option contracts. Cash collateral posted is accounted for separately from the related derivative instrument and is not offset against derivative assets or liabilities, regardless of the existence of a master netting arrangement. Cash collateral posted is presented separately on the condensed consolidated balance sheets and classified based on its expected release date. Cash flows associated with derivative instruments, including settlements and option premiums paid or received, are classified as investing activities in the condensed consolidated statements of cash flows. Cash collateral paid is classified as an investing activity, and cash collateral received is classified as a financing activity.
As of May 31, 2026, the Company's outstanding ETH option contracts were not designated as hedging instruments. The fair value of the Company's derivative instruments were as following:

Derivative instrument	Balance sheet location	May 31, 2026
ETH option contracts	Other current liabilities	$1,804

Equity Security Investment

The Company accounts for its equity security investment for which it does not have significant influence under ASC 321. For investments that do not have a readily determinable fair value, the Company has elected the measurement alternative to account for the investment. Such investments are recorded at cost and subsequently measured at cost, less impairment, and adjusted for changes in the fair value of the investment for any observable transactions in orderly markets for identical or similar investments; adjustments are recognized in earnings in the period of the change. The Company evaluates these investments for impairment when indicators exist and records an impairment loss if the carrying amount is not recoverable. Dividends are recognized in earnings when the Company’s right to receive payment is established, and gains or losses on disposals are recognized in earnings when realized.

For equity investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but does not control the investee, the investment qualifies for the equity method of accounting under ASC 323, Investments—Equity Method and Joint Ventures. The ability to exercise significant influence is presumed to exist when the Company holds 20% or more of the investee’s voting common stock, and is also evaluated based on qualitative indicators, including representation on the investee’s board of directors, participation in policy-making processes, material intra-entity transactions, interchange of managerial personnel, and the extent of the Company’s ownership relative to the concentration of other shareholdings. Under the equity method, the investment is initially recorded at cost and subsequently adjusted for the Company’s share of the investee’s net earnings or losses, which are recognized in earnings, and reduced by distributions received. The carrying value of the investment is also adjusted for the Company’s share of changes in the investee’s other comprehensive income or loss. The Company evaluates equity method investments for impairment whenever indicators of impairment are present.

For an investment that qualifies for the equity method, the Company has elected the fair value option under ASC 825-10, Financial Instruments. The fair value option is elected on an instrument-by-instrument basis. The fair value option may be elected on the date the investment first becomes subject to the equity method of accounting and, once elected, is irrevocable. When the fair value option is elected, the Company measures its entire equity interest in the investee — including any additional interests subsequently acquired — at fair value in accordance with ASC 820, Fair Value Measurement, rather than under the equity method. The investment is remeasured to fair value at each reporting date, with changes in fair value (unrealized gains and losses) recognized in earnings in the period of change. Upfront costs and fees related to an item for which the fair value option is elected are recognized in earnings as incurred. Dividends are recognized in earnings when the Company’s right to receive payment is established, and realized gains and losses on disposal are recognized in earnings when realized.
Intangible Assets, net

Intangible assets are initially recorded at their estimated fair values as of the acquisition date and are amortized on a straight-line basis over their estimated useful lives. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually and more frequently if events or changes in circumstances indicate that impairment may exist. The Company may perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If necessary, the Company performs a quantitative impairment test and recognizes an impairment loss for the amount by which the carrying amount of the reporting unit exceeds its fair value, limited to the amount of goodwill allocated to the reporting unit.

Recent Accounting Pronouncements

The Company has not adopted any new accounting pronouncements since the audited consolidated financial statements for the year ended August 31, 2025. See the 2025 Annual Report for information pertaining to the effects of recently adopted and other recent accounting pronouncements.

New Accounting Standards and Accounting Standards Not Yet Adopted

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. generally accepted accounting principles. Per the FASB, the amendment is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improves navigability of the existing interim reporting requirements. The update will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. We are assessing the effect of this update on our Interim Statements and related disclosures.

In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2025-01 amends the effective date of ASU No. 2024-03 to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31, referred to as non-calendar year end entities. All public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The amendments should be applied prospectively with retrospective applications also permitted. Additionally, in December 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The update improves financial reporting by requiring that public business entities disclose additional information about certain costs and expenses categories: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization in the notes to financial statements at interim and annual reporting periods. This update is effective for fiscal years beginning after December 15, 2026, and early adoption is permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures, however, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations, or cash flows.

NOTE 3 – ACQUISITION

On March 24, 2026 (the “Acquisition Date”), the Company acquired 100% of the issued and outstanding equity interests of Pier Two pursuant to a Share Purchase Agreement. Immediately prior to closing, all outstanding options to purchase Pier Two ordinary shares were accelerated and exercised.

The estimated total consideration transferred was $27.8 million and consisted of (i) cash consideration of $6.0 million, subject to post-closing adjustment, (ii) 501,545 shares of the Company's common stock with an Acquisition Date fair value of $10.5 million, subject to a six-month lock-up with monthly releases thereafter, (iii) deferred consideration with an estimated fair value of $9.5 million, payable in twelve equal quarterly installments over 36 months, with 75% payable in cash and 25% payable in shares of the Company’s common stock, and (iv) contingent earnout consideration with an estimated fair value of $1.8 million, payable in shares of the Company’s common stock upon achievement of specified annual recurring revenue targets during the twelve months following the Acquisition Date. The fair value of the common stock consideration was determined based on the quoted market price of the Company's common stock on the Acquisition Sate. The undiscounted amount payable under the contingent earnout arrangement ranges from $0 to $11.8 million.

The acquisition is accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company has preliminarily allocated the consideration transferred to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition Date, with excess recorded as goodwill. Goodwill of $14.7 million primarily represents expected synergies from integrating Pier Two's staking platform and validator operations with the Company's digital asset treasury and staking operations, including operational efficiencies, expanded staking capabilities, future growth opportunities, and the value of the assembled workforce that does not qualify for separate recognition as an identifiable intangible asset. None of the goodwill recognized in connection with the acquisition is expected to be deductible for income tax purposes.

As of May 31, 2026, the purchase price allocation remains preliminary as the Company continues to evaluate the fair value of identifiable intangible assets, certain assets acquired and liabilities assumed, and contingent consideration. During the measurement period, provisional amounts may be adjusted to reflect new information about facts and circumstances that existed as of the Acquisition Date, with a corresponding adjustment to goodwill. The preliminary purchase price allocation, including identifiable intangible assets consisting primarily of developed technology, customer relationships, and other intangible assets, is presented below.

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$166
Other current assets	560
Investments	3,039
Digital assets	1,981
Other assets	339
Intangibles - Technology	4,675
Intangibles - Customer relationships	6,225
Intangibles - Trade name	300
Goodwill	14,720
Other current liabilities	(701)
Deferred liability	(535)
Specified investments liability	(2,954)
Total net assets acquired	$27,815

The Company incurred acquisition‑related costs of $381 and $438 for the three and nine months ended May 31, 2026, respectively, consisting primarily of legal, advisory, and due diligence fees. These costs are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The acquisition also resulted in the recognition of a noncontrolling interest of $556 as of the Acquisition Date.
Since the Acquisition Date, Pier Two contributed revenue of $3,557 and net loss of $1,169, which are included in the Company's condensed consolidated statements of operations and comprehensive loss for the three and nine months ended May 31, 2026.

The following unaudited pro forma information presents the combined results of operations as if the acquisition had occurred at the beginning of comparable prior annual period, after giving effect to certain adjustments. The pro forma results are not necessarily indicative of what would have occurred had the acquisition been completed on that date, nor are they indicative of future results.

	Three Months Ended May 31, 2026	Three Months Ended May 31, 2025
Revenue	$49,436	$4,975

Net loss	$(82,213)	$(480)

	Nine Months Ended May 31, 2026	Nine Months Ended May 31, 2025
Revenue	$75,644	$13,538

Net loss	$(9,101,574)	$(2,324)

NOTE 4 – DIGITAL ASSETS

The following table sets forth the units held, cost basis, and fair value of bitcoin (“BTC”), ETH, and other digital assets held, as shown on the balance sheet as of May 31, 2026:

	Units	Cost Basis	Fair Value
Bitcoin	203	$22,223	$14,948
Ether	5,416,945	19,052,159	10,855,537
Other digital assets	282,901	—	1,449
TOTAL	5,700,049	$19,074,382	$10,871,934

The following table presents a reconciliation of digital assets held as of May 31, 2026:

	Bitcoin		Ethereum		Other digital assets
	Balance	Quantity	Balance	Quantity	Balance	Quantity	Total
Fair value, beginning balance - August 31, 2025	$20,920	192	$8,260,610	1,874,927	$—	—	$8,281,530
Revenue received from mining and staking	845	11	53,387	23,582	—	—	54,232
Purchases	350	3	11,573,152	3,518,278	1,471	481,739	11,574,973
Additions from acquisition	—	—	514	242	818	5,265,611	1,332
Sales	—	—	(241)	(84)	(840)	(5,464,449)	(1,081)
Cryptocurrency used to pay expenses	(319)	(3)	(195)	—	—	—	(514)
Change in the fair market value	(6,848)	—	(9,031,690)	—	—	—	(9,038,538)
Fair value, ending balance - May 31, 2026	$14,948	203	$10,855,537	5,416,945	$1,449	282,901	$10,871,934

Cost basis is equal to the cost of the digital asset, net of any transaction fees, if any, at the time of purchase or upon receipt.

NOTE 5 – ACCRUED LIABILITIES

As of May 31, 2026 and August 31, 2025, accrued liabilities are composed of the following:

	May 31, 2026	August 31, 2025
Accrued professional services fees	$1,646	$1,492
Accrued digital asset management fees	6,709	3,420
Accrued equity management fees	250	1,382
Accrued officer compensation	379	1,734
Accrued software	277	—
Accrued other	969	866
Total	$10,230	$8,894

NOTE 6 – INVESTMENTS

Investment in Beast Industries

During the second financial quarter of 2026, the Company completed a strategic minority investment in Beast Industries Co. (“Beast Industries”), a privately held Delaware corporation. On January 15, 2026, the Company acquired 3,974,167 shares of Series C preferred stock of Beast Industries at a purchase price of $40.26 per share, for total cash consideration of $160,000, pursuant to a Series C Preferred Stock Purchase Agreement. In addition, on the same date, the Company acquired 709,672 shares of common stock in a secondary transaction from an existing shareholder for cash consideration of $20,000. The common shares acquired were originally issued as Class B common stock and automatically converted into Class A common stock upon transfer to the Company in accordance with Beast Industries’ certificate of incorporation. Collectively, these transactions resulted in total cash consideration of $180,000. As part of the investment, the Company also capitalized $6,024 of transaction costs directly related to the transaction. In connection with the Series C investment, the Company also entered into a side letter agreement pursuant to which Beast Industries has the right, exercisable for a limited period, to notify the Company of its election to sell up to $20,000 of additional preferred equity to the Company at the Series D preferred stock price, with the same rights, preferences, and priorities as the Series C preferred stock. Upon receipt of such notice, the Company has a 30-day period to elect to purchase the additional preferred equity. As of May 31, 2026, Beast Industries has not exercised its notification right, and the Company has not purchased any additional preferred equity under the agreement.

At the time of the transaction, the Company owned 4% of the equity interest in Beast Industries, which is not a majority equity interest or otherwise control of Beast Industries. Further, the Company does not have the ability to exercise significant influence over Beast Industries’ operating or financial policies. The Series C preferred stock and Class A common stock represent equity securities within the scope of ASC 321, Investments - Equity Securities. Because the securities are not publicly traded and do not have a readily determinable fair value, the Company has elected the measurement alternative under ASC 321.

As of May 31, 2026, the investment in Beast was $186,024 and recorded as an asset within “equity investment measured at cost” in the condensed consolidated balance sheet. There was no impairment recorded for the nine months ended May 31, 2026.

Investment in Eightco

On September 8, 2025, the Company entered into a Securities Purchase Agreement as part of a private investment in public equity transaction led by Eightco Holdings Inc. (“Eightco”). Pursuant to the agreement, Bitmine invested $20,000 in Eightco through the purchase of Eightco common stock at a purchase price of $1.46 per share. The transaction closed on September 9, 2025.

At the time of the transaction, the Company owned 7% of the equity interest in Eightco, which is not a majority equity interest or otherwise control of Eightco. The Company accounted for its ownership interest in Eightco as an equity security with a readily determinable fair value in accordance with ASC 321. Under this method, the investment is recorded at fair value with changes in fair value recognized in earnings.

On March 11, 2026, the Company entered into an Investment Commitment Letter pursuant to which it committed to purchase additional shares of Eightco common stock for an aggregate purchase price of not less than $75,000 through Eightco’s at-the-market equity program. On March 12, 2026, the Company acquired 86,956,513 additional shares of Eightco common stock in open-market transactions at a volume-weighted average price of $0.92 per share, for aggregate consideration of $80,000, which settled on March 13, 2026. In connection with the additional investment, Thomas Lee, the Company’s Executive Chairman, was appointed to Eightco’s Board of Directors effective March 10, 2026.

Following the additional investment, the Company beneficially owns 100,655,143 shares of Eightco common stock, representing 31.94% of Eightco’s 315,141,681 shares of common stock outstanding as of March 16, 2026.

Because the Company’s ownership interest exceeds the 20% presumption threshold and the Company is represented on Eightco’s Board of Directors, the Company concluded that it has the ability to exercise significant influence over Eightco. Accordingly, the investment in Eightco qualifies for the equity method of accounting under ASC 323. As a result, Eightco is considered a related party of the Company. Other than the Company’s investment in Eightco and its recognition of equity method earnings or losses, the Company had no related-party transactions with Eightco during the period.

The Company elected the fair value option under ASC 825 to account for the investment in Eightco. As of May 31, 2026, the closing trading price of Eightco common stock was $0.93 per share, and the fair value of the Company’s investment in Eightco was $93,207. For the three and nine months ended May 31, 2026, the Company recorded a change in the fair value of equity method investment of $(1,177) and $(6,793), respectively, on its investment in Eightco within other income (expense) in its condensed consolidated statements of operations and comprehensive loss.

NOTE 7 – LEASES
The Company commenced leasing an office in Norwalk, Connecticut, effective as of February 18, 2026, which serves as its corporate headquarters. Office space represents the Company’s only material class of underlying assets under operating leases, and the Company has no finance leases. The Company recorded operating lease costs within "Cost of sales" for the three and nine months ended May 31, 2026 of $40 and $46, respectively. The Company’s operating right-of-use assets and lease liabilities are as follows:

	May 31, 2026	August 31, 2025
Operating lease right-of-use assets	$1,323	$—
Accumulated amortization on operating right-of-use assets	(29)	—
Operating lease right-of-use assets, net	$1,294	$—

	May 31, 2026	August 31, 2025
Operating lease liabilities, current portion	$104	$—
Operating lease liabilities, non-current portion	1,216	—
Total operating lease liabilities	$1,320	$—

The current portion of the Company’s operating lease liabilities are recorded within “Other current liabilities” on the condensed consolidated balance sheet. The weighted average lease term and discount rate as of May 31, 2026 and August 31, 2025 are as follows:

	May 31, 2026	August 31, 2025
Weighted-average remaining lease term:
Operating leases	9.92 years	0
Weighted-average discount rate:
Operating leases	4.35%	—%
The following table presents other lease details for the nine months ended May 31, 2026 and 2025:

	May 31, 2026	May 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$19	$—

Right-of-use assets obtained in exchange for new lease obligations
Operating leases	$1,323	$—
The following table presents the maturities of the Company’s operating lease liabilities as of May 31, 2026:

Years Ended August 31,	May 31, 2026
2026	$40
2027	159
2028	161
2029	163
2030	164
Thereafter	937
Total lease payments	1,624
Less: amounts representing interest	(304)
Total present value of lease liabilities	$1,320

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

On January 15, 2026, the Company’s stockholders approved an amendment to increase the total number of shares of common stock the Company is authorized to issue from 500,000,000 shares to 50,000,000,000 shares.

On July 9, 2025, the Company entered into a Controlled Equity Offering Sales Agreement with each of Cantor Fitzgerald & Co. and ThinkEquity LLC, pursuant to which the Company, from time to time, at its option may offer and sell shares of its common stock (the “ATM Offering”). For further information regarding the ATM Offering, refer to “Note 9. Stockholders’ Equity” of the 2025 Annual Report. During the nine months ended May 31, 2026, the Company sold 340,748,312 shares of common stock pursuant to the ATM Offering and received cash proceeds of $11,869,401 net of the issuance cost of $469.

During the nine months ended May 31, 2026, the Company paid cash dividends totaling $4,258 ($0.01 per share) to holders of common stock. No dividends were paid in the three months ended May 31, 2026. These dividends were recorded as a reduction to accumulated deficit.

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

At May 31, 2026, the fair value of the warrant liability was $2,087. The fair value was determined using the Black-Scholes option pricing model, with the following key inputs:

Stock Price	$0.02
Exercise Price	$0.09
Expected Term (in years)	0.81
Risk-Free Interest Rate	3.75%
Expected Volatility	80%
Expected Dividend Yield	0%

For the three and nine months ended May 31, 2026, the Company recognized a gain of $16,488 and $264,121, respectively related to changes in the fair value of the warrant liability. During the nine months ended May 31, 2026, no liability classified warrants were exercised and all remained outstanding as of May 31, 2026. There were no liability classified warrants held as of August 31, 2025.

Series A and B Convertible Preferred Stock

The Company is authorized to issue 500,000 shares of Series A Convertible Preferred Stock and 3,000 shares of Series B Convertible Preferred Stock. The Series A Convertible Preferred Stock carries a liquidation preference of $10 per share, plus any declared but unpaid dividends, while the Series B Convertible Preferred Stock carries a liquidation preference of $1,000 per share, plus any declared but unpaid dividends.

In the event of liquidation, the Series A Preferred Stock ranks senior to both the Series B Preferred Stock and common stock, while the Series B Preferred Stock ranks senior to the common stock. Both Series A and Series B Preferred Stock are convertible into common stock at the option of the holder.

All outstanding shares of Series A and Series B Convertible Preferred Stock were converted into common stock during the year ended August 31, 2025. No preferred shares were outstanding as of May 31, 2026.

Preferred Stock

On January 15, 2026, the Company’s stockholders approved an amendment to authorize the issuance of 20,000,000 shares of preferred stock. As of May 31, 2026, no shares of preferred stock have been issued.

Non-Controlling Interests

Non-controlling interests represent Ethereum Tower LLC's 2.0% ownership in MAVAN Holdings. The ownership interest was granted in connection with the Management Services Agreement entered into as part of the Pier Two acquisition. The non-controlling interest is presented as a separate component of stockholders' equity in the accompanying condensed consolidated balance sheets.

Net income attributable to the non-controlling interest is allocated based on the ownership percentage and is reflected separately in the condensed consolidated statements of operations and comprehensive loss.

NOTE 9 STOCK-BASED COMPENSATION

Restricted Stock Awards (“RSAs”)

All RSAs were vested as of August 31, 2025 and the Company did not issue any additional RSAs for the nine months ended May 31, 2026.

During the three and nine months ended May 31, 2025, the Company recognized compensation expenses of $65,234 and $276,912 for RSAs, respectively. The Company did not recognize any compensation expenses for RSAs for the three and nine months ended May 31, 2026.

Restricted Stock Units (“RSUs”)

The Company’s RSUs include awards with service, performance, and market conditions. Some of the RSUs were fully vested upon issuance while other service based RSUs have a vesting period of one year. Some of the RSUs issued to one executive have performance conditions linked to the percentage of ETH holdings or market conditions related to market cap or target stock price.

The following table summarizes the Company’s time-based RSU stock activities for the periods indicated:

	RSUs (Time-based)	Weighted Average Grant Date Fair Value
Unvested shares at August 31, 2025	—	$—
Granted	1,867,614	28.03
Vested	(742,521)	28.12
Forfeited	(27,747)	43.62
Unvested shares at May 31, 2026	1,097,346	$27.58

The following table summarizes the Company’s performance-based RSU stock activities for the periods indicated:

	RSUs (Performance-based)	Weighted Average Grant Date Fair Value
Unvested shares at August 31, 2025	—	$—
Granted	4,500,000	25.39
Vested	—	—
Forfeited	—	—
Unvested shares at May 31, 2026	4,500,000	$25.39

Stock Options

Stock options have service conditions with a vesting period of one year.

The following table summarizes the Company’s Options activities for the periods indicated:

	Options	Weighted Average Exercise Price	Average Remaining Contract Term (in Years)	Aggregate Intrinsic Value
Outstanding - August 31, 2025	—	$—	0	$—
Granted	359,124	21.10	0	—
Vested	—	—	0	—
Forfeited	—	—	0	—
Outstanding - May 31, 2026	359,124	$21.10	9.8	$—

Share-based compensation expense is recorded in “General and administrative expenses” in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended May 31, 2026, the Company recognized compensation expenses of $12,201 and $36,689, respectively, for RSUs. During both the three and nine months ended May 31, 2026, the Company recognized compensation expenses of $1,046 and $1,162, respectively, for Options. Additionally, the Company recognized compensation expenses of $506 for fully vested common shares issued to a director of the Board in Q1 2026.
For the three and nine months ended May 31, 2025, the Company recognized share-based compensation expenses of $648 and $1,319, respectively.

As of May 31, 2026, unrecognized compensation expenses for time-based RSUs is $25,185, which is expected to be amortized over an average of 1.58 years; unrecognized compensation expenses for performance-based RSUs is $103,776, which is expected to be amortized over an average of 4.05 years; unrecognized compensation expenses for stock options is $4,857, which is expected to be amortized over an average of 0.81 years.

Equity Classified Warrants

In June 2025, the Company issued three warrant offerings (Placement Agent Warrants, Strategic Advisor Warrants, and Representative Warrants). Each warrant offering was designated as equity classified share-based compensation in accordance with ASC 718.

During the nine months ended May 31, 2026, 0 representative warrants were exercised for a cashless exercise, and 54,263 strategic warrants were exercised at a price of $5.40 per share. As of May 31, 2026 and August 31, 2025, 2,872,929 and 3,107,114 of the warrants were outstanding, respectively. No share-based compensation expense was recorded for these warrants during the three and nine months ended May 31, 2026 and 2025.

NOTE 10 - GOODWILL AND INTANGIBLE ASSETS

The following table presents the changes in goodwill during the nine months ended May 31, 2026.

Total
Net balance at September 1, 2025	$—
Acquisition during the period	14,720
Foreign currency exchange rate effect	286
Net balance at May 31, 2026	$15,006

No impairment of goodwill was recorded during the nine months ended May 31, 2026 and 2025.
Intangible assets, net as of May 31, 2026 and August 31, 2025 consist of the following:

Asset	Estimated useful life (Years)	May 31, 2026	August 31, 2025
Technology	6	$4,675	$—
Relationships	10	6,225	—
Trade name	1	300	—
Foreign currency translation adjustment		229	—
Gross carrying amount of intangible assets		11,429	—
Accumulated amortization		(319)	—
Intangible assets, net		$11,110	$—
The estimated future amortization expense for each of the next five years for all identifiable intangible assets is as follows:

May 31, 2026
2026	$438
2027	1,602
2028	1,430
2029	1,430
2030	1,430
Thereafter	4,780
$11,110
Amortization expense was $319 for the three and nine months ended May 31, 2026.

NOTE 11– INCOME TAXES

The Company accounts for income taxes in interim periods using the estimated annual effective tax rate method. Under this method, the Company estimates its annual effective tax rate for the full fiscal year and applies that rate to its year-to-date pre-tax income or loss and adjusts the provision for (or benefit from) income taxes for discrete items recorded in the period.

The Company's effective tax rate ("ETR") for the nine months ended May 31, 2026 and 2025 was (1)% and 0%, respectively. The ETR of (1)% for the nine months ended May 31, 2026 was lower than the US statutory rate of 21%, primarily due to the application of a valuation allowance against the Company’s deferred tax assets. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Management determined that there is not sufficient positive evidence to conclude that it is more likely than not that the Company's net deferred tax asset will be fully realized. Therefore, the Company recognized a full valuation allowance as a discrete item for the first three months ended November 30, 2025. The Company recognized an additional full valuation allowance as a discrete item for the subsequent three months ended February 28, 2026. The Company will continue to regularly assess the realizability of deferred tax assets.

NOTE 12 – LOSS PER COMMON SHARE

The following table sets forth the components used in the computation of basic and diluted loss per share for the three months ended May 31, 2026 and 2025:

(In thousands, except share and per share data)	Three Months Ended May 31, 2026	Three Months Ended May 31, 2025
Basic loss per share:
Numerator:
Net loss	$(83,595)	$(623)
Net loss available to common stockholders - basic	$(83,576)	$(623)

Denominator:
Weighted average common shares outstanding - basic	551,788,656	2,006,202
Basic loss per common share	$(0.15)	$(0.31)

Diluted loss per share:
Numerator:
Net loss available to common stockholders - diluted	$(83,576)	$(623)
Denominator:
Weighted average common shares outstanding - basic	551,788,656	2,006,202
Add: dilutive securities	0	0
Warrants	0	0
RSAs	0	0
Weighted average common shares outstanding - diluted	551,788,656	2,006,202
Diluted loss per common share	$(0.15)	$(0.31)

The following table sets forth the components used in the computation of basic and diluted loss per share for the nine months ended May 31, 2026 and 2025:

(In thousands, except share and per share data)	Nine Months Ended May 31, 2026	Nine Months Ended May 31, 2025
Basic loss per share:
Numerator:
Net loss	$(9,106,103)	$(2,754)
Net loss available to common stockholders - basic	$(9,106,084)	$(5,715)

Denominator:
Weighted average common shares outstanding - basic	443,947,604	2,185,206
Basic loss per common share	$(20.51)	$(2.62)

Diluted loss per share:
Numerator:
Net loss available to common stockholders - diluted	$(9,106,084)	$(5,715)
Denominator:
Weighted average common shares outstanding - basic	443,947,604	2,185,206
Add: dilutive securities	0	0
Warrants	0	0
RSAs	0	0
Weighted average common shares outstanding - diluted	443,947,604	2,185,206
Diluted loss per common share	$(20.51)	$(2.62)

The following table summarizes the securities that were not included in the computation of diluted income per common share because their effect is anti-dilutive:

	Outstanding as of	Outstanding as of
	May 31, 2026	May 31, 2025
C-3 Warrants(1)	1,280	1,280
Strategic Advisor Warrants(1)	2,820,774	0
Representative Warrants(1)	50,875	0
CVI Warrants(2)	10,435,430	0
Options(1) & (2)	359,124	0
Performance-based RSUs(3)	4,500,000	0
RSAs (1)	0	135,360

(1) 302,124 Options, RSAs ,Strategic and Representative Warrants were excluded due to a net loss position during the reporting periods
(2) C-3 Warrants, CVI Warrants and 57,000 Options were out-of-money during the three and nine months ended May 31, 2026
(3) The performance-based RSUs have certain stock price, market cap and other market/performance conditions which were not met as of May 31, 2026.

NOTE 13 – SEGMENT REPORTING

In accordance with ASC 280-10, Segment Reporting, management has determined that the Company operates as one reportable segment. This conclusion reflects the manner in which the Chief Executive Officer, who serves as the Company’s Chief Operating Decision Maker (“CODM”), reviews financial performance and allocates resources, particularly focusing on Operating Income in their assessment of performance. The CODM regularly reviews condensed financial results in their entirety rather than discrete financial information by line of business, geography, or asset type. Accordingly, management concluded that the Company’s operations represent a single reportable segment. Given that the Company has identified one reportable segment, the segment results correspond directly to the Interim Statements.
The CODM reviews segment performance primarily based on consolidated operating income and does not regularly receive or review disaggregated expense information for purposes of assessing performance or allocating resources. Accordingly, no additional segment expense disclosures are required.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Commitments

During the fiscal year ended August 31, 2025, the Company entered into a Consulting Agreement with Eth Tower, a third-party service provider, to provide consulting, asset management, custody, and staking services. The Consulting Agreement has a term of ten years and may be renewed.

Under the terms of the Consulting Agreement, the Company is obligated to pay the third-party service provider a consulting fee calculated as follows:

•1.00% per annum on digital assets managed up to $1,000,000;
•0.50% per annum on digital assets managed from $1,000,000 to $5,000,000; and
•0.25% per annum on digital assets managed above $5,000,000.

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

During the three and nine months ended May 31, 2026, the Company recorded $12,759 and $37,468, respectively, in expenses related to the consulting agreement with the third-party service provider.
In connection with the acquisition of Pier Two, the Company entered into a Management Services Agreement with Eth Tower pursuant to which Eth Tower provides management and operational services to MAVAN Holdings. The agreement has an initial term of ten years and provides for compensation consisting of a 2.0% membership interest in MAVAN Holdings and revenue-based fees related to certain staking activities. The agreement may be terminated under specified circumstances. If terminated by the Company prior to the expiration of the term, Eth Tower may be entitled to continue receiving certain revenue participation payments or elect a lump-sum termination payment. No expense was recognized under the agreement during the three and nine months ended May 31, 2026, and no amounts were accrued or payable as of May 31, 2026.

Contingencies

From time to time, the Company is subject to legal proceedings that arise in the ordinary course of business. While any legal proceeding or claim has an element of uncertainty, the Company believes the outcome of each lawsuit, claim or legal proceeding that is pending or threatened, or all of them combined, will not have a material adverse effect on the Company’s condensed financial position or results of operations. It is possible, however, that future results of operations could be materially and adversely affected by any new developments relating to the legal proceedings and claims. As of May 31, 2026, and August 31, 2025, zero legal matters were considered probable and reasonably estimable.

NOTE 15 – SUBSEQUENT EVENTS

On June 4, 2026, the Company entered into an underwriting agreement with Moelis & Company, LLC and Cantor Fitzgerald & Co. in connection with an underwritten offering of 3,500,000 shares of the Company’s 9.50% Series A Perpetual Preferred Stock (the "Series A Preferred Stock"), par value $0.0001 per share, at a public offering price of $80.00 per share. Net proceeds from the offering were $273.8 million after deducting underwriting discounts and offering expenses. The Series A Preferred Stock is listed on the New York Stock Exchange under the symbol “BMNP".

The Company declared cash dividends on Series A Preferred Stock of $0.32 per share and $0.11 per share on June 12, 2026 and June 30, 2026, respectively. The dividends were paid on June 22, 2026 and July 10, 2026, respectively.

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

In June and July 2025, we strengthened our liquidity through an underwritten public offering of common stock, private placements, and the establishment of our at-the-market program permitting sales of up to $24.5 billion of our common stock from time to time (the “ATM Program”). We also uplisted our common stock to the NYSE American in June 2025 and subsequently to the New York Stock Exchange on April 9, 2026.

Subsequent to May 31, 2026, we completed an underwritten public offering of our Series A Preferred Stock, generating net proceeds of $273.8 million. The offering further enhanced our liquidity and capital resources, and supports our digital asset treasury strategy, strategic investments and other general corporate purposes.

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

Key Performance Drivers

Key performance drivers include ETH market conditions and staking economics; client demand for advisory services; and access to capital under our shelf and ATM Program. We focus on treasury security and liquidity, sizing of staking or staking adjacent activities, and maintaining flexibility to rebalance positions as risk/return or regulatory contexts evolve. Given our pivot to an asset light, ETH focused model, energy use metrics from prior mining operations are no longer decision useful and have been excluded from MD&A.

Results of Operations

Comparison of Results of Operations for the Three Months Ended May 31, 2026 and 2025.

	Three Months Ended May 31,
	2026	2025	% Change
Revenue from staking and validation	$45,743	$—	NM
Revenue from self-mining	624	813	(23)%
Revenue from consulting	168	35	NM
Revenue from leasing	—	1,075	NM
Revenue from the sale of mining equipment	—	129	NM
Total Revenue	46,535	2,052	NM

Cost of Sales	5,726	1,742	NM

Operating expenses:
General and administrative expenses	37,270	744	NM
Unrealized loss (gain) from the digital assets holdings	15,404	34	NM
Total operating expenses	52,674	778	NM

Loss from operations	(11,865)	(468)	NM

Other income (expense):
Change in fair value of warrant liability	16,488	—	NM
Net loss on derivative contracts	(92,093)	—	NM
Change in the fair value of equity method investment	(1,177)	—	NM
Interest income (expense), net	5,300	(72)	NM
Other income (expense)	(248)	(83)	NM
Pre-tax loss	(83,595)	(623)	NM

Income tax benefit	—	—	NM
Net loss	$(83,595)	$(623)	NM

For the results of operations we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (“NM”).

 Revenues

During the three months ended May 31, 2026, revenues were $46,535, compared to $2,052 during the three months ended May 31, 2025. The increase in revenue was a result of the following:

•Revenue from staking and validation. During the three months ended May 31, 2026, revenue from staking and validation was $45,743, compared to $0 in the three months ended May 31, 2025. The increase was a result of the Company initiating native staking in November 2025, with the intent for staking to become a primary yield generation strategy of the Company during the current fiscal year. Further, the Pier Two acquisition accounted for $3,527 in staking revenue for the three months ended May 31, 2026.

•Revenue from self-mining. During the three months ended May 31, 2026, revenue from self-mining was $624, compared to $813 in the three months ended May 31, 2025. The Company is maintaining its small BTC mining operations. However, mining revenue declined due to the lower value of BTC for the three months ended May 31, 2026 compared to the prior year period.

•Revenue from consulting. During the three months ended May 31, 2026, revenue from consulting was $168, as compared to $35 during the three months ended May 31, 2025. The increase in consulting revenue in 2026 was derived from one consulting agreement under which the Company is obligated to provide various operational, maintenance and consulting services, which saw more activity in 2026 as compared to the prior period.

•Revenue from leasing. During the three months ended May 31, 2026, revenue from the leasing of miners was $0, as compared to $1,075 during the three months ended May 31, 2025. The machine lease agreements expired on December 31, 2025 and were not renewed. Thus, the revenue associated with this activity is no longer recognized.

•Revenue from the sale of mining equipment. During the three months ended May 31, 2026, revenue from sale of mining equipment was $0, compared to $129 in the three months ended May 31, 2025. The decrease was a result of the Company ceasing sales of mining equipment.

Cost of Sales

Major components of cost of sales include rent to house mining and hosting equipment, staking, electricity, depreciation, and supplies. During the three months ended May 31, 2026, cost of sales was $5,726 compared to $1,742 during the three months ended May 31, 2025. The increase in cost of sales was related to self-mining with more Blockfusion expense incurred in the current period compared to the third period in the prior year. Further, the Company initiated native staking in November 2025, with the intent for staking to become a primary yield generation strategy of the Company during the current fiscal year, which generated more costs of sales associated with staking. The increase was partially off-set by cost of sales associated with leasing decreasing as the leasing contract ended in Q2 2026.

In addition, cost of sales as a percentage of revenue increased during the three months ended May 31, 2026 period primarily due to the acquisition of Pier Two and the resulting impact on the Company's staking and validation operations, affecting comparability to prior periods.

Operating Expenses

•General and administrative expenses. General and administrative expenses were $37,270 in the three months ended May 31, 2026, compared to $744 in the three months ended May 31, 2025. The increase is primarily related to ETH custodian fees related to treasury operations and treasury management associated with the strategy to shift to staking revenue being the primary source of revenue. Further, this increase in general and administrative expenses was due to the increase in employee salaries and the increase in board of director monetary and stock-based compensation.

•Unrealized loss (gain) from the digital assets holdings. During the three months ended May 31, 2026, the Company recorded an unrealized loss of $15,404 related to changes in the fair value of our digital asset holdings, as compared to a loss of $34 for the three months ended May 31, 2025. The Company acquired ETH on top of its BTC holdings as part of our business expansion during the fourth quarter of fiscal year 2025. Thus, the major purchases of ETH drove the variance between the two quarters.

Other Income (Expense)

•Change in fair value of warrant liability. The Company recognized a $16,488 gain during the three months ended May 31, 2026. This gain reflects the change in fair value of the Liability Classified Warrants, which is reflected in other income within the consolidated statement of operations. See "Note 8. Stockholders' Equity" of the Interim Statements for additional information.

•Net loss on derivative contracts. During the three months ended May 31, 2026, the Company recognized a net loss on derivative contracts of $(92,093), primarily attributable to losses on exercised option contracts of $14,026 and the net impact of option contracts that expired during the period of $78,601, partially offset by a gain of $534 related to changes in the fair value of open option contracts.The Company had no derivative activity during the three months ended May 31, 2025.

•Change in the fair value of equity method investment . The Company recognized a loss of $(1,177) during the three months ended May 31, 2026. This loss reflects the change in fair value of the investment in Eightco, which is reflected in “Other Income” within the consolidated statement of operations. See "Note 8. Stockholders' Equity" of the Interim Statements for additional information.

•Interest income (expense), net. Interest income was $5,300 in the three months ended May 31, 2026, as compared to an expense of $(72) during the three months ended May 31, 2025. The 2025 interest was related to the debt during the three months ended May 31, 2025 which was extinguished during fiscal 2025. The increase in interest income was associated with more cash from ATM capital that was placed into interest bearing bank accounts.

•Other income (expense). The Company recognized other income (expense) of $(248) during the three months ended May 31, 2026, as compared to $(83) during the three months ended May 31, 2025. The decrease in expense is because the Company had no loss on extinguishment of debt during the three months ended May 31, 2026, as compared to a loss of ($208) during the three months ended May 31, 2025. The 2025 loss was related to the Company’s Hash Rate Sale Agreement. The Company had no debt as of May 31, 2026.

Income Taxes

During the three months ended May 31, 2026, the Company recognized no income tax benefit or income tax expense.

Comparison of Results of Operations for the Nine Months Ended May 31, 2026 and 2025.

	Nine Months Ended May 31,
	2026	2025	% Change
Revenue from staking and validation	$56,924	$—	NM
Revenue from self-mining	845	2,814	(70)%
Revenue from consulting	565	35	NM
Revenue from leasing	1,536	1,075	43%
Revenue from the sale of mining equipment	—	846	NM
Total Revenue	59,870	4,770	NM

Cost of Sales	8,177	4,393	86%

Operating expenses:
General and administrative expenses	335,662	2,667	NM
Unrealized loss (gain) from the digital assets holdings	9,038,538	(25)	NM
Total operating expenses	9,374,200	2,642	NM

Loss from operations	(9,322,507)	(2,265)	NM

Other income (expense):
Change in fair value of warrant liability	264,121	—	NM
Net loss on derivative contracts	(133,275)	—	NM
Issuance costs related to warrant offering	(9,381)	—	NM
Change in the fair value of equity method investment	(6,793)	—	NM
Interest income (expense), net	9,917	(200)	NM
Other income (expense)	(480)	(289)	66%
Pre-tax loss	(9,198,398)	(2,754)	NM

Income tax benefit	92,295	—	NM
Net loss	$(9,106,103)	$(2,754)	NM

For the results of operations we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (“NM”).

Revenues

During the nine months ended May 31, 2026, revenues were $59,870, compared to $4,770 during the nine months ended May 31, 2025. The increase in revenue was a result of the following:

•Revenue from staking and validation. During the nine months ended May 31, 2026, revenue from staking and validation was $56,924, compared to $0 in the nine months ended May 31, 2025. The increase was a result of the Company initiating native staking in November 2025, with the intent for staking to become a primary yield generation strategy of the Company during the current fiscal year. Further, the Pier Two acquisition accounted for $3,527 in staking revenue for the nine months ended May 31, 2026.

•Revenue from self-mining. During the nine months ended May 31, 2026, revenue from self-mining was $845, compared to $2,814 in the nine months ended May 31, 2025. The Company is maintaining its small BTC mining operations. However, mining revenue declined partially due to the suspension of self-mining operations during relocation in the nine months ended May 31, 2026.

•Revenue from consulting. During the nine months ended May 31, 2026, revenue from consulting was $565, as compared to $35 during the nine months ended May 31, 2025. All of the consulting revenue in 2026 was derived from its consulting agreement with KULR Technology Group, Inc., under which the Company is obligated to provide various operational, maintenance and consulting services from May 16, 2025 to May 15, 2026.

•Revenue from leasing. During the nine months ended May 31, 2026, revenue from the leasing of miners was $1,536, as compared to $1,075 during the nine months ended May 31, 2025. This was due to more activity within its leasing contracts with KULR Technology Group, Inc. for the nine month period ended May 31, 2026.

•Revenue from the sale of mining equipment. During the nine months ended May 31, 2026, revenue from the sale of mining equipment was $0, compared to $846 in the nine months ended May 31, 2025. The revenue recognized during the nine months ended May 31, 2025 was primarily related to the sale of ten transformers. No such revenue was recognized during the nine months ended May 31, 2026.

Cost of Sales

Major components of cost of sales include rent to house mining and hosting equipment, staking, electricity, depreciation, and supplies. During the nine months ended May 31, 2026, cost of sales was $8,177 compared to $4,393 during the nine months ended May 31, 2025. The increase in cost of sales was due in part to leasing costs resulting from the Machine Lease Agreement that Bitmine entered into with KULR Technology Group, Inc. on May 16, 2025. As part of this agreement, Bitmine is responsible for maintaining the equipment, providing a contractually agreed upon level of hash rate, and ensuring continuous operation, either directly or through third-party providers. Further, the Company initiated native staking in November 2025, with the intent for staking to become a primary yield generation strategy of the Company during the current fiscal year, which generated more cost of sales associated with staking. This was partially offset by the Company continuing its strategy of winding down its proprietary self-mining exposure and deferring new site build outs during the nine months ended May 31, 2026 and the costs incurred during the nine months ended May 31, 2025 .

Operating Expenses

•General and administrative expenses. General and administrative expenses were $335,662 in the nine months ended May 31, 2026, compared to $2,667 in the nine months ended May 31, 2025. The increase is primarily related to treasury activity associated with the Company's ETH strategy. Due to the large purchases of ETH throughout the year, the Company incurred significantly more of these treasury expenses. Further, this increase in general and administrative expenses was due to the increase in employee salaries and the increase in board of director monetary and stock-based compensation.

•Unrealized loss (gain) from the digital assets holdings. During the nine months ended May 31, 2026, the Company recorded an unrealized loss of $9,038,538 related to changes in the fair value of our digital asset holdings, as compared to a gain of $(25) for the nine months ended May 31, 2025. The Company acquired ETH on top of its BTC holdings as part of our business expansion during the last quarter of fiscal year 2025. Since the company now possesses ETH in addition to BTC, the company is more exposed to market fluctuations that result in unrealized losses or gains.

Other Income (Expense)

•Change in fair value of warrant liability. The Company recognized a $264,121 gain during the nine months ended May 31, 2026. This gain reflects the change in fair value of the Liability Classified Warrants, which is reflected in other income within the consolidated statement of operations. See "Note 8. Stockholders' Equity" of the Interim Statements for additional information.

•Net loss on derivative contracts. During the nine months ended May 31, 2026, the Company recognized a net loss on derivative contracts of ($133,275), primarily attributable to losses on exercised option contracts of $79,278 and the net impact of option contracts that expired during the period of $54,512, partially offset by a $515 gain related to changes in the fair value of open option contracts. The Company had no derivative activity during the nine months ended May 31, 2025.

•Issuance costs related to warrant offering. The Company incurred an issuance cost of ($9,381) during the nine months ended May 31, 2026. These costs were incurred in connection with the warrant offering completed during the period and did not exist in the prior year.

•Change in the fair value of equity method investment . The Company recognized a $6,793 loss during the nine months ended May 31, 2026. This loss reflects the change in fair value of the investment in Eightco, which is reflected in “Other Income” within the consolidated statement of operations. See "Note 8. Stockholders' Equity" of the Interim Statements for additional information.

•Interest income (expense), net. Interest expense, net was $9,917 in the nine months ended May 31, 2026, as compared to $(200) in interest expense, net in the nine months ended May 31, 2025. The 2025 interest was related to the debt during the three months ended May 31, 2025 which was extinguished during fiscal 2025. The increase in interest income was associated with more cash from ATM capital that was placed into interest bearing bank accounts.

•Other income (expense). The Company recognized other income (expense) of $(480) during the nine months ended May 31, 2026, as compared to $(289) during the nine months ended May 31, 2025. The decrease in expense is because the Company had no loss on extinguishment of debt during the nine months ended May 31, 2026, as compared to a loss of $(289) during the nine months ended May 31, 2025. The 2025 loss was related to the Company’s Hash Rate Sale Agreement. The Company had no debt as of May 31, 2026.

Income Taxes

During the nine months ended May 31, 2026, the Company recognized an income tax benefit of $92,295, primarily attributable to the reversal of the deferred tax liabilities associated with unrealized gains on digital assets recognized in prior periods that are now in a significant unrealized loss position. These unrealized losses resulted in the recognition of deferred tax assets, against which the Company recorded a 100% valuation allowance.

Non-GAAP Financial Measures

The following tables present Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted Earnings Per Share (“EPS”). These are non-U.S. GAAP financial measures within the meaning of Regulation G dictated by the Securities and Exchange Commission. Adjusted EBITDA is defined as EBITDA excluding the impact of certain non-cash items for the period presented. Adjusted EPS is defined as EPS in accordance with US GAAP excluding the impact of certain non-cash items for the period presented.

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

While the Company believes that these measures are useful in evaluating the Company’s performance, this information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, these measurements may differ from similar measures presented by other companies. A reconciliation of Adjusted EBITDA and Adjusted EPS is detailed below.

The reconciliation of Adjusted EBITDA for the three months ended May 31, 2026 and 2025 is as follows:

	Three Months Ended May 31,
	2026	2025
Net Income (loss)	$(83,595)	$(623)
Interest income (expense), net	(5,300)	72
Depreciation and amortization expense	386	181
EBITDA	$(88,509)	$(370)
Adjustments
Stock based compensation (1)	$13,251	$647
Change in the fair value of equity method investment(3)	1,177	—
Change in fair value of warrant liability(5)	(16,488)	—
Unrealized change in fair value of ETH option contracts(6)	(515)	—
Loss on the extinguishment of debt(7)	—	208
Unrealized loss (gain) from the digital assets holdings(8)	15,404	34
Adjusted EBITDA	$(75,680)	$519

The reconciliation of Adjusted EBITDA for the nine months ended May 31, 2026 and 2025 is as follows:

	Nine Months Ended May 31,
	2026	2025
Net Income (loss)	$(9,106,103)	$(2,754)
Interest income (expense), net	(9,917)	200
Provision for income taxes	(92,295)	—
Depreciation and amortization expense	631	539
EBITDA	$(9,207,684)	$(2,015)
Adjustments
Stock based compensation (1)	$38,357	$1,319
Loss on sale of property and equipment(2)	200	—
Change in the fair value of equity method investment(3)	6,793	—
Issuance costs related to warrant offering(4)	9,381	—
Change in fair value of warrant liability(5)	(264,121)	—
Unrealized change in fair value of ETH option contracts(6)	(515)	—
Loss on the extinguishment of debt(7)	—	289
Unrealized loss (gain) from the digital assets holdings(8)	9,038,538	(25)
One time consulting and legal fees(9)	200,044	—
Adjusted EBITDA	$(179,007)	$(432)

(1) Stock based compensation represents the non-cash expense recorded for the Company's restricted stock units and restricted stock awards. This includes the impact of the modification that occurred during the three and nine months ended May 31, 2026 as well as the vesting of existing awards.

(2) Represents a loss recorded during the period on the sale of property, plant and equipment that was the difference between the book carrying value and the sale price.
(3) Represents the change in fair value of the Company's equity held investment in Eightco's common stock for the three and nine months ended May 31, 2026.
(4) Represents the issuance cost incurred for the warrant offering for the nine months ended May 31, 2026 disclosed within "Note 8. Stockholders' Equity."
(5) Represents the change in fair value of the Company's liability classified warrants for the three and nine months ended May 31, 2026.
(6) Represents the unrealized fair value adjustment related to the Company's outstanding ETH option contracts for the three and nine months ended May 31, 2026.
(7) Represents non-recurring charges incurred in connection with the early settlement of the Company's line of credit from IDI and the Hash Rate Sale Agreement.
(8) Removes the impact of unrealized changes in fair value of our digital asset holdings from net income.
(9) Represents one time capital raising, advisory, legal and other consulting fees incurred during the period.

The reconciliation of Adjusted EPS for the three months ended May 31, 2026 and 2025 is as follows:

	Three Months Ended May 31,
	2026	2025
Pre-tax loss	$(83,595)	$(623)
Adjustments:
Stock based compensation (1)	13,251	647
Change in the fair value of equity method investment(3)	1,177	—
Change in fair value of warrant liability(5)	(16,488)	—
Unrealized change in fair value of ETH option contracts(6)	(515)	—
Loss on the extinguishment of debt(7)	—	208
Unrealized loss (gain) from the digital assets holdings(8)	15,404	34
One time consulting and legal fees(9)	—	—
Adjusted net income (loss) before income tax provision	$(70,766)	$266
Income tax benefit (as reported)	—	—
Income tax provision adjustment(10)	—	—
Adjusted income tax benefit	$—	$—
Adjusted net income (loss)	$(70,766)	$266
Deemed dividend on Series A Preferred Stock	—	—
Adjusted net income (loss) attributable to common stockholders	$(70,766)	$266
Diluted weighted average common shares outstanding	551,788,656	2,006,202
Adjusted diluted net income (loss) per common share	$(128.25)	$132.59

The reconciliation of Adjusted EPS for the nine months ended May 31, 2026 and 2025 is as follows:

	Nine Months Ended May 31,
	2026	2025
Pre-tax loss	$(9,198,398)	$(2,754)
Adjustments:
Stock based compensation(1)	38,357	1,319
Loss on sale of property and equipment(2)	200	—
Change in the fair value of equity method investment(3)	6,793	—
Issuance costs related to warrant offering(4)	9,381	—
Change in fair value of warrant liability(5)	(264,121)	—
Unrealized change in fair value of ETH option contracts(6)	(515)	—
Loss on the extinguishment of debt(7)	—	289
Unrealized loss (gain) from the digital assets holding(8)	9,038,538	(25)
One time consulting and legal fees(9)	200,044	—
Adjusted net income (loss) before income tax provision	$(169,721)	$(1,171)
Income tax benefit (as reported)	(92,295)	—
Income tax provision adjustment(10)	35,641	—
Adjusted income tax benefit	$(56,654)	$—
Adjusted net income (loss)	$(113,067)	$(1,171)
Deemed dividend on Series A Preferred Stock	—	(2,961)
Adjusted net income (loss) attributable to common stockholders	$(113,067)	$(4,132)
Diluted weighted average common shares outstanding	443,947,604	2,185,206
Adjusted diluted net income (loss) per common share	$(0.25)	$(535.88)

(1) Stock based compensation represents the non-cash expense recorded for the Company's restricted stock units and restricted stock awards. This includes the impact of the modification that occurred during the three and nine months ended May 31, 2026 as well as the vesting of existing awards.

(2) Represents a loss recorded during the period on the sale of property, plant and equipment that was the difference between the book carrying value and the sale price.
(3) Represents the change in fair value of the Company's equity held investment in Eightco's common stock for the three and nine months ended May 31, 2026.
(4) Represents the issuance cost incurred for the warrant offering for the nine months ended May 31, 2026 disclosed within "Note 8. Stockholders' Equity."
(5) Represents the change in fair value of the Company's liability classified warrants for the three and nine months ended May 31, 2026.
(6) Represents the unrealized fair value adjustment related to the Company's outstanding ETH option contracts for the three and nine months ended May 31, 2026.
(7) Represents non-recurring charges incurred in connection with the early settlement of the Company's line of credit from IDI and the Hash Rate Sale Agreement.
(8) Removes the impact of unrealized changes in fair value of our digital asset holdings from net income.

(9) Represents one time capital raising, advisory, legal and other consulting fees incurred during the period.
(10) The income tax provision adjustment is calculated by multiplying “Adjusted income (loss) before income tax provision” by the Company’s applicable tax rate of 21%.

Known Trends, Events and Uncertainties

Business expansion. Following our July 2025 and ongoing financings, we have pivoted to a services-led model and reduced proprietary mining exposure, including by redeploying/retiring less-efficient machines, concentrating hash rate at lower-cost sites and phasing capex. In the second half of calendar 2025, we further reduced exposure to halving-driven volatility by pivoting to a services-led, capital-light model and by winding down new proprietary mining investments. We discuss the implications for liquidity, capital needs and accounting estimates under “Liquidity and Capital Resources” and “Critical Accounting Estimates.”

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

Liquidity and Capital Resources

Current liquidity position

As of May 31, 2026, the Company had $340,289 in cash on hand and working capital of $433,123.
The Company's primary sources of liquidity during the nine-months ended May 31, 2026, were proceeds from equity financing transactions, including the September 2025 issuance of common stock and warrants, and proceeds generated through its ATM equity program. During the period, the Company generated gross proceeds of $12,235,110 from equity financing transactions, consisting of (i) $11,869,870 in gross proceeds from the sale of 340,748,312 shares of common stock pursuant to the ATM Offering and (ii) $365,240 in gross proceeds from the September 2025 issuance of common stock and warrants.

Subsequent to May 31, 2026, the Company completed an underwritten public offering of 3,500,000 shares of its Series A Preferred Stock at a public offering price of $80.00 per share, generating net proceeds of $273.8 million after deducting underwriting discounts and offering expenses. The Series A Preferred Stock is listed on the New York Stock Exchange under the symbol "BMNP."

The Company intends to use available liquidity to support its digital asset treasury strategy, strategic investments, working capital requirements and general corporate purposes. Management continues to evaluate capital allocation opportunities, including direct digital asset acquisitions and investments in blockchain-related businesses and technologies that complement the Company's Ethereum-focused strategy.

Sources and uses of cash

	Nine Months Ended May 31,
	2026	2025
Net cash provided by (used in) operating activities	$(287,592)	$1,366
Net cash provided by (used in) investing activities	(12,102,446)	(18)
Net cash provided by (used in) financing activities	12,218,362	(374)
Net increase (decrease) in cash and cash equivalents	$(171,676)	$974

Net cash used in operating activities was $(287,592) for the nine months ended May 31, 2026, compared to net cash provided by operating activities of $1,366 for the nine months ended May 31, 2025. The change was driven primarily by a net loss of $9,106,084 for the current period, which included $9,038,538 of unrealized losses on the Company's ETH treasury holdings recognized through net income. On a cash basis, operating outflows increased due to one time capital raising, advisory, legal, and other consulting fees. The increase is also related to expenses associated with the Consulting Agreement. This increase in cash outflow was offset by an increase in cash received from the Company’s revenue generating activities.

Net cash used in investing activities was $(12,102,446) for the nine months ended May 31, 2026, compared to $(18) for the nine months ended May 31, 2025. The increase in investing cash outflow was primarily driven by the $(11,687,493) purchase of ETH. The remaining investing cash outflow was driven by the purchases of the Company’s investments in Beast Industries and Eightco Holdings.

Net cash provided by financing activities was $12,218,362 for the nine months ended May 31, 2026, compared to the $(374) used in financing activities for the nine months ended May 31, 2025. This increase was primarily driven by the $11,869,870 of proceeds received from the ATM Offering. Refer to "Note 8. Stockholder’s Equity" within the financial statements for further details regarding these offerings.

Material cash requirements and known liquidity risks

We expect the following material cash requirements over the next 12 months under our capital-light model:

•fees payable to industry-experienced third parties for managing the Company’s ETH holdings which are expected to be in the range from approximately $40,000 to $50,000 annually. The Company expects these costs to be more than offset by staking rewards generated from its ETH holdings. However, there can be no assurances that such staking rewards will be realized at anticipated levels;

•ongoing revenue participation payments under the Management Services Agreement with Eth Tower, which are based on the level of staking activity and related revenues generated by MAVAN Holdings;

•modest capital expenditures of approximately $1,500, primarily related to the for maintenance of existing technology platforms and infrastructure supporting the Company's operations;

•working capital requirements for general operations, approximately $1,000 per month at current run-rate activity levels; and

•public company costs, including audit and compliance, of approximately $4,000 annually.

•general operating and overhead costs of approximately $83,016 annually.

•dividend obligations associated with the Company's outstanding Series A Preferred Stock of approximately $33,250 annually.

Our liquidity is now less sensitive to network difficulty and power price volatility than under a mining-centric model, though ETH and BTC price levels can influence client demand and the value of any digital assets held in treasury. We mitigate liquidity risks by (i) maintaining a flexible cost structure aligned with services activity, (ii) limiting new capex commitments, and (iii) preserving access to equity capital via our shelf and ATM facilities. We believe, based on our current operating plan, expected cash on hand, anticipated operating cash flows and access to capital under our shelf/ATM, that we will have sufficient liquidity to fund operations for at least the next 12 months. Beyond 12 months, our ability to fund growth and meet obligations will depend on market conditions, client demand for services, and access to capital on acceptable terms.

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

Business Combinations. Business combinations are recorded using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under this method, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill.
The determination of the fair value of assets acquired and liabilities assumed requires management to make significant estimates and assumptions. The most significant judgments relate to the identification and valuation of acquired intangible assets, including estimates of future cash flows, discount rates, customer attrition rates, technology obsolescence, and the determination of useful lives used to calculate amortization expense. Changes in these assumptions could materially affect the amounts assigned to identifiable intangible assets and goodwill, as well as future amortization and impairment expense. For significant acquisitions, the Company engages third-party valuation specialists to assist management in determining the fair value of acquired intangible assets and certain acquired assets and liabilities.
Goodwill and Intangible Assets Impairment. The Company records goodwill and identifiable intangible assets in connection with business combinations. As of May 31, 2026, the Company recorded goodwill of $15.0 million and intangible assets, net, of $11.1 million, primarily related to the Pier Two acquisition. Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that impairment may exist, at the reporting unit level. Based on management’s assessment under ASC 280 and ASC 350, the Company has identified one reporting unit for purposes of goodwill impairment testing. Definite-lived intangible assets are amortized over their estimated useful lives and reviewed for impairment when indicators of impairment are present. These assessments require significant judgment, including estimates of future cash flows, discount rates, revenue growth, useful lives, and market participant assumptions. Management did not identify any impairment of goodwill or definite-lived intangible assets during the three and nine months ended May 31, 2026.

Staking and validation services revenue recognition. The Company recognizes revenue from blockchain validation and staking services in accordance with ASC 606. Revenue is earned in the form of digital assets received for validating blockchain transactions and providing staking services. The Company recognizes revenue when its performance obligation is satisfied through the successful validation of blocks or transactions on the applicable blockchain network.
Significant judgment is required in evaluating the application of ASC 606 to blockchain validation arrangements, including the identification of the customer and contract by analogy, determining when performance obligations are satisfied, and assessing whether the Company acts as principal or agent in generating staking rewards. The Company recognizes revenue on a gross basis when it controls the validation services provided to the blockchain network and is primarily responsible for fulfilling the related performance obligation. Changes in these judgments could materially affect the amount and timing of revenue recognized.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Certain quantitative and qualitative market risk disclosures are described in our Annual Report on Form 10-K for the year ended August 31, 2025. Through May 31, 2026, there have been no material changes in the quantitative and qualitative market risk disclosures described in such Annual Report.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2026, our disclosure controls and procedures were not effective due to the identification of material weaknesses in our internal control over financial reporting.

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

During the quarter ended May 31, 2026, management has continued the implementation of remediation plans to address the previously identified material weaknesses, including enhancements to internal controls over financial reporting and SOX compliance processes. These efforts include adding internal accounting resources and engaging third-party specialists to provide support related to accounting, technical accounting, tax, and SOX implementation. The material weaknesses will not be considered remediated until the relevant controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are designed and operating effectively.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We may be involved in certain legal proceedings that arise from time to time in the ordinary course of our business. Legal expenses associated with any contingency are expensed as incurred. Our officers and directors are not aware of any threatened or pending litigation to which we are a party.

Item 1A. Risk Factors.

The following risk factors supplement the Company’s existing Item 1A disclosures included in the Company’s previous filings with the SEC. These supplemental risk factors should be read in conjunction with the other information contained in this Report and the Company’s other filings with the SEC, including, but not limited to, the Company’s Rule 424(b)(5) prospectus supplement dated June 5, 2026 filed with the Securities and Exchange Commission.

Risks Related to Our Series A Preferred Stock

Staking yield volatility may materially and adversely affect our ability to pay dividends on the Series A Preferred Stock.

A significant portion of our revenue is derived from staking rewards earned on our Ethereum holdings. Staking rewards are not fixed and are subject to substantial fluctuation based on a variety of factors, many of which are beyond our control. These factors include changes in the total amount of Ethereum staked across the network, modifications to the Ethereum protocol’s reward mechanisms through network upgrades or governance decisions, fluctuations in network transaction volume and associated priority fees, changes in the rate of new validator participation, and broader macroeconomic and cryptocurrency market conditions. As the total amount of Ethereum staked on the network increases, the per-validator reward rate generally decreases, which could result in a material reduction in the yield we earn on our staked assets over time.

Because we rely on staking income as a primary source of cash generation, any sustained decline or period of heightened volatility in staking yields could materially impair our ability to meet our operating expenses, service any outstanding indebtedness, and maintain dividend payments on our Series A Preferred Stock at current or anticipated levels. Our board of directors retains discretion over the declaration and payment of dividends, and there can be no assurance that dividends will be declared or paid in any particular amount or at all. A reduction or suspension of dividends resulting from diminished staking yields could adversely affect the market price of our securities, including the Series A Preferred Stock, and may make our securities less attractive to income-oriented investors.

In addition, the yield earned through Ethereum staking is denominated in ETH, the value of which is itself subject to significant price volatility. Even if staking yields remain stable in terms of the quantity of ETH earned, the fiat-currency equivalent of those rewards may fluctuate materially due to changes in the market price of ETH. A decline in the price of ETH concurrent with a decline in staking yield rates would compound the adverse impact on our cash flow and our ability to fund dividend payments on the Series A Preferred Stock. Conversely, even if ETH prices appreciate, a sufficient decline in staking yield rates could still result in reduced revenue in absolute terms if the rate of yield compression outpaces any price appreciation.

Furthermore, the Ethereum network and its proof-of-stake consensus mechanism remain subject to ongoing development and potential protocol changes. Future upgrades to the Ethereum network, including changes to issuance schedules, reward distribution mechanisms, or the introduction of new staking paradigms, could alter the economics of staking in ways that are difficult to predict. Regulatory developments in the United States and abroad may also affect our ability to stake Ethereum or the economic terms on which staking is conducted, including the potential classification of staking activities or staking rewards as securities transactions, which could subject us to additional compliance obligations or restrict our staking operations. Any such changes could further reduce the yields available to us, which may have a material adverse effect on our ability to cover dividend payments on the Series A Preferred Stock. There can be no assurance that staking yields will remain at levels sufficient to support our current business model or dividend policy, and investors should not place undue reliance on historical staking yields as indicative of future performance.

Ongoing issuance of new ETH may adversely affect the price of ETH and our ability to cover dividend payments on the Series A Preferred Stock.

The rate at which new ETH are issued and put into circulation is expected to vary. Unlike bitcoin, which has a hard-coded maximum supply of 21 million coins, the Ethereum network has no formal cap on the total supply of ETH. New ETH is issued to validators as staking rewards on a continuing basis, and continued net issuance of ETH may introduce sustained downward pressure on the price of ETH, particularly if a meaningful portion of newly minted ETH is sold by validators. Sustained pressure on the price of ETH may have a material adverse effect on our ability to cover dividend payments on the Series A Preferred Stock.

Our ETH holdings are less liquid than cash and cash equivalents and may not be able to serve as a source of liquidity to fund dividends on the Series A Preferred Stock.

Historically, the ETH market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. Staked ETH may not be immediately available for withdrawal or sale. As part of the “activating” and “exiting” processes of staking, staked ETH will be inaccessible for a variable period of time determined by a range of factors, including network congestion. These delays may be unpredictable and could occur during periods of market stress or declining ETH prices, limiting our ability to use staked ETH as a source of liquidity to fund dividends on the Series A Preferred Stock.

Further, during times of market instability, we may not be able to sell our ETH at favorable prices or at all. For example, a number of ETH trading venues temporarily halted deposits and withdrawals in 2022, although the Coinbase exchange (our principal market for ETH) has, to date, not done so. As a result, our ETH holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Further, ETH we hold with our custodians do not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered ETH or otherwise generate funds using our ETH holdings, including during times of market instability or when the price of ETH has declined significantly. If we are unable to sell our ETH, enter into additional capital raising transactions, including capital raising transactions using ETH as collateral, or otherwise generate funds using our ETH holdings, or if we are forced to sell our ETH at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted and our ability to fund dividend payments on the Series A Preferred Stock could be materially impaired.

Regulatory treatment of digital assets could cause us to be deemed an “investment company,” which could materially harm the trading price of the Series A Preferred Stock.

There is a risk that changing regulatory treatment of ETH, other digital assets we hold, or activities in which we are engaged could cause us to be deemed to be an “investment company” within the meaning of the Investment Company Act of 1940, as amended, which would impose substantial regulatory burdens, restrict our ability to operate our business as currently conducted, and could require us to liquidate or restructure our holdings. If we were deemed to be an investment company, we could be required to register as such under the Investment Company Act, which would subject us to significant regulatory requirements and restrictions, including limitations on leverage, affiliate transactions, and our ability to pursue our current digital asset treasury strategy. The costs and administrative burden of compliance with the Investment Company Act could be substantial and could materially affect our profitability and operations. Adverse regulatory developments concerning the classification of digital assets and related activities under the Investment Company Act or other federal securities laws could materially harm our business and the trading prices of our securities, including the Series A Preferred Stock.

Our option strategies and strategic investments expose us to additional volatility and counterparty risks that could impair our ability to cover dividend payments on the Series A Preferred Stock.

We generate ETH option premium income from option strategies on our ETH holdings. These strategies expose us to mark-to-market volatility, counterparty risk, and the risk that ETH could be called away at unfavorable prices. We also hold strategic “moonshot” investments, including a stake in Beast Industries Co. valued at $186 million (recorded as an equity investment measured at cost) and a stake in Eightco Holdings Inc. valued at $93 million as of May 31, 2026 (recorded as an equity method investment measured at fair value), which are subject to substantial volatility, illiquidity, and concentration risks. If any of the foregoing risks were to materialize, it could reduce the yield generated from our ETH holdings and/or our future revenues, which could have a material adverse effect on our ability to cover dividend payments on the Series A Preferred Stock.

We may be unable to access capital markets on acceptable terms, which could increase the cost of issuing parity or junior preferred stock and adversely affect our ability to maintain dividends on the Series A Preferred Stock.

Our digital asset acquisition strategy depends on our continued ability to access capital markets, including through issuances of equity, preferred, and debt securities. Adverse capital markets conditions, regulatory developments, declines in the price of ETH or our common stock, or perceptions about our creditworthiness could limit our ability to raise capital and could increase our cost of capital, including our cost of issuing additional parity stock or junior stock. If we are unable to access the capital markets on acceptable terms, we may be unable to fund our digital asset treasury strategy, meet our operating obligations, or maintain dividend payments on the Series A Preferred Stock, any of which could have a material adverse effect on our business, financial condition, results of operations, and the trading price of our securities.

Risks Related to Our Staking and Validator Operations

Our staking and validator operations conducted through MAVAN are subject to significant risks, including slashing, lock-up periods, smart contract vulnerabilities, liquidity constraints, counterparty exposure, and operational failures, any of which could result in a partial or total loss of staked ETH or a material reduction in staking revenue.

We generate substantially all of our revenue from native ETH staking conducted through MAVAN. Staking requires continuous operational reliability, adherence to Ethereum protocol rules, and the maintenance of high-availability validator infrastructure. Validators that act maliciously, produce conflicting attestations, or suffer extended downtime may be “slashed” by the Ethereum network, resulting in an irrecoverable partial loss of staked principal. As of May 31, 2026, the Company held 5,416,945 ETH with a fair value of $10.9 billion, a substantial portion of which is staked through MAVAN, and any slashing event could result in a material loss of digital assets. In addition, staking involves unbonding or lock-up periods during which staked ETH cannot be withdrawn or sold; these periods may be unpredictable and may coincide with periods of market stress, reducing our ability to respond to adverse price movements or meet liquidity needs. Our staking operations also involve exposure to smart contract risk—the underlying protocols, liquid staking mechanisms, and restaking integrations on which MAVAN relies are governed by code that may contain undiscovered vulnerabilities exploitable by malicious actors. Where staking is conducted through or in conjunction with third-party custodians, infrastructure providers, or staking protocols, we face counterparty and operational risk that could result in delayed access to staked assets, loss of staking rewards, or in extreme cases, loss of principal. Any of the foregoing risks, if realized, could have a material adverse effect on our financial condition and results of operations.

Our recent strategic transactions, including the acquisition of Pier Two and the launch of MAVAN, may not be successfully integrated or generate the anticipated benefits, and our projected staking revenue figures are based on assumptions that may prove incorrect.

We completed the acquisition of Pier Two Holdings Pty Ltd in March 2026 for total preliminary consideration of $27.8 million and launched MAVAN later that month. The integration of Pier Two’s non-custodial staking infrastructure and personnel into MAVAN involves substantial execution risks, including risks related to the integration of technology systems and operational workflows, retention of key technical employees, regulatory compliance across multiple jurisdictions (including Australian and U.S. regulatory regimes), validator performance optimization, and our ability to attract and retain institutional staking customers. If we are unable to successfully integrate Pier Two’s operations or retain key personnel, we may not realize the anticipated benefits of the acquisition, which could impair the carrying value of the goodwill and intangible assets recognized in connection with the transaction. Furthermore, the annualized staking revenue figures and yield assumptions we have disclosed in connection with MAVAN’s operations are based on assumptions regarding staking yield rates, the proportion of our ETH holdings that are staked at any given time, validator uptime, and Ethereum network conditions—all of which are subject to change. Actual results may differ materially from these assumptions, and there can be no assurance that MAVAN will achieve the revenue levels or operational performance we anticipate.

Our revenue is highly concentrated in ETH staking and validation operations conducted through MAVAN, and any disruption to those operations, decline in staking yields, or adverse protocol change would have a disproportionate impact on our results of operations and financial condition.

For the three months ended May 31, 2026, revenue from staking and validation was $45.7 million, representing 98% of total revenue of $46.5 million for the quarter. For the nine months ended May 31, 2026, revenue from staking and validation was $56..9 million, representing 95% of total revenue of $59.9 million for the nine-month period. This extraordinary concentration of revenue in a single operating activity—Ethereum staking conducted principally through MAVAN—means that any disruption to MAVAN’s validator performance, any decline in Ethereum staking yield rates, or any adverse change to the Ethereum protocol’s reward mechanisms could result in a disproportionate and material decline in our total revenue, operating income, and cash flow from operations. Unlike a diversified revenue base, our reliance on a single yield-generation mechanism affords limited ability to offset declines in staking economics with revenue from other sources. In addition, because staking revenue is denominated in ETH, fluctuations in the market price of ETH directly affect the U.S. dollar-equivalent revenue recognized by the Company, compounding the impact of any reduction in yield rates. There can be no assurance that our revenue concentration in staking will decrease over time, and investors should consider that our results of operations are substantially dependent on the continued performance of MAVAN and favorable Ethereum staking economics.

Regulatory uncertainty regarding the classification and treatment of staking activities and staking rewards in the United States and abroad may subject us to additional compliance obligations, restrict our staking operations, or require changes to MAVAN’s business model as it expands to serve institutional clients.

The regulatory treatment of staking activities and staking rewards under U.S. federal and state securities laws, banking regulations, money transmission laws, and tax laws remains uncertain and continues to evolve. Regulators, including the Securities and Exchange Commission, the Commodity Futures Trading Commission, and various state regulators, have not provided definitive guidance on whether staking activities or staking rewards constitute securities transactions, commodity transactions, or money services business activities. If staking activities or staking rewards are classified as securities or are otherwise subject to registration, licensing, or reporting obligations, we could be required to register as a broker-dealer, investment adviser, money services business, or similar regulated entity, to modify MAVAN’s operations, or to curtail or cease certain staking activities. These risks are amplified as MAVAN expands beyond supporting our own ETH treasury to offering staking services to institutional investors, custodians, and ecosystem partners—an expansion that may subject the Company to additional or different regulatory regimes applicable to staking service providers, including fiduciary, custody, and consumer protection requirements not previously applicable to our operations. Regulatory developments in foreign jurisdictions, including Australia (where Pier Two is domiciled and operates), may similarly affect our ability to conduct staking operations or the economic terms on which staking is offered. Any adverse regulatory development could materially impair our staking revenue or require us to restructure MAVAN’s operations at significant cost.

We rely on third-party infrastructure providers and key personnel, including Ethereum Tower LLC under a long-term Management Services Agreement, to operate MAVAN’s validator nodes, and any failure of performance, termination of arrangements, or loss of key personnel could materially disrupt our staking operations.

MAVAN’s validator operations depend on the continued performance of third-party infrastructure providers and key personnel. Pursuant to a ten-year Management Services Agreement dated March 24, 2026, Ethereum Tower LLC provides management and operating services to MAVAN Holdings LLC in exchange for an irrevocable 2.00% membership interest in MAVAN Holdings LLC and a monthly fee calculated as a percentage of the Company’s native staking rewards attributable to ETH staked through MAVAN Holdings LLC. If Ethereum Tower LLC fails to perform its obligations, experiences operational failures, or is unable to retain qualified personnel, our validator operations could be disrupted, resulting in reduced staking rewards, increased risk of slashing events, or reputational harm. In addition, much of MAVAN’s technical expertise was obtained through the Pier Two acquisition, and there can be no assurance that we will be able to retain key technical and operational personnel acquired in that transaction, particularly given the competitive market for blockchain infrastructure talent. MAVAN also relies on third-party cloud computing, co-location, and network infrastructure providers for the hosting and connectivity of its validator nodes; any failure, security breach, or service interruption by such providers could result in extended validator downtime, slashing, or loss of staking rewards. We do not control the operations of these third parties and may have limited contractual remedies if they fail to perform.

MAVAN’s planned expansion from an internally-focused staking platform to a commercial staking-services provider serving third-party institutional investors, custodians, and ecosystem partners introduces new customer acquisition, competitive, service-level, and reputational risks not previously applicable to the Company’s business.

MAVAN was originally developed to support the Company’s own Ethereum treasury operations and has operated principally as an internal staking platform since its launch in March 2026. The Company has publicly disclosed its intention to expand MAVAN to serve institutional investors, custodians, and other ecosystem partners seeking institutional-grade staking infrastructure. This expansion introduces risks that were not previously applicable to the Company’s business, including the need to develop and maintain commercial-grade service-level agreements, manage customer onboarding and support, compete with established institutional staking service providers (including Coinbase Cloud, Figment, Kiln, and others), and protect the Company’s reputation in a market where validator downtime or slashing events affecting client assets could result in significant liability, loss of customer confidence, and competitive harm. The Company has limited operating history as a commercial staking-services provider, and there can be no assurance that MAVAN will successfully attract or retain institutional staking clients on terms favorable to the Company, or at all. Failure to successfully execute this expansion could limit the Company’s revenue diversification, impair the return on investment from the Pier Two acquisition, and adversely affect our competitive position in the rapidly evolving blockchain infrastructure services market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 24, 2026, in connection with the closing of the acquisition of Pier Two Holdings Pty Ltd (“Pier Two”), the Company issued 501,545 shares of its common stock, par value $0.0001 per share, to the sellers of Pier Two as partial consideration for the acquisition. The shares were issued at a price of $20.93 per share, for aggregate stock consideration of $10,500. The shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder, based on the limited number of offerees and their status as sophisticated investors. The issuance was previously reported on the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended May 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description
1.1
Underwriting Agreement, dated June 4, 2026, by and among Bitmine Immersion Technologies, Inc., Moelis & Company, LLC and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on June 4, 2026).

10.1
Share Purchase Agreement, dated March 24, 2026, by and among Bitmine Immersion Technologies, Inc., Standard Validator LLC, Pier Two Holdings Pty Ltd, and the sellers and preference shareholders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 30, 2026).

10.2
Registration Rights Agreement, dated March 24, 2026, by and among Bitmine Immersion Technologies, Inc. and the sellers party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 30, 2026).

10.3
Management Services Agreement, dated March 24, 2026, by and among BMNR Subsidiary One, LLC and Ethereum Tower LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on March 30, 2026).

10.4
Amendment No. 1 to Employment Agreement, dated April 2, 2026, by and between Bitmine Immersion Technologies, Inc. and Chi Tsang (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 8, 2026).

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

BITMINE IMMERSION TECHNOLOGIES, INC.
Dated:
July 14, 2026	By:	/s/ Chi Tsang
Chi Tsang, Chief Executive Officer (Principal Executive Officer)
Dated:
July 14, 2026	By:	/s/ Young Kim
Young Kim, Chief Financial Officer (Principal Financial and Accounting Officer)