Form 10-K
period 2026-08-31
BITMINE IMMERSION TECHNOLOGIES, INC.
filed 2026-11-10
CIK 1829311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________
Commission File Number 001-42675
________________________________________________________________________
BITMINE IMMERSION TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)
________________________________________________________________________

Delaware	800 Connecticut Avenue Norwalk, CT 06854	84-3986354
(State of Incorporation)	(Address of Principal Executive Offices, including Zip Code)	(I.R.S. Employer Identification No.)
Registrant’s Telephone Number, Including Area Code: (203) 401-8200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.0001	BMNR	New York Stock Exchange
9.50% Series A Preferred Stock, par value $0.0001	BMNP	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: Not applicable
________________________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Based on the closing price on February 27, 2026 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of common stock held by non-affiliates of the registrant was approximately $10,179,566,366.
As of November 4, 2026, the registrant had 626,451,021 shares of common stock issued and outstanding.
Documents incorporated by reference: Portions of the definitive proxy statement for the 2027 Annual Meeting of Stockholders of the registrant to be filed subsequently with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

Auditor Firm ID:	PCAOB 185	Auditor Name:	KPMG LLP	Auditor Location:	New York, New York

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
FORWARD-LOOKING INFORMATION AND RISK FACTOR SUMMARY
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact, including, without limitation, certain statements under “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends and other information, may be forward-looking statements. Without limiting the foregoing, words such as “might,” “will,” “may,” “should,” “estimates,” “expects,” “continues,” “contemplates,” “anticipates,” “projects,” “plans,” “potential,” “predicts,” “intends,” “believes,” “forecasts,” “future,” “targeted,” “goal,” "outlook" and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained herein and presented elsewhere by management from time to time. These principal risks, uncertainties and other important factors are discussed more fully under “Item 1A. Risk Factors” and include, but are not limited to, the following:
•Digital asset market and network dynamics risks, including treasury holdings and staking revenue: Volatility in ether (“ETH”) prices; the future development and growth of digital assets; ETH-specific market, technology and regulatory developments; and the risks of our digital asset treasury model.
•Operational and custody risks: Risks of ETH staking and related activities; the risks of ETH scaling; smart contract, bridge, oracles and protocol vulnerabilities; market structure and liquidity risks; restaking risks; concentration and governance risks; counterparty risks with custodians, staking providers, and validators; failures to securely store and manage currencies; potential theft, loss or destruction of private keys; disruptions in our supply chain; and potential losses of personnel.
•Regulatory, legal and policy risks: Evolving U.S. and foreign laws and policies applicable to digital assets, custody, staking, market structure, sanctions/anti-money laundering (“AML”), securities and commodities regulation, and tax treatment; possible conflicting or extraterritorial regulations; and potential investigations and litigation.
•Financing, liquidity, capital markets and market access risks: Dilution associated with equity offerings; exchange listing requirements and compliance; constrained access to banking or capital markets for digital asset-related companies; debt, liens and collateral arrangements.
•Accounting, financial reporting and internal control risks: Evolving accounting for digital assets and fair value measurements; potential impairment charges; internal control considerations.
ii

•Strategic, counterparty and competition risks: Strategic exposure to ETH; highly competitive industry dynamics; dependence on a number of counterparties.
•Technology, equipment and supply chain risks: Rapid technological change and equipment obsolescence; dependence on cloud infrastructure services and other specialized infrastructure.
•Cybersecurity, data privacy, intellectual property and litigation risks: Cybersecurity incidents and system compromises including at those of strategic partners or third-party vendors; intellectual property disputes or alleged infringements; litigation, governmental investigations, enforcement actions and intellectual property and contractual disputes.
•Integration risks: Organization integration activities after the Pier Two acquisition and technological integration with the Made in America Validator Network ("MAVAN") platform.
•Preferred stock dividend risks: Payable dividends on the 9.50% Redeemable Preferred Stock, given staking yield volatility, ETH price fluctuations, and liquidity constraints affecting dividend coverage.
•Internal control risks: Remediation of material weaknesses in our internal control over financial reporting and the timing and effectiveness of remediation efforts.
•Goodwill and intangible asset impairment risks: Impairment of goodwill and intangible assets acquired in connection with the Pier Two acquisition.
•Changes in geopolitical, social or general economic conditions: Macroeconomic conditions, including interest rates, inflation, monetary and fiscal policy; geopolitical conflict, including conflicts in Ukraine, Iran and Gaza, and the global response to such conflicts; global economic uncertainty and other events and circumstances in the United States or elsewhere.
•Risks related to our staking and validator operations: Concentration of our revenue in ETH staking and validation operations conducted through MAVAN; risk of slashing events or validator failures; regulatory uncertainty regarding the classification and treatment of staking activities.
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
iii

PART I
Item 1. Business.
Overview
Bitmine Immersion Technologies, Inc. is a U.S.-based digital asset technology company operating in the digital asset industry with a strategic focus on acquiring, holding and managing digital assets as well as providing critical blockchain infrastructure services. Beginning in July 2025, we expanded our business to focus primarily on Ethereum and its native cryptocurrency, ETH, transitioning from primarily Bitcoin mining and hosting activities toward long-term accumulation, staking and optimization of our digital asset holdings. Our primary objective is to manage digital assets as long-term strategic reserves and to provide critical blockchain infrastructure services in order to further improve shareholder value. Our results of operations are driven primarily by changes in the fair value of our ETH holdings, staking revenue from our own ETH and revenue from staking services provided to third parties through MAVAN, the U.S. dollar value of which fluctuates with ETH prices.
On March 24, 2026, we acquired all of the issued and outstanding shares of Pier Two Holdings Pty Ltd (“Pier Two”), a global blockchain infrastructure company, through MAVAN Holdings LLC (“MAVAN Holdings”), a consolidated subsidiary. In connection with our staking infrastructure strategy, we launched MAVAN, our proprietary institutional-grade Ethereum staking platform. The acquisition of Pier Two and the development of our MAVAN platform support our Ethereum treasury strategy and expand our ability to provide validator and staking infrastructure services. This evolution reflects our assessment of long-term growth potential of the Ethereum ecosystem as well as ETH as an asset, our capital allocation discipline, and the market demand for digital asset-adjacent services.
Our results are now driven primarily by:
•operating efficiency and working capital management in a lower-capex model;
•staking revenue and staking services revenue; and
•ETH market conditions, principally as they affect the value of the ETH held in, and the activities of, our treasury and the value of our staking revenue and staking services revenue.
In July 2025, we began strengthening our liquidity and expanded our access to capital through a public offering of common stock and related private placements, and by establishing a shelf registration statement and our ATM Program (as defined below) for at-the-market equity issuances.
Company Developments
Prior to July 2025, our business was primarily engaged in digital asset mining and related infrastructure services, including (i) proprietary and synthetic Bitcoin mining utilizing immersion-cooling technology; (ii) hosting and managed services for institutional customers; and (iii) consulting, equipment sales and leasing. In June 2025, we completed the uplisting of our common stock to the NYSE American from the OTCQX Best Market, concurrent with an underwritten public offering of our common stock. We deployed proceeds from our June 2025 public offering to initiate a Bitcoin ("BTC") treasury, purchasing approximately 154.167 BTC. Beginning in late June 2025, we broadened our digital asset treasury strategy to include ETH.
On July 8, 2025, we completed a private placement offering (PIPE) of our common stock for aggregate gross proceeds of approximately $250 million to initiate and advance our Ethereum treasury strategy ("ETH Treasury Strategy"). Over the course of the third calendar quarter of 2025, we experienced rapid growth driven by substantial ETH acquisitions funded in part by sales of our common stock. In order to strengthen our governance and management resources to support this growth, we expanded the Company's Board of Directors (the "Board") leadership by appointing Thomas J. Lee, a leader in financial investments and treasury strategies, as Executive Chairman. We also entered into strategic advisory arrangements to support our capital markets, ETH treasury, and industry engagement initiatives as we continued to grow.
Our at-the-market offering program (the “ATM Program”) was established following the PIPE offering and registered under our shelf registration statement. Our ATM Program permits aggregate sales of up to $24.5 billion of our common stock from time to time, subject to market conditions. During the fiscal year ended August 31, 2026, we sold 395,136,273 shares of common stock under the ATM Program for aggregate gross proceeds of $13,201 million and net proceeds of $12,941 million.
In addition to our ATM Program, in September 2025 we entered into a securities purchase agreement with an institutional investor related to the offer and sale of shares of our common stock and warrants to purchase additional shares of Common Stock at an exercise price of $87.50 per share in a registered direct offering ("RDO") transaction. The September 2025 RDO transaction was executed at a 14% premium to prevailing market prices of our common stock at the time, and yielded aggregate gross proceeds of approximately $365.2 million.
Throughout fiscal year 2026, we continued to build out our leadership team and corporate infrastructure to align with the increased scale of our operations. In December 2025, we declared and paid Bitmine's first annual cash dividend, in the amount of $0.01 per share on our common stock. Six months later, in June 2026, our common stock was added to the Russell 1000® index. We also relocated our corporate headquarters from Las Vegas, Nevada to Norwalk, Connecticut in February 2026, which now serves as our principal executive office.
On April 9, 2026, our common stock was uplisted further, from the NYSE American to the New York Stock Exchange, less than three quarters after our initial listing on the NYSE American exchange. Concurrent with the uplisting, we appointed Equiniti Trust Company, LLC to serve as the transfer agent for our common stock (replacing West Coast Stock Transfer, Inc.). On April 27, 2026, our Audit Committee approved the engagement of KPMG LLP as our new independent registered public accounting firm for the fiscal year ending August 31, 2026, replacing Bush & Associates CPA LLC.
Change in Fiscal Year End
On July 9, 2026, our Board approved a change in our fiscal year-end from August 31 to December 31. The change becomes effective following the completion of our current fiscal year ending August 31, 2026. Our next fiscal year will begin on January 1, 2027 and end on December 31, 2027. We expect to file a transition report on Form 10-KT for the transition period from September 1, 2026 through December 31, 2026, and a quarterly report on Form 10-QT for the three months ended November 30, 2026, in accordance with applicable SEC rules and regulations.
Share Repurchase Program
On July 25, 2025, our Board authorized a share repurchase program to repurchase up to $1.0 billion of shares of our common stock. On April 9, 2026, our Board increased the repurchase authorization to $4.0 billion. During the fiscal year ended August 31, 2026, we repurchased 20,819,071 shares of our common stock at an average price of $17 per share, with $3.6 billion in remaining authorized capacity under the existing repurchase authorization as of August 31, 2026. Repurchases may be made from time to time through open market purchases, privately negotiated transactions, block trades, or otherwise, in accordance with applicable securities laws and regulations. The timing, manner, price, and amount of any repurchases will be determined at our discretion and will depend on a variety of factors, including business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program does not obligate us to acquire any particular number of shares and may be suspended, modified, or discontinued at any time without prior notice.
9.50% Series A Preferred Stock
On June 4, 2026, we priced an underwritten public offering of 3,500,000 shares of our 9.50% Series A Preferred Stock (the “Redeemable Preferred Stock”) at a public offering price of $80.00 per share, generating net proceeds of approximately $271.48 million after deducting underwriting discounts and offering expenses. The Redeemable Preferred Stock has a stated amount and initial liquidation preference of $100 per share and carries cumulative dividends at an annual rate of 9.50%, payable weekly in arrears, subject to declaration by our Board. The Preferred Stock is listed on the NYSE under the symbol “BMNP.” We used the net proceeds for general corporate purposes, which may include the acquisition of additional ETH and other digital assets, the expansion of our staking and validator infrastructure through MAVAN, working capital, strategic investments, and repurchases of our common stock.
Our Strategy
Our business integrates (i) a digital asset treasury anchored in ETH with (ii) an operating platform providing blockchain infrastructure services including institutional staking and validator services through MAVAN. We seek to accumulate and hold ETH on a long-term basis within a disciplined treasury framework, and we may participate in staking or other infrastructure service activities where risk-adjusted returns, liquidity and regulatory considerations are acceptable. We prioritize robust custody, cybersecurity, and counterparty oversight, and we evaluate infrastructure business opportunities in the broad Ethereum ecosystem.
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
Revenue Sources
We generate revenue from digital asset treasury management activities and digital asset infrastructure services, with native ETH staking as our principal revenue source. We deposit our own ETH to validator nodes on the Ethereum network and operate validator nodes through MAVAN, our proprietary institutional-grade Ethereum staking platform, and through third-party staking infrastructure providers acting at our direction. For the fiscal year ended August 31, 2026, staking and validation revenue represented approximately 97% of our total revenue. Our staked ETH generates recurring ETH-denominated rewards at a gross annual percentage rate of approximately 2.5% to 4.0%. During the fiscal year ended August 31, 2026, our staking and validation revenue was $121.4 million.
We also generate ETH option premium income from option strategies on our ETH holdings from time to time. The primary factors that impact our staking revenues include: (i) ETH market conditions, which affect the value of rewards earned; (ii) validator participation rates and protocol parameters, which influence staking yields; (iii) the security, custody, and compliance expenditures necessary to support institutional-grade treasury operations; and (iv) the performance and reliability of our validator infrastructure.
Strategic Investments
In addition to direct ETH holdings, we may selectively pursue strategic investments in operating companies, platforms, or ecosystems that we believe are aligned with Ethereum adoption, infrastructure, or adjacent services. These investments are evaluated within the context of our ETH Treasury Strategy and are intended to complement, rather than replace, direct exposure to ETH. During fiscal year 2026, we completed a strategic minority investment of approximately $180 million in Beast Industries Co., a privately held Delaware corporation. We also invested approximately $100 million in Eightco Holdings Inc. (NASDAQ: ORBS) through a private investment in public equity transaction in September 2025 and subsequent open-market purchases in March 2026, positioning us as the largest strategic investor in Eightco. In addition, in March 2026, we acquired 100% of the outstanding equity interest of Pier Two, a provider of institutional-grade blockchain infrastructure, for cash consideration consisting of $6.1 million, $10.5 million of our common stock, deferred consideration payable over 36 months with a present value of $12.0 million, and contingent earn-out consideration valued at $1.8 million payable in shares of our common stock. Capital deployed into strategic investments is subject to similar risk discipline, liquidity considerations, and governance oversight as our ETH treasury activities, and may introduce additional sources of earnings volatility unrelated to ETH price movements.
MAVAN — Made in America Validator Network
On March 25, 2026, we launched MAVAN (Made in America VAlidator Network), our proprietary institutional-grade Ethereum staking platform. MAVAN is designed to serve as an Ethereum staking destination for institutions, with a focus on security, performance, and resilience. The platform combines U.S.-based infrastructure for institutions requiring domestic validation with a flexible, globally distributed architecture to support clients worldwide. Originally developed to support our own Ethereum treasury, MAVAN has expanded to serve institutional investors, custodians, and ecosystem partners seeking best-in-class staking infrastructure. Following the Pier Two acquisition, Pier Two joined the MAVAN platform and began operating under the MAVAN brand. MAVAN supports staking across Ethereum and other supported digital asset networks through non-custodial staking infrastructure, validator operations, and staking-as-a-service.
In connection with our staking infrastructure strategy and the Pier Two acquisition, we formed MAVAN Holdings LLC (formerly Standard Validator LLC) to operate blockchain validation and staking activities. As of August 31, 2026, MAVAN Holdings LLC is majority-owned by us, with a 2% non-controlling equity interest held by Ethereum Tower LLC, which was granted in connection with the successful acquisition of Pier Two, as detailed in the Management Services Agreement, dated March 24, 2026 (the "March MSA"), between our subsidiary, BMNR Subsidiary One, LLC, and Ethereum Tower LLC.
Subsequently, BMNR Subsidiary One, LLC and Ethereum Tower LLC entered into a Mutual Termination Agreement to terminate the March MSA, effective as of the close of business on September 3, 2026. We did not incur any early termination penalties. In connection with the termination, MAVAN Holdings entered into a consulting services agreement with American Validator LLC, an affiliate of Ethereum Tower LLC, effective September 4, 2026, under which American Validator LLC provides us with consulting advisory support relating to MAVAN's Ethereum staking business, in exchange for a simplified and reduced fee of 1.50% of staking rewards on Company-staked Ethereum.
Reduced BTC Activities
In connection with the launch and growth of our Ethereum treasury and ETH staking operations, we have reduced our legacy BTC-related business. While we maintain flexibility to mine or hold BTC when market economics and risk-reward profiles may be attractive, we have not set a specific target for the amount of BTC we seek to hold and will continue to monitor market conditions to determine whether to purchase more BTC. Our limited BTC mining activities remaining are conducted through third-party hosting arrangements.
Our Holdings
As of August 31, 2026, our combined digital asset, equity and cash holdings totaled $15,393.6 million, consisting of: (i) 5,901,837 ETH with a fair value of $14,558.9 million (approximately 4.9% of the then-circulating ETH supply), (ii) 211 BTC with a fair value of $16.6 million, (iii) other digital assets with a fair value of $1.6 million, (iv) a strategic equity investment in Beast Industries Co. valued at $186.0 million, (v) other equity investments measure at cost of $8.3 million, and (vi) an equity method investment in Eightco Holdings Inc. valued at $77.1 million, and (v) total cash and cash equivalents of $545.1 million. Based on publicly available information, we are the largest ETH treasury holder globally. Our aspiration is to eventually hold approximately 5% of the total ETH supply. Subject to market conditions, we intend to issue debt or equity securities or engage in other capital raising transactions to acquire additional ETH and other digital assets and to increase our ETH holdings through native staking, option strategies and other yield-generating activities.
ETH and the ETH Ecosystem
Ethereum is a decentralized, open-source blockchain network enabling programmable smart contracts and decentralized applications. ETH is the native digital asset of the Ethereum network and is used as the unit of account to pay for transaction fees (“gas”), validator rewards, and computation. Since its launch in 2015, Ethereum has become the leading programmable settlement layer for decentralized finance, tokenization, and digital assets infrastructure, and it is the second-largest blockchain by market capitalization. Following Ethereum’s transition to proof-of-stake consensus in September 2022, the network’s energy consumption declined materially and a validator-based system for securing the network and earning staking rewards was introduced. Through our MAVAN platform, we operate institutional-grade Ethereum validator infrastructure, providing staking services to institutional investors, custodians, and ecosystem participants.
We believe that the growth and maturation of the Ethereum ecosystem has direct implications for our business model, which integrates (i) an ETH-anchored corporate treasury focused on disciplined accumulation and risk-managed yield generation, (ii) staking-as-a-service offered to third parties through MAVAN, and (iii) a capital-light operating platform providing Ethereum-adjacent services. We view the following Ethereum ecosystem developments as particularly relevant to our long-term strategy:
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
Scaling via rollups and Layer 2 networks. The Ethereum roadmap contemplates scaling through rollups and Layer 2 (“L2”) solutions that bundle transactions and settle them on Ethereum. Increased throughput at lower per-transaction costs may broaden addressable use cases and drive user adoption. We expect L2 growth to expand the universe of Ethereum-adjacent services—such as tooling, analytics, governance advisory, and treasuries—that are relevant to our advisory and services offerings.
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
Alignment with our ETH Treasury Strategy. We seek to grow total ETH holdings over time and to manage our treasury to balance security, liquidity, and risk-adjusted returns. We may stake ETH to earn rewards and, as appropriate, evaluate participation in related mechanisms (including liquid staking, restaking, or validator strategies) where we determine the risk-return and liquidity align with our policies and applicable law. We expect our ETH focus to influence capital allocation, risk management, product development, and service offerings across our business (the “ETH Treasury Strategy”).
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
Competition
We compete with:
•public and private companies holding ETH as treasury assets;
•digital asset miners and market-making firms; and
•asset managers offering digital asset-exposure products and yield services.
Competition is based on access to capital, technology, execution, security, regulatory posture, and reputation. While some competitors may possess greater resources, we believe our balance sheet strength, public-company structure, significant digital asset holdings and liquidity, treasury focus, and technical expertise provide differentiation.
We also face competition from other public and private companies pursuing digital asset treasury strategies, including ETH-focused treasuries, as well as from spot and staking exchange-traded products. The emergence of regulated investment vehicles providing exposure to ETH could reduce demand for our securities. In the institutional staking services market, we compete with established staking infrastructure providers, including Coinbase Cloud, Figment, Kiln, and others, many of which have greater operational scale, longer track records, and broader institutional client bases.
Market Cyclicality
Our results are influenced by digital asset price volatility and transaction activity, all of which fluctuate materially with macroeconomic and regulatory developments. Historically, our business has not exhibited predictable seasonal trends.

Regulatory Considerations
Ethereum and other cryptocurrency and blockchain technologies are subject to extensive and evolving regulatory requirements across multiple jurisdictions. We monitor guidance and enforcement activity by the Securities and Exchange Commission (“SEC”), Commodity Futures Trading Commission (“CFTC”), Financial Crimes Enforcement Network (“FinCEN”), Internal Revenue Service (“IRS”), Office of Foreign Assets Control (“OFAC”), and other domestic and foreign authorities. The regulatory treatment of digital assets, staking activities, validator operations, and staking-as-a-service activities remains uncertain and continues to evolve. Regulators have not provided definitive guidance on whether staking activities or staking rewards constitute securities transactions, commodity transactions, or money services business activities. Future changes could impose new licensing, registration, disclosure, capital, custody, segregation, or other requirements that could materially affect our operations, financial condition, or ability to offer staking services through MAVAN. In addition, as our operations expand internationally through MAVAN and the Pier Two acquisition, we are subject to the regulatory requirements of foreign jurisdictions, including Australia, which may impose additional compliance obligations. We are also subject to anti-money laundering, sanctions, and counter-terrorist financing requirements, and our use of blockchain technology may expose us to compliance risks in connection with these obligations.
Human Capital Resources
As of August 31, 2026, we employed 26 individuals and engaged 4 dedicated contractors including MAVAN. We strive to attract and retain professionals with expertise in digital assets, engineering, compliance, and finance. We emphasize integrity, transparency, and risk discipline, support equal-opportunity employment, and maintain a safe and inclusive workplace. No employees are represented by a labor union, and we have experienced no work stoppages. We believe our employee relations are good.
Following our acquisition of Pier Two in March 2026, our headcount increased to include specialized blockchain infrastructure, validator operations, business development, and staking technology personnel based in Australia and the United States. We expect to continue to invest in human capital to support our growing staking infrastructure, treasury management, cybersecurity, compliance, and advisory capabilities.
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

Item 1A. Risk Factors.
Ownership of our securities involves a high degree of risk. You should carefully consider the risks described below, together with all other information contained in or incorporated by reference into this Annual Report on Form 10-K, including our audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following discussion highlights material risks that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, prospects and the trading price of our common stock and our preferred stock. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the risks actually occur, our business could be materially harmed and the market price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Digital Asset Prices, Network Dynamics and Treasury Holdings
Volatility in the prices of ETH and BTC may materially and adversely affect our business, financial condition and results of operations.
Our revenues, gross margins, liquidity and ability to service obligations depend significantly on prevailing ETH prices and, less so, BTC prices. Substantially all of our staking revenue is received in ETH rather than U.S. dollars. As a result, the U.S. dollar value of our staking revenue fluctuates with ETH prices, separate from and in addition to the effect of ETH price changes on the value of our ETH treasury holdings, and a decline in ETH prices would reduce our reported revenue even if the amount of ETH we earn from staking remains unchanged. Prolonged or sharp price declines, or heightened volatility, may impede ETH ecosystem growth, reduce the carrying value and liquidity of digital assets held, and decrease investor demand for our securities, including our 9.50% Redeemable Preferred Stock. During the fiscal year ended August 31, 2026, we recognized unrealized losses on digital assets of approximately $6.2 billion, driven primarily by declines in the fair value of ETH. Because we account for digital assets at fair value under ASC 350-60, price declines are immediately reflected in our results of operations, which may result in significant reported net losses even when we have not sold the assets.
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
Digital assets built on blockchain technology were only introduced in 2008 and remain in the early stages of development. In addition, different digital assets are designed for different purposes. Ethereum, for instance, was designed to serve as a smart contract and decentralized application platform, while Bitcoin was designed to serve as a peer-to-peer electronic cash system. Many other blockchain networks, ranging from cloud computing to tokenized securities networks, have only recently been established. The further growth and development of any digital assets and their underlying networks and other cryptographic and algorithmic protocols governing the creation, transfer and usage of digital assets and related assets represent a new and evolving paradigm that is subject to a variety of factors that are difficult to evaluate, including:
•many digital assets and networks have limited operating histories, have not been validated in production, and are still in the process of developing and making significant decisions that will affect the design, supply, issuance, functionality, and governance of their respective digital assets and underlying blockchain networks, any of which could adversely affect their respective digital assets;
•many blockchain networks are in the process of implementing software upgrades and other changes to their protocols, which could introduce bugs, security risks, or adversely affect the respective blockchain networks;
•several large networks, including Ethereum and Bitcoin, are developing new features to address fundamental speed, scalability, and energy usage issues. If these issues are not successfully addressed, or if these networks do not achieve widespread adoption, it could adversely affect the underlying digital assets;
•security issues, bugs, and software errors have been identified with many digital assets and their underlying blockchain networks, some of which have been exploited by malicious actors. There are also inherent security weaknesses in some digital assets, such as when creators of certain blockchain networks use procedures that could allow hackers to counterfeit tokens. Any weaknesses identified with a digital asset could adversely affect its price, security, liquidity, and adoption rate. If one or more malicious actors obtain a majority of the compute or staking power on a digital asset network, as has happened in the past, it may be able to engage in illicit activity, which could cause financial losses to holders, damage the network’s reputation and security, and adversely affect its value;
•advances in quantum computing could render the cryptography securing Ethereum, Bitcoin and other blockchain networks vulnerable to attack. If these networks do not timely adopt post-quantum cryptographic standards, malicious actors could derive private keys, steal digital assets or compromise validator operations, and even the perception of such a threat could adversely affect the price, liquidity and adoption of digital assets, including the ETH we hold and stake;
•blockchain networks may have consolidated points of failure (such as concentrated ownership or an “admin key”), allowing a small group of holders to have significant unilateral control and influence over key decisions related to their blockchain networks, such as governance decisions and protocol changes, as well as the market price of such digital assets;
•if rewards and transaction fees for miners or validators on any particular digital asset network are not sufficiently high to attract and retain miners or validators, a blockchain network’s security and speed may be adversely affected, increasing the likelihood of a malicious attack;
•the governance of many decentralized blockchain networks is by voluntary consensus and open competition, and many developers are not directly compensated for their contributions. As a result, there may be a lack of consensus or clarity on the governance of any particular digital asset network, a lack of incentives for developers to maintain or develop the network, and other unforeseen issues, any of which could result in unexpected or undesirable errors, bugs, or changes, or stymie such network’s utility and ability to respond to challenges and grow; and
•many blockchain networks are in the early stages of developing partnerships and collaborations, any or all of which may not succeed and adversely affect the usability and adoption of the respective digital assets.
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
The Ethereum network is subject to rapidly evolving technology, competitive dynamics (including alternative Layer 1 and Layer 2 networks), and changing regulatory and market-structure frameworks. Adverse developments—including protocol upgrades with unintended consequences, forks or chain instability, validator concentration, consensus failures, smart contract vulnerabilities, L2 settlement failures, bridge exploits, or regulatory restrictions—could reduce the value or liquidity of ETH and impair our treasury strategy. Our revenue is now substantially concentrated in ETH staking and validation activities conducted through our MAVAN platform. For the fiscal year ended August 31, 2026, staking and validation revenue represented approximately 97% of our total revenue. A material adverse development affecting the Ethereum network, staking economics, or our MAVAN infrastructure could disproportionately affect our revenue and results of operations.
Our shift towards an ETH-focused strategy requires substantial changes in our day-to-day operations and exposes us to new operational risks.
Our shift towards an ETH-focused strategy, including staking, restaking, liquid staking, and other decentralized finance activities, exposes us to new operational risks.
Staking ETH involves holding a certain amount of ETH in a smart contract and running software known as a “validator node.” Validators are randomly selected to propose blocks of transactions to be added to the Ethereum blockchain. Validators earn newly issued ETH as consensus-layer rewards for performing duties such as attesting to and successfully proposing blocks. A validator that successfully proposes a block may also receive execution-layer rewards from transaction priority fees. The Ethereum network also imposes penalties on validators that experience downtime or propose incorrect blocks; these penalties, known as “slashing,” reduce the ETH staked to the validator node. Errors in key management, inadequate slashing protection, or failure to maintain required uptime could reduce rewards or result in the loss of staked ETH.
We may choose to operate our own validator services or delegate our ETH to third-party validation service providers. If we use a third-party validation service, we would share staking rewards with that provider, although it may have more sophisticated technology that could generate greater rewards. In either case, staking increases the risk of loss of ETH, including through slashing penalties, hacking of staking smart contracts, validator failures, and operational or cybersecurity incidents.

The ETH ecosystem rapidly evolves, with frequent upgrades and protocol changes that may require significant adjustments to our operational setup, including software, hardware, key-management and compliance procedures. These changes may require unanticipated costs and cause temporary service disruptions. Technical failures or operational errors could affect our ability to obtain ETH rewards or gas fees and cause us to fail to meet our financial projections.
Staked ETH is subject to lock-up and unbonding periods during which it cannot be withdrawn or sold. We may seek to mitigate this risk through liquid staking arrangements, but liquid staking tokens may not track ETH and could diverge in value, particularly if validators are slashed or the relevant smart contract is compromised. Any of these operational risks could materially and adversely affect our ability to execute our ETH strategy, prevent us from realizing positive returns, and severely harm our financial condition.
Our digital asset treasury business model has multiple layers of corporate finance risks.
Our ETH Treasury Strategy has multiple layers of risk based on corporate finance principles and blockchain mechanics, including but not limited to the following:
•Share Repurchase Program Risk: We have authorized up to $4.0 billion in share repurchases. Repurchases reduce our cash reserves and may limit our ability to fund operations, service preferred stock dividends, or respond to market opportunities.
•Potential Premium Collapse: Our digital asset treasury relies on equity premiums to raise capital accretively. If share prices fall below NAV, treasury accumulation on our balance sheet may slow down or halt. Decreasing premiums paid for our shares may signal a lack of investor enthusiasm for our ETH Treasury Strategy.
•Liquidity and Macro Sensitivity: Digital asset treasury company equities are typically high-beta assets. For example, a 20% ETH correction can result in 50% equity drawdowns due to leverage and collapsing premiums.
•Dilution Concerns: Repeated capital raises through ATMs, PIPEs, and RDOs may desensitize investors. Without yield growth or NAV accretion, new issuances risk being seen as opportunistic liquidity events rather than long-term expansion. During the fiscal year ended August 31, 2026, we raised approximately $13.6 billion, gross, through ATM sales and other equity offerings, resulting in significant dilution to existing stockholders.
Together, these risks form the structural challenges of our ETH Treasury Strategy. Its success depends on maintaining perpetual premium expansion in a market that is inherently cyclical.
Our ETH Treasury Strategy and any decision to hold other digital or alternative assets may increase our exposure to market volatility and potential uninsured losses.
Market conditions and operational needs may necessitate longer holding periods, increasing exposure to price swings. In connection with our ETH Treasury Strategy, or other digital assets or alternative investments we own or may purchase in the future, we could be exposed to additional volatility, regulatory, and market structure risks specific to those assets. We are currently exposed to potential uninsured losses to the extent digital asset balances exceed the custodian’s applicable insurance coverage.
Operational, Cybersecurity and Custody Risks
Our staking and validator operations conducted through MAVAN are subject to significant risks, including slashing, lock-up periods, smart contract vulnerabilities, liquidity constraints, counterparty exposure, and operational failures, any of which could result in a partial or total loss of staked ETH or a material reduction in staking revenue.
Staking requires operational reliability and adherence to protocol rules. Validators that act maliciously or suffer extended downtime can be “slashed,” resulting in a partial loss of staked principal. Slashing may be triggered by validator misconduct as well as by operational errors, such as running duplicate validator keys, software bugs or misconfigurations, or failures in slashing-protection systems, whether at MAVAN or at a third-party staking provider. Because we operate a significant number of validators using common infrastructure, a single operational failure could cause correlated slashing across many of our validators, resulting in substantial losses of staked ETH. In addition, slashing of validators that MAVAN operates for third-party customers could result in claims, indemnity obligations, and loss of customers. Staking may also involve unbonding or lock-up periods that reduce liquidity and flexibility. We generate substantial revenue from native ETH staking, including through MAVAN, and any failure in our validator operations or at a third-party staking provider could result in losses, reputational harm, and reduced revenue.
Through our MAVAN platform, we operate validator nodes and provide staking infrastructure services. The performance, security, and reliability of MAVAN are critical to our staking operations and revenue. A failure or disruption at MAVAN, including a software or hardware failure, loss of connectivity, cybersecurity incident, power outage, validator downtime, or failure to implement protocol upgrades, could result in loss of staked assets, slashing penalties, reduced rewards, and loss of institutional staking clients.
Liquid staking or restaking mechanisms may involve additional smart contract risk, rehypothecation or correlated exposures, and market-liquidity considerations for derivative tokens. Smart contract vulnerabilities, validator failures, or adverse changes to the Ethereum protocol could reduce or eliminate staking rewards or result in a partial or total loss of staked ETH.
The Ethereum protocol may be modified in ways that reduce or eliminate staking rewards, and regulatory developments in the United States and abroad may affect our ability to stake ETH or the economic terms on which staking is conducted. Any such changes could materially reduce our staking revenues and the value of our ETH holdings. There can be no assurance that staking yields will remain at levels sufficient to support our current business model or dividend policy, and investors should not place undue reliance on historical staking yields as indicative of future performance.
The Ethereum network is subject to rapidly evolving technology, competitive dynamics, and changing regulatory and market-structure frameworks.
The Ethereum network is subject to ongoing development, including protocol upgrades, scaling solutions, rollups, Layer 2 networks and bridges, any of which could result in disruptions, forks, security incidents or unanticipated changes to staking economics. If the Ethereum network is disrupted or encounters any unanticipated difficulties, processing of transactions may be disrupted, which could prevent us from depositing or withdrawing ETH or otherwise effecting ETH transactions. Adverse developments—including protocol upgrades with unintended consequences, forks or chain instability, validator concentration, consensus failures, smart contract vulnerabilities, Layer 2 settlement failures, bridge exploits, or regulatory restrictions—could reduce the value or liquidity of ETH and impair our treasury strategy.
Many Layer 2 networks rely on fraud proofs, validity proofs, sequencing, bridging contracts and centralized or semi-centralized governance during early phases. Security or operational failures at a Layer 2 or bridge could lead to loss of funds, delays in withdrawals, or market dislocations affecting assets bridged to or from Ethereum. Our operations could be adversely affected by such disruptions, particularly if we hold or accept assets that are bridged or rely on Layer 2 settlement pathways.
Although we do not currently intend to mine ETH, digital asset validating operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for validating operations. Additionally, validators may be forced to cease operations during an electricity shortage or power outage.
Advances in quantum computing or artificial intelligence could compromise the cryptography securing the Ethereum network, our ETH holdings and our validator operations, which could materially adversely affect our business, financial condition, results of operations and the market price of our securities.
The Ethereum network relies on cryptographic algorithms to secure transactions, protect digital assets and validate network activity. Advances in quantum computing or artificial intelligence (AI) could eventually make certain of these algorithms vulnerable to attack. The future point at which this is projected to occur is sometimes called "Q-Day." No quantum computer is currently known to be able to compromise Ethereum's cryptographic systems, but such capabilities could emerge sooner than anticipated and with little warning. Advances in artificial intelligence could speed up progress in quantum computing and the development of methods to exploit cryptographic weaknesses. AI could also be combined with quantum capabilities to identify vulnerable targets, automate attacks and exploit vulnerabilities faster than the Ethereum ecosystem, our custodians or our service providers can respond. AI could also lead to new methods of breaking Ethereum's cryptography using conventional computers, without the need for a quantum computer. Such methods could emerge before Q-Day and with little or no warning.

Ethereum currently relies on elliptic-curve cryptography to authenticate transactions and secure validator signatures. Sufficiently advanced quantum computers could potentially derive private keys from exposed public keys, allowing unauthorized parties to misappropriate ETH. Such losses would likely be irreversible. The custodial and multisignature arrangements used to protect an owner’s ability to access its ETH generally rely on the same types of cryptography. Diversifying across custodians therefore may not mitigate this risk, and insurance providers may not cover all or any losses resulting from such an event. Quantum-related vulnerabilities could also disrupt transaction processing, impair network security, interrupt our staking operations or prevent us from accessing or withdrawing staked ETH. Our signing infrastructure is designed not to be directly accessible from the internet, and the compromise of one validator key would not by itself expose our other keys. However, if multiple validator keys were compromised, or our signing infrastructure were breached, we could suffer slashing or losses across many validators at once.. A compromise affecting validators we operate for third parties could also lead to customer claims and reputational harm.
The Ethereum Foundation and the broader Ethereum community are developing new cryptographic protections to help prevent attackers using quantum computers from forging transaction approvals or posing as legitimate validators. Supporting technologies are targeted for production readiness in 2027, with continuing upgrades anticipated thereafter. Through MAVAN, we are contributing to these efforts through the development of Lantern and participating in post-quantum interoperability testing. However, there can be no assurance that effective protections will be adopted in time. Implementing them could require significant protocol changes, coordination among a decentralized community of participants, and migration of wallets and validator keys. Any of these steps could introduce new vulnerabilities, disruptions or forks. Even if such technologies are adopted, we and our custodians and service providers may not implement the necessary changes in a timely or effective manner, and doing so could involve significant costs.
Actual or perceived quantum-related vulnerabilities, whether or not exploited, could undermine confidence in Ethereum and cause substantial declines in the value of ETH. Because we measure our digital assets at fair value, any such decline would adversely impact our results of operations. As a substantial majority of our revenue comes from Ethereum staking, any disruption to staking could also materially reduce our staking revenue and liquidity, which could have a material adverse effect on our results of operations and ability to raise capital, and materially adversely affect the market price of our securities.
In connection with our focus on ETH, we expect to interact with various smart contracts deployed on the ETH network, which may expose us to risks and technical vulnerabilities.
In connection with our ETH strategy, including staking, restaking, and other decentralized finance activities, we expect to interact with various smart contracts deployed on the ETH network in order to optimize our strategy. Smart contracts are self-executing code that operate without human intervention once deployed. Decentralized protocols and token standards underpin many Ethereum-based activities. Exploits or failures, whether in widely used standards, core protocol implementations, bridges, or oracles, can cause material losses or network instability.
Smart contracts and decentralized applications may contain bugs, security vulnerabilities, poorly designed permission structures, or administrative keys that could be misused or compromised, potentially allowing a bad actor to issue assets, alter contract logic, or otherwise compromise the smart contract or decentralized application. Like all software code, smart contracts are exposed to coding flaws and security vulnerabilities that can lead to the loss of assets held on or transacted through the contract or decentralized application.
DeFi protocols may be governed by token holders or other participants whose incentives may not align with ours. Governance attacks, manipulation of voting or pricing mechanisms, oracle failures, and flash-loan attacks could be used to exploit a protocol or cause losses, including by temporarily manipulating asset prices or collateral values. Exploits stemming from admin key misuse, admin key compromise, or protocol flaws have occurred in the past and may occur in the future.
Any vulnerability in a smart contract we interact with could result in the loss or theft of ETH or other digital assets, an inability to access funds, or an interruption of our operations. Even if we are not directly exposed to a compromised protocol, contagion effects can depress market prices, reduce liquidity, and disrupt counterparties or service providers on which we rely. There is no assurance that the smart contracts we integrate with or rely upon will function as intended or remain secure, and exploitation could have a material adverse effect on our business and financial condition.
MAVAN and Institutional Staking Operations Risks

Our recent strategic transactions, including the acquisition of Pier Two and the launch of MAVAN, may not be successfully integrated or generate the anticipated benefits, and our projected staking revenue figures are based on assumptions that may prove incorrect.
On March 24, 2026, we acquired Pier Two Holdings Pty Ltd and launched MAVAN to support our ETH Treasury Strategy. Integrating MAVAN’s validator operations, personnel, technology, systems, controls, and processes may divert management time and resources and result in unexpected costs, delays, failures to retain key personnel, operational deficiencies, or failure to achieve the anticipated benefits of the transactions.
Our projected staking revenue figures are based on assumptions regarding the amount of ETH staked, staking yields, validator uptime, network rewards, fees, customer adoption, pricing, operating costs, and the timing and success of MAVAN’s development. These assumptions may prove incorrect, and actual staking revenue, margins, cash flow, and financial results may differ materially from our projections.
Our revenue is highly concentrated in ETH staking and validation operations conducted through MAVAN, and any disruption to those operations, decline in staking yields, decline in ETH prices, or adverse protocol change would have a disproportionate impact on our results of operations and financial condition.
For the fiscal year ended August 31, 2026, revenue from staking and validation represented approximately 97% of our total revenue. As a result, a material disruption to MAVAN or related validator operations, a decline in staking yields, validator downtime, loss of staking clients, or an adverse change to the Ethereum protocol could disproportionately reduce our revenue, liquidity, and results of operations. In addition, because our staking rewards are received in ETH, a decline in ETH prices would reduce the U.S. dollar value of our staking revenue, even if the amount of ETH we earn remains unchanged.
Staking yields are not fixed and may fluctuate with the total amount of ETH staked, protocol upgrades, network transaction volume, priority fees, validator participation, ETH prices, and broader market conditions. Future protocol changes or regulatory developments could further reduce yields or restrict our ability to conduct staking and validation activities.
Regulatory uncertainty regarding the classification and treatment of staking activities and staking rewards in the United States and abroad may subject us to additional compliance obligations, restrict our staking operations, or require changes to MAVAN’s business model.
Regulators in the United States and other jurisdictions may determine that staking, validator operations, staking-as-a-service, or staking rewards constitute securities, commodities, money transmission, investment advisory, or other regulated activities. Such determinations could require registration, licensing, reporting, custody, capital, consumer-protection, tax, sanctions, or anti-money-laundering measures; increase compliance costs; restrict or suspend our staking operations; or require us to modify or discontinue aspects of MAVAN.
These developments could also affect the legal or tax treatment of staking rewards, the economics of validator operations, and the services we can offer to clients. We may be required to restructure MAVAN’s business model, limit the assets or customers that it services, or incur substantial costs to comply with new requirements, and we cannot predict whether any such changes would permit MAVAN to operate at its current scale or profitability.
We rely on infrastructure providers and key personnel to support MAVAN’s validator operations.
MAVAN depends on third parties for infrastructure, connectivity, hosting, software, security, monitoring, and other services, and depends on personnel with specialized technical and operational knowledge. Any failure, delay, service interruption, cyber incident, dispute, insolvency, termination, or deterioration in performance could impair validator uptime, reduce rewards, increase costs, or require us to transition services on short notice.
Our ability to operate MAVAN also depends on recruiting, training, and retaining qualified engineers, validators, cybersecurity professionals, and other personnel. Competition for this talent is intense, and the loss of key personnel or inability to maintain adequate staffing could delay upgrades, weaken controls, increase operational errors, and adversely affect our ability to provide reliable staking and validation services.
MAVAN’s planned expansion from an internally-focused staking platform to a commercial staking-services provider introduces new customer acquisition, competitive, service-level, and reputational risks.

A commercial staking-services business requires us to acquire and retain customers, compete with established providers, price services appropriately, comply with customer-specific requirements, and satisfy service-level and reporting commitments. We may incur significant sales, onboarding, support, compliance, insurance, and technology costs before generating sufficient revenue, and there is no assurance that we will attract customers or operate the commercial platform at the scale or profitability we anticipate.
Service outages, slashing events, security incidents, failures to meet service levels, disputes over rewards or fees, or the loss or impairment of customer assets could result in claims, indemnity obligations, regulatory scrutiny, customer attrition, and reputational harm. These risks may be amplified as MAVAN serves third-party customers rather than only our own treasury.
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
Our strategy is focused on ETH as our primary treasury asset. Sustained price declines in ETH or underperformance relative to other assets could reduce our revenue, because our staking rewards are received in ETH, reduce the carrying value of our digital assets, increase the frequency or magnitude of impairment charges under applicable accounting policies, and diminish our ability to raise capital or maintain compliance with exchange listing standards.
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
We face risks relating to the custody of our ETH, including the loss or destruction of private keys required to access our ETH and cyberattacks or other data loss relating to our ETH, including smart contract related losses and vulnerabilities.
We hold our ETH with regulated custodians that have duties to safeguard our private keys, and use multisignature keys to prevent unauthorized access in accordance with our treasury operations. Our custodial services contracts do not restrict our ability to reallocate our ETH among our custodians, and our ETH holdings may be concentrated with a single custodian from time to time. We continually seek to engage additional custodians to achieve greater diversification, but multiple custodians may utilize similar wallet infrastructure, cloud service providers or software systems, which could increase systemic technology risk.

If the availability of custodians that can safely custody our ETH decreases, including because of regulatory developments or enforcement actions, we may need to enter into less favorable agreements or take other measures to custody our ETH. Our ability to diversify custodial services could be materially adversely affected. Although we conduct due diligence on custodians and smart contract platforms, that diligence may not uncover operational deficiencies, hidden vulnerabilities, or legal noncompliance.
Our use of custodians exposes us to the risk that ETH held on our behalf could be subject to insolvency proceedings and that we could be treated as a general unsecured creditor, inhibiting our ability to exercise ownership rights. Applicable insolvency law is not fully developed with respect to digital assets held in custodial accounts, and commingling or contested ownership claims could materially delay access to our ETH. Recent high-profile failures and hacks of digital asset service providers, including the February 2025 Bybit hack, illustrate the risk of unauthorized access, theft, operational failure, and contested claims. Any loss associated with such insolvency proceedings may not be covered by insurance.
Digital assets are generally controllable only by the possessor of the unique private key relating to the wallet in which they are held. If a private key is lost, destroyed, compromised, or otherwise unavailable and no backup is accessible, we will be unable to access the related digital assets. Digital assets and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, employee or service-provider misconduct or error, and other malicious activity. Any such loss or compromise could result in significant losses, customer claims, regulatory scrutiny, reputational harm, and adverse effects on our business, operating results, and financial condition.
Our custody arrangements and any smart contract platforms we use may expose us to additional technical and legal risks. A smart contract vulnerability, coding error, exploit, or poorly designed permission structure could result in loss or theft of ETH or other digital assets, an inability to access funds, or an interruption of our operations, and the loss may be irreversible. There is no assurance that any custodian, wallet infrastructure, or smart contract platform will function as intended or remain secure.
Insurance coverage may be limited by policy amounts, exclusions, deductibles, insurer solvency, and the circumstances of a loss, and may not cover losses arising from insolvency, commingling, private-key compromise, smart contract exploits, or protocol failures. Our assets may be insufficient to cover amounts exceeding our insurance coverage or any custodian’s applicable coverage, and we may be exposed to substantial uninsured losses. Digital assets held with custodians and trade execution partners do not enjoy the same protections as cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.
Regulatory, Legal and Policy Risks
We are subject to an extensive, highly evolving and uncertain regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results and financial condition.
Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing financial services and banking, trust companies, securities, derivative transactions and markets, broker-dealers and alternative trading systems (“ATS”), commodities, credit, digital asset custody, exchange, and transfer, cross-border and domestic money and digital asset transmission, commercial lending, usury, foreign currency exchange, privacy, data governance, data protection, cybersecurity, fraud detection, payment services, consumer protection, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, digital assets, generative artificial intelligence (“AI”) and related technologies. As a result, some applicable laws and regulations do not contemplate or address unique issues associated with blockchain and digital assets industry, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules and regulations thereunder, evolve frequently and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the blockchain and digital assets industry requires us to exercise our judgment as to whether certain laws, rules and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on or temporary or permanent suspensions of our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition. In particular, the regulatory treatment of ETH staking, validator operations, and staking-as-a-service activities remains uncertain. The SEC, CFTC, and state regulators have not provided definitive guidance on whether staking activities constitute securities, commodities, or other regulated activities. Adverse regulatory determinations or enforcement actions could require us to register, restructure, or discontinue our staking operations, which would materially affect our business and results.
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
Changes in geopolitical, social or general economic conditions, including macroeconomic conditions, could adversely affect our business.
Our business, financial condition, results of operations, liquidity, access to capital, and the market price of our securities may be adversely affected by macroeconomic conditions, including changes in interest rates, inflation, monetary and fiscal policy, currency devaluations, trade restrictions, tariffs, and global economic uncertainty. These conditions may affect the cost and availability of capital, demand for digital assets and related services, technology and energy costs, and investor sentiment.

Geopolitical conflict, including conflicts in Ukraine, Iran, and Gaza, and the global response to those conflicts could result in sanctions, trade restrictions, supply disruptions, cyber incidents, market volatility, or changes in energy and technology availability. Trade policies and tariffs affecting technology supply chains, and other events and circumstances, including political or social instability, natural disasters, pandemics, or disruptions to financial and digital-asset markets, could adversely affect our operations, the value and liquidity of digital assets, and investor sentiment.
Financing, Liquidity, Capital Markets and Listing Risks
We may be unable to raise additional capital when needed or on acceptable terms, and future financings may be highly dilutive.
Our growth plans and our ability to respond to market opportunities depend on access to equity or debt financing and cash flows from operations. Market conditions for digital asset-related issuers may limit capital availability or increase dilution and financing costs. Future securities offerings, including under our shelf registration statement and prospectus supplements, may significantly dilute existing stockholders and depress our stock price. During the fiscal year ended August 31, 2026, we raised substantial capital through our ATM Program, underwritten offerings, and private placements, significantly increasing our outstanding share count. As of August, 31, 2026, we had 613,267,022 shares of common stock outstanding, compared to 232,412,324 shares as of August 31, 2025.
Failure to maintain exchange listing standards may reduce liquidity, increase financing costs, and negatively affect valuation.
Our listing on the New York Stock Exchange subjects us to continued quantitative and qualitative listing requirements. Failure to maintain minimum price, market capitalization, public float, shareholder equity, governance, or filing standards could result in warnings, additional costs, or delisting, reducing liquidity and potentially triggering defaults or investor redemptions.
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
The terms of our 9.50% Redeemable Preferred Stock may limit our operational and financial flexibility.
In June 2026, we issued 3,500,000 shares of our 9.50% Redeemable Preferred Stock with a stated amount of $100 per share. The Preferred Stock carries cumulative dividend rights at an annual rate of 9.50% and ranks senior to our common stock with respect to dividend payments and rights upon liquidation. Our obligation to pay dividends on the Preferred Stock may reduce the cash available for common stock dividends, share repurchases, digital asset acquisitions, and other general corporate purposes. If we fail to pay dividends on the Preferred Stock four quarterly periods, the holders will have the right to elect one additional director to our Board, which could affect our governance and strategic decision-making. If we fail to pay dividends on the Preferred Stock six quarterly periods, the holders will have the right to elect two additional directors to our Board. The liquidation preference and dividend priority of the Preferred Stock may make it more difficult for us to raise additional equity capital in the future on terms favorable to our common stockholders.
Staking yield volatility may materially and adversely affect our ability to pay dividends on the Preferred Stock.
A significant portion of our revenue and cash generation is derived from staking rewards earned on our ETH holdings. Staking rewards are not fixed and may fluctuate based on the total amount of ETH staked across the network, changes to the Ethereum protocol, network transaction volume and priority fees, validator participation, and broader macroeconomic and cryptocurrency market conditions. As the total amount of ETH staked increases, the reward rate per validator generally decreases, which could materially reduce the yield we earn on our staked assets.
Because we rely on staking income to fund operating expenses and dividend payments, a sustained decline or period of heightened volatility in staking yields could impair our ability to meet obligations and maintain dividends. Staking rewards are denominated in ETH, so a decline in ETH’s price concurrent with a decline in staking yields would compound the adverse effect on cash flow and dividend coverage. The Board retains discretion over the declaration and payment of dividends, and there can be no assurance that dividends will be declared or paid in any particular amount or at all.
Future Ethereum upgrades, changes to issuance or reward mechanisms, new staking paradigms, regulatory developments, and continued issuance of ETH could further reduce staking yields or the price and liquidity of ETH. There can be no assurance that staking yields will remain sufficient to support our current business model or dividend policy, and historical staking yields should not be viewed as indicative of future performance.
Our option strategies and strategic investments expose us to additional volatility and counterparty risks.
We generate ETH option premium income through option strategies on our ETH holdings. These strategies expose us to changes in ETH prices and volatility, exercise and settlement risk, collateral requirements, liquidity constraints, and the creditworthiness and performance of counterparties. Losses or adverse fair-value changes could offset premiums received, reduce available liquidity, and impair our ability to cover dividend payments on the Preferred Stock.
Our strategic investments may be illiquid, may lose some or all of their value, and may introduce earnings volatility unrelated to ETH prices. We may be unable to realize value from these investments when needed, and losses or additional capital requirements could reduce cash available for operations or dividends.
We may be unable to access capital markets on acceptable terms, which could increase the cost of issuing parity or junior preferred stock and adversely affect our ability to maintain dividends on the Preferred Stock.
Our ability to fund operations, acquire ETH, support MAVAN, and pay dividends may depend on our ability to raise equity or debt capital. Adverse market conditions, declines in ETH or our securities, unfavorable investor sentiment, or restrictions affecting digital-asset issuers could limit access to capital or increase financing costs. If we cannot raise capital on acceptable terms, we may need to sell ETH or other assets at unfavorable prices, reduce investments and operations, or defer or limit dividend payments.
We may issue additional preferred stock, including parity or junior preferred stock, or other securities to raise capital or acquire ETH and other digital assets. The terms of future securities may increase our financing costs, dilute or subordinate existing holders, or impose restrictions that affect dividend payments. If we cannot issue such securities on acceptable terms, our liquidity and ability to maintain dividends on the Preferred Stock could be materially adversely affected.
Accounting, Financial Reporting and Internal Control Risks
Complex and evolving accounting for digital assets and related items may increase the volatility of our reported results and require significant judgment.
We make critical accounting estimates regarding impairment, fair value measurements, estimated useful lives of miners and infrastructure, revenue recognition (including principal-versus-agent considerations in pools), and the classification and presentation of digital assets. Changes in market inputs, evolving practice, or future GAAP guidance could materially affect our reported results. We adopted ASC 350-60 for digital assets effective in fiscal year 2025, which requires fair value measurement with changes recognized in net income. This accounting treatment has resulted in significant volatility in our reported results of operations, including a net loss of approximately $6.3 billion for the fiscal year ended August 31, 2026, substantially all of which was attributable to unrealized fair value changes in our ETH and BTC holdings.
Our efforts to remediate material weaknesses in our internal control over financial reporting may be unsuccessful or result in increased costs and demands on management resources.
We are undertaking efforts to remediate identified material weaknesses in our internal control over financial reporting. These remediation efforts may require significant management attention and resources, including changes to our processes, systems and controls. We cannot assure you that our remediation efforts will be successful or that additional material weaknesses or significant deficiencies will not be identified. If we are unable to remediate identified material weaknesses or maintain effective internal control over financial reporting, our ability to report our financial results accurately and on a timely basis could be adversely affected.

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
We face competition from other public and private companies pursuing digital asset treasury strategies, including ETH-focused treasuries, as well as from spot and staking exchange-traded products. These competitors may have greater financial resources or operational scale than we do, and the emergence of regulated investment vehicles providing exposure to ETH could reduce demand for our securities, including the Preferred Stock.
Dependence on counterparties and strategic partners may concentrate risk and exacerbate disruptions.
Our agreements with counterparties and strategic partners, including advisors and financial intermediaries, can concentrate risk. Failures, disputes, terminations, or changes in terms could disrupt operations or curtail growth. Certain arrangements may require bespoke governance or include preferential rights that constrain flexibility.
Our acquisition of Pier Two and the MAVAN platform may not achieve the anticipated benefits, and integration risks could adversely affect our operations.
On March 24, 2026, we completed the acquisition of Pier Two Holdings Pty Ltd. The success of the acquisition depends on our ability to integrate MAVAN’s operations and personnel, retain key technical personnel, and achieve anticipated synergies. Integration may be complicated by differences in business practices, technology platforms, and regulatory environments, including Australian regulatory requirements. If we are unable to successfully integrate MAVAN’s operations or achieve the anticipated benefits of the acquisition, our business, results of operations, and financial condition could be adversely affected. In addition, we recorded goodwill of approximately $21.7 million in connection with the acquisition, which is subject to impairment testing. If the MAVAN platform does not perform as expected or market conditions deteriorate, we may be required to record impairment charges that could materially affect our results of operations.

We have obligations to pay dividends on our 9.50% Redeemable Preferred Stock, and our ability to make such payments depends on our liquidity and financial condition.
In June 2026, we issued 3,500,000 shares of our 9.50% Redeemable Preferred Stock, which carries annual dividend obligations. Our ability to pay dividends on the Preferred Stock depends on our liquidity, including cash on hand, staking yields, and access to capital markets. Volatility in ETH prices, changes in staking economics, or disruptions to our capital market access could impair our ability to meet dividend obligations, which could adversely affect the market price of the Preferred Stock and our ability to access capital on favorable terms.
We may be deemed an investment company under the Investment Company Act of 1940, which would subject us to significant regulatory restrictions.
Our business strategy involves the accumulation and holding of ETH and other digital assets as our primary treasury reserve assets. If digital assets were to be deemed “investment securities” under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or if the SEC or a court were to determine that our business activities constitute those of an investment company, we could be required to register under the Investment Company Act. Registration as an investment company would impose significant regulatory requirements and restrictions on our operations, including limitations on capital structure, the ability to transact with affiliates, compensation arrangements, and the ability to issue securities, any of which could materially limit our ability to pursue our ETH Treasury Strategy. We believe that we are not currently required to register as an investment company based on the nature of our operating activities, including our staking and validation operations, advisory services, and BTC mining activities; however, we cannot assure you that the SEC or a court would agree with our analysis. Changes in the composition of our assets, the nature of our activities, or applicable legal or regulatory standards could cause us to become subject to Investment Company Act regulation, which would have a material adverse effect on our business and financial condition.
Our derivative activities, including ETH-denominated option contracts, involve risks that could result in significant losses.
During fiscal year 2026, we began entering into ETH-denominated option contracts, primarily through the sale of put options, as part of our digital asset treasury strategy. These derivative activities expose us to risks including unfavorable movements in ETH prices, counterparty credit risk, margin and collateral requirements, and the potential for significant mark-to-market losses. Our derivative positions could result in losses that exceed our premium income, impair our liquidity, and adversely affect our financial condition and results of operations.
Our strategic investments in early-stage blockchain companies may result in significant losses and increased earnings volatility.
We have made strategic equity investments in early-stage blockchain and digital asset companies, which we refer to as “moonshot” investments. As of August 31, 2026, we had equity investments measured at cost of approximately $194.4 million and equity method investments measured at fair value of approximately $77.1 million. These investments are inherently speculative and may result in partial or total loss of our investment. In particular, our equity method investment in Eightco Holdings Inc. is measured at fair value, and changes in Eightco’s stock price are recognized directly in our earnings. Adverse developments at any of our portfolio companies could result in impairment charges, fair value losses, and additional sources of earnings volatility unrelated to our core ETH treasury and staking operations.
The change in our fiscal year-end may complicate period-to-period comparisons and impose additional reporting obligations.
On July 9, 2026, our Board approved a change in our fiscal year-end from August 31 to December 31, effective following the completion of the fiscal year ending August 31, 2026. The transition will require us to file a transition report on Form 10-KT for the four-month transition period from September 1, 2026 through December 31, 2026. The shortened transition period may complicate period-to-period comparisons of our financial results and could create challenges in meeting filing deadlines, particularly given the concurrent transition of our independent audit firm. Additionally, the change may affect the timing of our annual meeting, proxy statement, and other disclosure obligations.
We depend on several third-party service providers, independent contractors and consultants for various administrative and operational functions and expertise.

Our business and management team rely on several third-party infrastructure providers, independent contractors and consultants to provide valuable advisory and consulting services to our management team regarding the management of our digital asset portfolio. Under our Digital Asset Consulting Agreement (the "DACA") with Ethereum Tower LLC (“ETH Tower”), we have agreed to pay consulting fees calculated based on the value of digital assets managed. The DACA provides for a ten-year initial term and may be terminated under limited circumstances, with liquidated damages payable if we elected to terminate without cause prior to expiration. Separately, we have agreements with multiple third-party custodial services providers as well as several administrative services providers which support our management team. If one or more of our third-party service providers fails to perform its obligations, experiences operational disruptions, or if a critical operational, consulting and/or contractual relationship is terminated, we may face significant costs and operational disruptions that could materially affect our business, and we may be unable to find suitable replacement services at comparable cost to our existing providers.
Our significant unrealized losses and accumulated deficit may adversely affect investor confidence, our stock price, and our ability to access capital.
As of August 31, 2026, we had an accumulated deficit of approximately $6.0 billion, driven primarily by unrealized fair value losses on our digital asset holdings under ASC 350-60. While these losses are primarily non-cash in nature and do not reflect actual dispositions of our digital assets, the reported net losses may adversely affect investor confidence, analyst coverage, index inclusion, and the willingness of counterparties to transact with us. Our accumulated deficit may also affect our ability to pay dividends on our common stock or Preferred Stock, maintain compliance with listing standards, and access capital markets on favorable terms.
Cybersecurity, Data Privacy and Intellectual Property Risks
Cybersecurity incidents may compromise our systems, or those of our strategic partners or third-party vendors, and could result in the loss of digital assets, business disruption, regulatory penalties, and reputational harm.
Our operations depend on the security, reliability, and continuous availability of our information technology systems, digital asset custody infrastructure, validator nodes, and the systems of our third-party service providers, including custodians, cloud computing providers, staking infrastructure operators, and other vendors. We routinely face cybersecurity threats that could compromise the confidentiality, integrity, or availability of our systems and data, including threats from organized criminal groups, nation-state actors, hacktivists, and other malicious parties. These threats are becoming increasingly sophisticated and may involve ransomware, phishing, social engineering, credential theft, distributed denial-of-service attacks, supply chain compromises, and the exploitation of software vulnerabilities, including zero-day exploits. The rapid development and deployment of artificial intelligence and machine learning tools may further increase the frequency, sophistication, and effectiveness of cyberattacks.
A successful cyberattack or other security incident affecting our systems, or those of our custodians, validator infrastructure providers, or other third-party service providers, could result in the theft, loss, or unauthorized transfer of our digital assets, including ETH and BTC; the compromise or destruction of private keys or other cryptographic credentials; unauthorized access to sensitive business, financial, or personal information; disruption of our validator operations, staking activities, or treasury management functions; or damage to our technology infrastructure. As of August 31, 2026, we held digital assets with a fair value of approximately $14.6 billion, and any successful attack targeting our digital asset holdings or custody infrastructure could result in significant and potentially irrecoverable financial losses.
We may not be able to anticipate, detect, or respond to all cyberattacks or security incidents in a timely manner. The costs of investigating and remediating cybersecurity incidents, enhancing our defenses, and complying with applicable breach notification and data protection laws may be substantial. In addition, a cybersecurity incident could result in regulatory investigations, enforcement actions, litigation, loss of customer and counterparty confidence, and reputational harm. Our insurance coverage may not be adequate to cover all losses arising from a cybersecurity incident. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, cash flow, liquidity, prospects, and the trading price of our securities.
Loss of key personnel or inability to recruit and retain qualified employees, including key technical personnel acquired in the Pier Two acquisition, may adversely affect our operations and growth.
Our success depends on the continued services of our senior management team, including our Chief Executive Officer, Chief Financial Officer, and other key executives, as well as the specialized technical, operational, and compliance personnel necessary to operate our digital asset treasury, staking infrastructure, and validator operations. Competition for experienced blockchain, digital asset, cybersecurity, and financial technology professionals is intense, and we may be unable to attract, retain, or replace qualified employees on acceptable terms. Much of MAVAN’s technical expertise was obtained through the Pier Two acquisition, and there can be no assurance that we will be able to retain key technical and operational personnel acquired in that transaction, particularly given the competitive market for blockchain infrastructure talent.
The loss of one or more key executives or technical personnel, or our inability to attract and retain qualified employees, could disrupt our operations, delay the execution of our strategic initiatives, impair our ability to maintain and expand our validator infrastructure, and adversely affect our competitive position. We do not maintain key-person life insurance on any of our executives or employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and the trading price of our securities.
Intellectual property disputes or alleged infringements could disrupt our business, divert management resources, and result in significant costs.
Our business relies on proprietary technology, trade secrets, and know-how related to our validator operations, staking infrastructure, digital asset treasury management, and related systems. We may be unable to adequately protect our intellectual property rights, and unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. In addition, third parties may assert that our technology, products, or services infringe, misappropriate, or otherwise violate their intellectual property rights. The defense of intellectual property claims, whether or not meritorious, can be time-consuming and costly, and could divert management attention from our business operations. An adverse outcome in any such proceeding could require us to pay significant damages, enter into licensing arrangements on unfavorable terms, or cease using certain technology, any of which could have a material adverse effect on our business, financial condition, and results of operations.
We are subject to data privacy and protection laws and regulations, and any failure to comply could result in regulatory penalties and reputational harm.
We collect, process, store, and transmit certain personal and sensitive information in connection with our operations, including employee data, investor information, and data related to our business partners and counterparties. We are subject to a variety of federal, state, and foreign laws and regulations relating to data privacy, data protection, and information security, including state consumer privacy laws and international data protection regulations. These laws and regulations continue to evolve and may impose new or additional obligations on our business. Compliance with these requirements may require significant resources and expenditures. Any failure or perceived failure to comply with applicable data privacy and protection laws, or any security breach involving personal or sensitive information, could result in regulatory investigations, enforcement actions, fines, litigation, and reputational damage, any of which could have a material adverse effect on our business, financial condition, and results of operations.
Litigation, governmental investigations, enforcement actions, and contractual disputes could expose us to significant liabilities and divert management resources.
We may from time to time be subject to litigation, governmental investigations, enforcement actions, and contractual disputes arising in the ordinary course of our business or in connection with our digital asset activities, staking operations, capital markets transactions, or strategic investments. The digital asset industry has been subject to heightened regulatory scrutiny and enforcement activity, and we could become the target of investigations, subpoenas, or enforcement proceedings by the SEC, CFTC, FinCEN, state regulators, or other governmental authorities. The costs of defending against such claims and proceedings, even if ultimately resolved in our favor, can be substantial and may divert management’s time and attention from our operations. An unfavorable outcome in any such matter could result in significant monetary damages, injunctive relief, consent orders, or other remedies that could have a material adverse effect on our business, financial condition, results of operations, and the trading price of our securities.
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
Governance
Our Board addresses cybersecurity risk management as part of its general oversight function. The Board is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. We maintain a cybersecurity risk management program designed to identify, assess, and manage material risks from cybersecurity threats to our information systems and the digital assets and data we handle. Our program includes periodic risk assessments, control implementation, testing, and incident response processes, and it is integrated with our broader enterprise risk management framework.
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
Item 2. Properties.
Our principal executive offices are located at 800 Connecticut Avenue, Norwalk, Connecticut 06854, where we lease office space under a lease with a remaining term of approximately 5 years with an option to extend another 5 years. We also maintain an office through WeWork in New York City under a lease that expires in 2027. Our previous operations in

Nevada, Georgia, Texas and Kentucky have been terminated as of August 31, 2026, and we no longer have any operations, facilities, or equipment at those locations. Our limited Bitcoin mining operations remaining are colocated with a shared facility provider in New York.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the New York Stock Exchange under the symbol “BMNR.” As of November 4, 2026, there were approximately 136 stockholders of record of our common stock. Such number does not include beneficial owners holding shares of our common stock through nominees.
Dividend Policy
Any future determination to declare cash dividends will be made at the discretion of the Board, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that the Board may deem relevant.
During the fiscal year ended August 31, 2026, we paid cash dividends totaling $4.3 million ($0.01 per share) to holders of common stock. In addition, during the fiscal year, we declared and paid dividends totaling 7.3 million on our 9.50% Redeemable Preferred Stock. See Note 10 to the Consolidated Financial Statements for additional information.
Recent Purchases of Equity Securities by the Issuer
The following tables provides information about Company purchases of equity securities that are registered by the Company pursuant to section 12 of the Exchange Act during the quarter ended August 31, 2026:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased (in millions)(2)
June 1-30, 2026	—	$—	—	$4,000.0
July 1-31, 2026	15,070,511	$16.58	15,070,511	$3,750.1
August 1-31, 2026	5,748,560	$18.09	20,819,071	$3,646.2
Total	20,819,071	$17.00	20,819,071	$3,646.2
(1)Represents share repurchases under the Company's previously announced $4 billion stock repurchase program.
(2)Represents approximate dollar value of shares that were available to be purchased under the stock repurchase program as of August 31, 2026. The program does not have a specific expiration date.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K and with our interim financial statements incorporated by reference. Further, for discussion and analysis on activity between 2024 and 2025, please refer to our 2025 Annual Report filed November 21, 2025. This MD&A is intended to provide investors with an understanding of our results of operations, financial condition, liquidity and capital resources, and critical accounting estimates through the eyes of management. It includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. The numbers below are presented in millions except for percentages as well as share and per share amounts.
Overview
We are a digital asset focused, blockchain infrastructure technology company. Beginning in the third calendar quarter of 2025, management expanded its existing digital asset business to primarily focus on the Ethereum blockchain and ETH as the digital asset. This included expanding toward an asset light operating model centered on Ethereum adjacent services (including advisory) and disciplined digital asset treasury management. Our results are now driven primarily by operating efficiency in a lower capex model, and Ethereum market conditions, including their impact on client activity, staking rewards generated from ETH holdings and the value of any ETH held in our treasury.
In June and July 2025, we strengthened our liquidity through an underwritten public offering of common stock, private placements, and the establishment of our ATM Program permitting sales of up to $24.5 billion of our common stock from time to time. During the fiscal year ended August 31, 2026, we sold 395.1 million shares of common stock under the ATM Program for aggregate gross proceeds of $13,201.5 million and net proceeds of $12,940.8 million. We also uplisted our common stock to the NYSE American in June 2025. On April 9, 2026, we further uplisted our common stock to the New York Stock Exchange. In June 2026, we issued 3,500,000 shares of Redeemable Preferred Stock at $80.00 per share and received gross proceeds of $280.0 million and net proceeds of $271.5 million after issuance costs. We used the proceeds for the purchase of ETH, to invest in our Moonshots portfolio, to make grants to critical participants in the Ethereum ecosystem and for general working capital.
Unless otherwise indicated, period to period comparisons are presented for the two most recent fiscal years consistent with Item 303 of Regulation S-K, as amended.
ETH Treasury Strategy, Drivers and Outlook
Our operating model is now anchored by our ETH Treasury Strategy and capital-light ecosystem services. The key drivers of our results include (i) ETH market conditions, which affect the value of our holdings and the economics of any staking or staking-adjacent activities; (ii) security, custody and compliance expenditures necessary to support institutional-grade treasury operations; and (iii) access to capital to opportunistically acquire ETH and invest in enabling infrastructure.
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
Liquidity considerations. Our liquidity planning considers ETH price volatility, the liquidity profile of any staked positions, and our ability to access capital markets through our shelf registration and at-the-market program. We intend to maintain sufficient liquidity to support operations, regulatory compliance, and security investments, while seeking opportunities to increase ETH holdings when market conditions are attractive.
Known events reasonably likely to affect future results. Our future results may be materially affected by changes in ETH prices and staking economics; regulatory developments pertaining to ETH, staking and custody; counterparty or custodian developments; cybersecurity investments and events; and market structure changes affecting liquidity and capital access for digital-asset issuers.
Key Performance Drivers
Key performance drivers include ETH market conditions and staking economics; staking revenue and staking as a service; share price performance; our ability to create and enhance shareholder value; and access to capital under our shelf and ATM Program. We focus on treasury security and liquidity, sizing of staking or staking adjacent activities, and maintaining flexibility to rebalance positions as risk return or regulatory contexts evolve. Given our pivot to an asset light, ETH focused model, energy use metrics from prior mining operations are no longer deemed useful, are immaterial and have been excluded from MD&A.

Results of Operations
Comparison of Results of Operations for Fiscal Years Ended August 31, 2026 and 2025.

	Fiscal Year Ended August 31,
	2026	2025	% Change
Revenue from staking and validation	$121.4	$—	NM
Revenue from self-mining	1.4	3.1	(56.7%)
Revenue from consulting	0.6	0.2	NM
Revenue from leasing	1.5	1.9	(18.3%)
Revenue from the sale of mining equipment	—	0.8	(100.0%)
Total Revenue	124.8	6.1	NM

Cost of Sales	18.3	5.8	NM

Operating expenses (income):
General and administrative expenses	376.9	361.1	4.4%
Unrealized loss (gain) from the digital assets holdings	6,229.1	(805.0)	NM
Total operating expenses	6,606.0	(443.9)	NM

Income (loss) from operations	(6,499.5)	444.2	NM

Other income (expense):
Change in fair value of warrant liability	257.9	—	NM
Loss on derivative contracts, net	(143.7)	—	NM
Issuance costs related to warrant offering	(9.4)	—	NM
Change in the fair value of equity method investment	(22.9)	—	NM
Interest income (expense), net	12.5	(0.2)	NM
Other expense	(0.6)	(3.1)	(79.7%)
Pre-tax income (loss)	(6,405.7)	440.9	NM

Income taxes (benefit)	(92.3)	92.3	NM
Net Income (loss)	(6,313.4)	348.6	NM
For the results of operations we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (“NM”).
Revenues
During the fiscal year ended August 31, 2026, revenues were $124.8 million, compared to $6.1 million during the fiscal year ended August 31, 2025. The increase in revenue was a result of the following:
•Revenue from staking and validation. During the fiscal year ended August 31, 2026, revenue from staking and validation was $121.4 million, while there was no revenue from staking and validation in the fiscal year ended August 31, 2025. The increase was a result of the Company initiating native staking in November 2025, with the intent for staking to become a primary yield generation strategy of the Company during the current fiscal year. Further, the Pier Two acquisition accounted for $10.8 million in staking revenue for the year ended August 31, 2026.
•Revenue from self-mining. During the fiscal year ended August 31, 2026, revenue from self-mining was $1.4 million, compared to $3.1 million in the fiscal year ended August 31, 2025. The Company is maintaining its small

BTC mining operations. However, mining revenue declined partially due to the suspension of self-mining operations during relocation in the year ended August 31, 2026.
•Revenue from consulting. During the fiscal year ended August 31, 2026, revenue from consulting was $0.6 million, compared to $0.2 million in the fiscal year ended August 31, 2025. All of the consulting revenue in 2026 was derived from the Company's consulting agreement with KULR Technology Group, Inc., under which the Company is obligated to provide various operational, maintenance and consulting services from May 16, 2025 to May 15, 2026. After completion of this contract, the Company does not expect to generate any further revenue from this source.
•Revenue from leasing. During the fiscal year ended August 31, 2026, revenue from the leasing of miners was $1.5 million, as compared to $1.9 million during the fiscal year ended August 31, 2025. This was due to less activity within its leasing contracts with KULR Technology Group, Inc. for the year ended August 31, 2026. After completion of this contract, the Company does not expect to generate any further revenue from this source.
•Revenue from the sale of mining equipment. During the fiscal year ended August 31, 2026, there was no revenue from the sale of mining equipment, as compared to $0.8 million during the fiscal year ended August 31, 2025. The revenue recognized during the fiscal year ended August 31, 2025 was primarily related to the sale of ten transformers.
Cost of Sales
Major components of cost of sales include rent to house mining and hosting equipment, electricity, depreciation, and supplies. During the fiscal year ended August 31, 2026, cost of sales was $18.3 million, compared to $5.8 million during the fiscal year ended August 31, 2025. The increase in cost of sales was primarily attributable to costs associated with the Company's staking and validation operations. The Company initiated native staking in November 2025, with the intent for staking to become a primary yield generation strategy of the Company during the current fiscal year, resulting in increased cost of sales associated with staking. This was partially offset by the Company continuing its strategy of winding down its proprietary self-mining exposure and deferring new site buildouts during the fiscal year ended August 31, 2026 and the costs incurred during the fiscal year ended August 31, 2025.
In addition, cost of sales as a percentage of revenue decreased during the fiscal year ended August 31, 2026 primarily due to the expansion of the Company's staking and validation operations as this revenue stream is less cost intensive compared to self-mining, leasing, and sale of mining equipment.
Operating Expenses
•General and administrative expenses. General and administrative expenses were $376.9 million in the fiscal year ended August 31, 2026, compared to $361.1 million in the fiscal year ended August 31, 2025. The increase is primarily related to ETH custodian fees related to treasury operations and treasury management associated with the strategy to shift to staking revenue being the primary source of revenue. Part of the increase in general and administrative expenses was due to the increase in both employee and Board member monetary and stock-based compensation, and other corporate overhead expenses incurred in connection with the Company's expansion of operations and strategic initiatives. These increases were partially offset by the absence of a non-recurring warrant expense recognized during fiscal 2025, as well as lower bank and custody fees during fiscal 2026.
•Unrealized loss (gain) from the digital assets holdings. The Company's unrealized loss (gain) from the digital assets holdings was a loss of $6,229.1 million for the fiscal year ended August 31, 2026, as compared to an unrealized gain of $805.0 million for the fiscal year ended August 31, 2025. This is related to changes in the fair value of our digital asset holdings. As part of the digital asset treasury operations, the Company started acquiring ETH in addition to its BTC holdings especially during the last quarter of fiscal year 2025. The unrealized loss is a result of the downward movement in prices of digital assets during fiscal year 2026.

Other Income (Expense)
During the fiscal year ended August 31, 2026, the Company recognized other income of $93.8 million, as compared to other expense of $3.3 million in the fiscal year ended August 31, 2025, which was driven by:
•Change in fair value of warrant liability. The Company recognized a gain of $257.9 million during the fiscal year ended August 31, 2026. This gain reflects the change in fair value of the liability classified warrants in the current fiscal year, which is presented in other income within the consolidated statements of operations and comprehensive income (loss). See "Note 8. Stockholders' Equity" of the Consolidated Financial Statements for additional information.
•Loss on derivative contracts, net. Loss on derivative contracts, net were $143.7 million in the fiscal year ended August 31, 2026. This was primarily due to derivative strategies the Company entered into during fiscal year 2026. There were no open derivative contracts as of August 31, 2026. The Company had no derivative related activity during the fiscal year ended August 31, 2025.
•Issuance costs related to warrant offering. Issuance costs related to warrant offering were $9.4 million in fiscal year ended August 31, 2026. These costs were incurred in connection with the offering of warrants completed during the current fiscal year. There was no corresponding offering or related costs in the prior year.
•Change in the fair value of equity method investment. The Company recognized an unrealized loss of $22.9 million during the fiscal year ended August 31, 2026. This loss reflects the change in fair value of investment in equity shares of Eightco. The Company did not have any equity method investments in the prior year. See "Note 6. Investments and Notes Receivables" of the Consolidated Financial Statements for additional information.
•Interest income (expense), net. During the fiscal year ended August 31, 2026, the Company had interest income of $12.5 million, as compared to an interest expense of $0.2 million during the fiscal year ended August 31, 2025. The 2025 interest expense related to the debt during the fiscal year ended August 31, 2025, which was extinguished during the fiscal 2025. The interest income was earned in relation to higher average bank balance due to ATM offerings, RDO, Preferred stock offerings.
•Other income (expense). The Company recognized other income (expense) of $0.6 million during the fiscal year ended August 31, 2026, as compared to $3.1 million during the fiscal year ended August 31, 2025. The decrease was primarily attributable to losses recognized in the prior year on the extinguishment of debt related to the Company's Hash Rate Sale Agreement and Luxor financings, as well as losses recognized on the disposal of equipment and the Company's investment in the Roc Mining joint venture.
Income Taxes
During the fiscal year ended August 31, 2026, the Company recognized an income tax benefit of $92.3 million compared to an income tax expense of $92.3 million for the fiscal year ended August 31, 2025. This was primarily attributable to the reversal of the deferred tax liabilities, as a result of reversal of unrealized gains on digital assets holdings recognized in prior periods (due to significant unrealized losses on digital asset holdings in fiscal year 2026). The unrealized losses resulted in the recognition of deferred tax assets, against which the Company recorded a 100% valuation allowance.
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

The reconciliation of Adjusted EBITDA for the years ended August 31, 2026 and 2025 is as follows:

	Fiscal Year Ended
	August 31, 2026	August 31, 2025
Net Income (loss)	$(6,313.4)	$348.6
Interest expense (income)	(12.5)	0.2
Income tax expense (benefit)	(92.3)	92.3
Depreciation and amortization expense	0.9	0.8
EBITDA	$(6,417.3)	$441.9
Adjustments
Stock based compensation(1)	59.0	2.4
Loss on sale and impairment of property and equipment(2)	0.2	3.4
Change in the fair value of equity method investment(3)	22.9	—
Issuance costs related to warrant offering(4)	9.4	—
Change in fair value of warrant liability(5)	(257.9)	—
Warrant expense(6)	—	349.0
Loss on the extinguishment of debt(7)	—	0.3
Unrealized loss (gain) from the digital assets holdings(8)	6,229.1	(805.0)
One time consulting and legal fees(9)	200.0	—
Adjusted EBITDA	$(154.5)	$(8.0)

(1) Stock based compensation represents the non-cash expense recorded for the Company's restricted stock units and restricted stock awards. This includes the impact of the modification that occurred during the year ended August 31, 2026 as well the vesting of existing awards.
(2) Represents a non-cash charge recorded during the period to reduce the carrying value of certain assets to their estimated fair value.
(3) Represents the change in fair value of the company's held investment in Eightco's common stock for the year ended August 31, 2026.
(4) Represents one-time costs incurred in connection with the issuance of warrants for the year ended August 31, 2026.
(5) Represents the change in fair value of the company's liability classified warrants for the year ended August 31, 2026.
(6) Warrant Expense represents non-recurring and non-cash cost associated with the Strategic Advisor Agreement.
(7) Represents non-recurring charges incurred in connection with the early settlement of the Company's line of credit from IDI and the Hash Rate Sale Agreement.
(8) Removes the impact of unrealized changes in fair value of our digital asset holdings from net income.
(9) Represents one time capital raising, advisory, legal and other consulting fees incurred during the period.

The reconciliation of Adjusted EPS for the year ended August 31, 2026 and 2025 is as follows:

	Fiscal Year Ended
	August 31, 2026	August 31, 2025
Pre-tax income (loss)	$(6,405.7)	$440.9
Adjustments:
Stock based compensation(1)	59.0	2.4
Loss on sale and impairment of property and equipment(2)	0.2	3.4
Change in the fair value of equity method investment(3)	22.9	—
Issuance costs related to warrant offering(4)	9.4	—
Change in fair value of warrant liability(5)	(257.9)	—
Warrant expense(6)	—	349.0
Loss on the extinguishment of debt(7)	—	0.3
Unrealized loss (gain) from the digital assets holding(8)	6,229.1	(805.0)
One time consulting and legal fees(9)	200.0	—
Adjusted net income (loss) before income tax provision	$(142.9)	$(9.0)
Income tax provision (benefit) (as reported)	(92.3)	92.3
Income tax provision adjustment(10)	30.0	1.9
Adjusted income tax provision (benefit)	$(62.3)	$94.2
Adjusted net income (loss)	$(80.7)	$(103.2)
Deemed dividend on Series A Preferred Stock	—	(3.0)
Allocation to participating preferred stock	—	(17.5)
Cumulative dividend for redeemable preferred stock	(7.9)	—
Adjusted net income (loss) attributable to common stockholders	$(88.6)	$(123.6)
Diluted weighted average common shares outstanding	482,292,553	24,515,226
Adjusted diluted net income (loss) per common share	$(0.18)	$(5.04)

(1) Stock based compensation represents the non-cash expense recorded for the Company's restricted stock units and restricted stock awards. This includes the impact of the modification that occurred during the year ended August 31, 2026 as well the vesting of existing awards.
(2) Represents a non-cash charge recorded during the period to reduce the carrying value of certain assets to their estimated fair value.
(3) Represents the change in fair value of the company's held investment in Eightco's common stock for the year ended August 31, 2026.
(4) Represents one-time costs incurred in connection with the issuance of warrants for the year ended August 31, 2026.
(5) Represents the change in fair value of the company's liability classified warrants for the year ended August 31, 2026.
(6) Warrant Expense represents non-recurring and non-cash cost associated with the Strategic Advisor Agreement.
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
Known Trends, Events and Uncertainties

Our financial condition and results of operations have changed significantly as a result of our transition from a business focused primarily on Bitcoin mining and related activities to an operating model centered on our ETH Treasury Strategy and blockchain infrastructure services, including staking and validation services provided through MAVAN. Consequently, our historical results, including the results of our former mining, equipment leasing and consulting activities, may not be indicative of our future operating results, cash flows or financial condition. Management currently considers the following trends, events and uncertainties to be reasonably likely to have a material effect on our future results of operations, liquidity or financial condition.
ETH prices and the concentration of our assets in ETH. As of August 31, 2026, we held 5,901,837 ETH with a fair value of approximately $14.6 billion, representing substantially all of our digital asset holdings and a significant majority of our total assets. During the fiscal year ended August 31, 2026, we recognized approximately $6.2 billion of unrealized losses on our digital asset holdings, primarily as a result of declines in the fair value of ETH. Because our digital assets are measured at fair value, with changes in fair value recognized in earnings, changes in ETH prices are expected to continue to cause significant volatility in our reported results, stockholders’ equity and financial condition. Such changes may be material even when we have not sold the underlying ETH and may cause our reported results to differ significantly from the cash flows generated by our operations.

ETH price volatility also affects the U.S. dollar value of staking rewards earned, the amount of liquidity that may be obtained through the sale of digital assets, investor demand for our securities and our access to capital. A sustained decline in ETH prices could reduce the value of our asset base and staking revenue, limit our ability to raise capital on acceptable terms and require us to sell ETH or other assets to satisfy operating or liquidity requirements. Conversely, increases in ETH prices may increase reported earnings and the value of our holdings but may also increase custody, security, insurance and treasury-management costs.

Staking yields and the expansion of staking and validation operations. Staking and validation revenue was $121.4 million and represented approximately 97% of our total revenue for the fiscal year ended August 31, 2026. Our future revenue and cash generation are therefore expected to depend substantially on the amount of ETH staked, ETH prices, validator performance and prevailing staking yields. Staking yields are not fixed and may fluctuate based on the total amount of ETH staked across the network, validator participation, network activity, priority fees, protocol parameters and upgrades, and broader digital asset market conditions.

A decline in staking yields or ETH prices could materially reduce the U.S. dollar value of our staking revenue even if the amount of ETH staked or the number of ETH rewards earned remains unchanged. In addition, validator downtime, slashing, cybersecurity incidents, software defects, infrastructure failures or protocol changes could reduce rewards, result in the loss of staked ETH or adversely affect our ability to provide staking services. We expect to continue incurring infrastructure, personnel, cybersecurity, custody, compliance and monitoring costs as we expand these activities. The timing and amount of such costs may not correspond with the timing or amount of staking revenue, which could adversely affect margins and operating cash flows.

Integration of Pier Two and development of MAVAN. We acquired Pier Two on March 24, 2026 and integrated its blockchain infrastructure and validator operations into MAVAN. Since the acquisition date, MAVAN contributed approximately $10.8 million of revenue and a net loss of approximately $0.2 million through August 31, 2026. The future contribution of MAVAN will depend on our ability to integrate personnel, infrastructure, technology, customer relationships, systems and controls; maintain validator reliability and security; retain existing customers and key employees; and expand services to additional institutional customers.

We recognized approximately $21.7 million of goodwill and $8.1 million of net intangible assets in connection with the Pier Two acquisition. The purchase price allocation remained preliminary as of August 31, 2026 and may be adjusted during the measurement period as additional information becomes available. If MAVAN does not achieve the operating performance, customer growth or anticipated benefits considered in the acquisition analysis, or if market conditions deteriorate, we may be required to record impairment charges or additional measurement-period adjustments. We also have approximately $12.0 million of deferred consideration, measured at fair value, payable over 36 months, of which 75% is payable in cash and 25% in shares of our common stock, together with potential contingent consideration tied to specified performance conditions.

Effective September 3, 2026, we terminated the prior management services agreement relating to MAVAN without incurring an early termination penalty. Effective September 4, 2026, MAVAN Holdings entered into a services agreement with American Validator LLC under which American Validator provides advisory services related to our Ethereum staking operations in exchange for a monthly fee equal to 1.5% of eligible native staking rewards. We expect this arrangement to reduce and simplify the fee structure applicable to the covered staking activities, although the actual fees will vary with staking rewards and the amount of eligible ETH staked.

Redeemable Preferred Stock dividend requirements. In June 2026, we issued 3,500,000 shares of our 9.50% Redeemable Series A Preferred Stock. The Redeemable Preferred Stock has a stated amount and liquidation preference of $100 per share and provides for cumulative cash dividends at an annual rate of 9.50%, payable weekly after declaration by our Board. Based on the shares outstanding and current dividend rate, the annual dividend requirement is approximately $33.3 million. During the fiscal year ended August 31, 2026, we declared dividends of approximately $7.9 million and paid approximately $7.3 million on the preferred stock.

The preferred stock creates a recurring cash requirement that is senior to dividends on our common stock. Our ability to pay such dividends depends on available cash, the amount and U.S. dollar value of staking rewards, operating expenses, capital-allocation decisions and access to capital. A concurrent decline in ETH prices and staking yields could reduce our available cash generation and dividend coverage. Although the Board retains discretion regarding the declaration of dividends, unpaid dividends are cumulative and may compound at increasing rates, subject to a maximum annual rate of 15%. Accordingly, a failure to pay dividends when expected could increase our obligations, adversely affect the market price of the preferred stock and limit our financial flexibility.

Access to capital and capital-allocation activities. Our ETH accumulation and strategic investment activities have been funded primarily through equity offerings. During the fiscal year ended August 31, 2026, we received approximately $13.6 billion of net proceeds from equity financing transactions and used approximately $12.6 billion to purchase digital assets. Our ability to continue acquiring ETH, funding MAVAN, making strategic investments and repurchasing common stock will depend in part on our ability to access capital on acceptable terms.

Our ability to raise capital through the ATM Program or other offerings is affected by the market price and trading volume of our common stock, the value of our ETH holdings, investor sentiment toward digital asset treasury companies, regulatory developments and general capital-market conditions. If our common stock trades at a price that management considers unattractive relative to the value of our assets, issuing additional shares may result in greater dilution or may not be an economically acceptable source of capital. We are not obligated to issue securities or acquire additional ETH, and the timing and amount of future capital-raising, digital asset purchases and share repurchases will depend on market conditions, liquidity requirements and management’s assessment of risk-adjusted returns.

Strategic investments and other financial instruments. In addition to ETH, we hold strategic investments in public and private companies. As of August 31, 2026, our investment in Beast Industries had a carrying amount of approximately $186.0 million, and our investment in Eightco had a fair value of approximately $77.1 million. These investments may be illiquid, may require additional funding and may introduce earnings volatility unrelated to ETH prices. In particular, changes in the quoted market price of Eightco are recognized in earnings because we elected the fair value option for that investment.

During fiscal 2026, we also entered into ETH-referenced derivative contracts and recognized a net loss of approximately $143.7 million. Although we had no open derivative contracts as of August 31, 2026, we may enter into similar arrangements in the future. Such activities may expose us to market, liquidity, collateral, settlement and counterparty risks and may result in gains or losses that are significant relative to the related premium income.

Regulatory developments. The regulatory treatment of digital assets, ETH, staking, validator services, custody and related activities continues to evolve in the United States and other jurisdictions in which we operate. Changes in laws, regulations, judicial decisions, regulatory interpretations or enforcement priorities could require us or our service providers to obtain registrations or licenses, modify custody or operating arrangements, restrict the customers or jurisdictions we serve, incur additional compliance costs, or suspend or discontinue certain staking, treasury or other digital asset activities.

Our acquisition of Pier Two also expanded our operations outside the United States, including in Australia, and MAVAN may provide services to customers in other jurisdictions. As a result, we may become subject to additional licensing, tax, sanctions, anti-money laundering, data protection, consumer protection and reporting requirements. The timing and effect of future regulatory developments cannot be predicted, but such developments may materially affect our costs, revenue opportunities, liquidity and ability to execute our ETH Treasury Strategy.

Custody, cybersecurity and counterparty concentration. The scale of our digital asset holdings increases the potential financial impact of a custody failure, cybersecurity incident, loss or compromise of private keys, validator failure, smart-contract exploit, counterparty default or service-provider interruption. We use third-party custodians, infrastructure providers, advisors and other counterparties in conducting our treasury and staking operations. Although we evaluate the financial condition, controls, security practices and insurance arrangements of material providers, insurance may be unavailable or insufficient to cover losses, and multiple providers may rely on common technology, cloud infrastructure or other systems. We expect the costs of custody, cybersecurity, insurance, monitoring and compliance to remain significant and to increase as the scale and complexity of our operations grow.

Change in fiscal year-end and related reporting requirements. On July 9, 2026, our Board approved a change in our fiscal year-end from August 31 to December 31. We expect to file a transition report on Form 10-KT for the four-month period from September 1, 2026 through December 31, 2026 and a quarterly report on Form 10-QT for the three months ended November 30, 2026. The shortened transition period and change in reporting calendar may adversely affect the comparability of our financial information and increase accounting, audit, tax and compliance costs. These requirements coincide with the ongoing integration of Pier Two and MAVAN, implementation of new systems and controls, remediation of material weaknesses in internal control over financial reporting and the transition to a new independent registered public accounting firm. These concurrent activities may place additional demands on management and financial-reporting personnel and increase the risk of delays or errors in our reporting processes.

Ecosystem funding commitments and new commercial arrangements. Subsequent to August 31, 2026, we entered into agreements providing for up to $9.5 million of aggregate ecosystem funding commitments, including funding to support the development and adoption initiatives. These commitments are generally subject to specified milestones and may result in cash expenditures as those milestones are achieved. There can be no assurance that these initiatives will result in commercially successful technology, revenue or other anticipated strategic benefits.

In addition, in September 2026, MAVAN Inc. entered into a non-custodial validation services agreement uner which it is entitled to a service fee based on net rewards generated from certain staking services. The amount and timing of revenue, if any, will depend on factors including assets delegated, staking activity, protocol rewards, validator performance and market conditions, and therefore the contribution of this arrangement to future revenue cannot currently be determined.

Except as described above and elsewhere in this Annual Report, management is not aware of any other known trend, demand, commitment, event or uncertainty that is reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
Liquidity and Capital Resources
Current liquidity position
As of August 31, 2026, the Company had $545.1 million in cash on hand and working capital of $528.1 million. Our primary sources and uses of liquidity during the period included:
•net proceeds of $13,564.6 million from equity financing transactions, including issuances under the Company's ATM equity program, RDO financings, and Redeemable Preferred Stock offerings;
•acquire additional ETH and other digital assets as part of its digital asset treasury strategy;
•deployment of capital through strategic investments in equity securities of eligible businesses, which are intended to complement its broader investment strategy and create opportunities for long-term value creation;
•used cash to repurchase shares of our common stock under authorized share repurchase programs. These repurchases were undertaken as part of management's capital allocation strategy and reflect its commitment to enhancing shareholder value.
Sources and uses of cash

	Fiscal Year Ended August 31,
	2026	2025
Net cash used in operating activities	$(305.1)	$(4.1)
Net cash used in investing activities	(12,855.1)	(7,432.0)
Net cash provided by financing activities	13,193.4	7,947.7
Net increase in cash and cash equivalents	$33.1	$511.5
Net cash used in operating activities was $305.1 million for the fiscal year ended August 31, 2026, compared to $4.1 million for the fiscal year ended August 31, 2025. The Company incurred a net loss of $6,313.4 million during the period, primarily comprised of $6,229.1 million of non-cash unrealized loss on digital assets held, $257.9 million of change in fair value of warrant liabilities. Operating cash outflows were primarily attributable to cash expenditures for general and administrative activities, including professional fees, consulting costs, and other operating expenses incurred to support the Company's growth initiatives and digital asset treasury operations. These cash outflows were partially offset by increases in accrued liabilities, while staking revenue was non-cash as it was received in digital assets.
Net cash used in investing activities was $12,855.1 million for the fiscal year ended August 31, 2026, compared to $7,432.0 million for the fiscal year ended August 31, 2025. The investing cash outflow was primarily driven by the purchase of additional ETH and other digital assets of $12,553.6 million. Further, investing cash outflows were on account of the Company’s investments in Beast Industries Co. (“Beast Industries”) of $186.0 million and Eightco Holdings Inc. (“Eightco”) of $100.0 million.
Net cash provided by financing activities was $13,193.4 million for the fiscal year ended August 31, 2026, compared to $7,947.7 million for the fiscal year ended August 31, 2025. This increase was primarily driven by the proceeds received from the ATM Offerings. Additional financing cash inflows were generated from the underwritten public offering of 3,500,000 shares of Redeemable Preferred Stock in June 2026, which resulted in net proceeds of approximately $271.5 million. The increase in financing cash inflows was partially offset by cash payments related to the retirement of common stock amounting to $353.8 million. Refer to "Note 8. Stockholder’s Equity" and "Note 10. Redeemable Preferred Stock" within the financial statements for further details regarding offerings and share buyback.
Material cash requirements and known liquidity risks
We expect the following material cash requirements over the next 12 months under our capital-light model:
•fees that will be incurred from industry-experienced third parties to manage the Company’s multi-billion dollar ETH portfolio. The Company expects these fees to be significantly offset by projected staking fees earned from the same ETH portfolio, although there can be no assurances that the Company will be successful in doing so;
•fees payable to American Validator equal to 1.5% of staking rewards earned, effective September 4, 2026, which will represent an ongoing cash requirement associated with the Company’s staking activities;
•deferred consideration related to the Pier Two acquisition of approximately $12 million, representing the present value of $14 million of undiscounted contractual payments due in quarterly installments over a 36‑month period;
•working capital to support services delivery, equipment leasing, and advisory engagements of approximately $1,000 per month at current run-rate activity levels;
•public company costs, including audit and compliance, of approximately $4,000 annually; and
•cash dividend obligations related to the Company's outstanding 9.50% Series A Preferred Stock, which are expected to approximate $33.3 million over the next 12 months based on the current dividend rate and shares outstanding.
Our liquidity is less sensitive to network difficulty and power price volatility under our current model although BTC price levels can influence client demand and the value of any BTC held in treasury. We mitigate liquidity risks by (i) maintaining a flexible cost structure aligned with services activity, (ii) limiting new capex commitments, and (iii) preserving access to equity capital via our shelf and ATM facilities. We believe, based on our current operating plan, expected cash on hand, anticipated operating cash flows and access to capital under our shelf/ATM, that we will have sufficient liquidity to fund operations for at least the next 12 months. Beyond 12 months, our ability to fund growth and meet obligations will depend on market conditions, client demand for services, and access to capital on acceptable terms.
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
Goodwill and Intangible Assets Impairment. The Company records goodwill and identifiable intangible assets in connection with business combinations. As of August 31, 2026, the Company recorded goodwill of $21.7 million and intangible assets, net, of $8.1 million, primarily related to the Pier Two acquisition. Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that impairment may exist, at the reporting unit level. Based on management’s assessment under ASC 280 and ASC 350, the Company has identified one reporting unit for purposes of goodwill impairment testing. Definite-lived intangible assets are amortized over their estimated useful lives and reviewed for impairment when indicators of impairment are present. These assessments require significant judgment, including estimates of future cash flows, discount rates, revenue growth, useful lives, and market participant assumptions. Management did not identify any impairment of goodwill or definite-lived intangible assets during the fiscal year ended August 31, 2026
Staking and validation services revenue recognition. The Company recognizes revenue from blockchain validation and staking services in accordance with ASC 606. Revenue is earned in the form of digital assets received for validating blockchain transactions and providing staking services. The Company recognizes revenue when its performance obligation is satisfied through the successful validation of blocks or transactions on the applicable blockchain network.
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
We have used a significant portion of our cash, including cash generated from capital raising transactions, to acquire ETH and BTC. As of August 31, 2026, we held 5,901,837 ETH and 211 BTC, with fair values of $14,558.9 million and $16.6 million, respectively. As discussed in Note 2 to the Consolidated Financial Statements, the Company accounts for its digital assets in accordance with ASC 350-60, Intangibles—Goodwill and Other-Crypto Assets. Digital assets are initially recorded at cost and subsequently measured at fair value, with changes in fair value recognized in net income. The fair value of the Company’s digital assets is determined based on the quoted price in its principal market, Coinbase, at the time of measurement (midnight UTC). Digital asset prices are highly volatile, and changes in the market price of ETH and BTC have a direct and material impact on our reported results of operations and the carrying value of our digital assets. During the fiscal year ended August 31, 2026, the market price of ETH on the Coinbase exchange ranged from a low of $1,506 to a high of $4,763, and the market price of BTC ranged from a low of $57,748 to a high of $126,198. For the fiscal year ended August 31, 2026, we recognized unrealized losses of $6,229.1 million on our digital asset holdings.
We are exposed to the impact of market price changes in ETH, BTC and foreign currency fluctuations.
Digital asset market price risk — ETH. The fair value of our ETH holdings is subject to significant volatility. Adverse movements in ETH prices could result in unrealized losses under applicable accounting policies and materially affect our results of operations and shareholders’ equity. We do not currently employ derivative hedges to mitigate ETH price risk, and any such strategies, if adopted, would introduce additional basis, liquidity, counterparty and operational risks.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
On April 27, 2026, the Audit Committee of our Board approved the dismissal of Bush & Associates CPA LLC (“Bush & Associates”) as our independent registered public accounting firm, effective upon completion of the quarterly review for the quarter ended February 28, 2026, and the engagement of KPMG LLP (“KPMG”) as our new independent registered public accounting firm for the fiscal year ending August 31, 2026. The reports of Bush & Associates on our consolidated financial statements for the fiscal years ended August 31, 2025 and 2024 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The change in accountants was previously reported on our Current Report on Form 8-K filed with the SEC on May 1, 2026.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2026. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives and that management necessarily applies judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As discussed below in Management's Report on Internal Control Over Financial Reporting, management identified material weaknesses in internal control over financial reporting as of August 31, 2026. Accordingly, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2026.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting ("ICFR"), as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of the Company's internal control over financial reporting as of August 31, 2026 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).

Management concluded that the Company's ICFR was not effective as of August 31, 2026 due to the continued existence of material weaknesses in internal control over financial reporting.

Material Weaknesses
As previously disclosed, management identified material weaknesses in ICFR as of August 31, 2025, resulting from deficiencies across the five components of the COSO Internal Control-Integrated Framework, including the control environment, risk assessment, control activities, information and communication, and monitoring activities. Specifically, we determined that our internal controls were not appropriately designed or operating effectively across all five components of the COSO Internal Control, Integrated Framework (2013): Control Environment, Risk Assessment, Control Activities, Information and Communication, and Monitoring Activities. As described below, these deficiencies, in aggregate and individually, create a reasonable possibility that a material misstatement of our annual and/or interim financial statements would not be prevented or detected on a timely basis. Accordingly, management has concluded that our ICFR was not effective as of August 31, 2025.
•Control Environment: We did not maintain an effective control environment or an adequate corporate governance structure. We lacked a sufficient complement of personnel with the appropriate level of accounting knowledge, training, and experience to reliably execute internal control responsibilities. This shortage of qualified accounting staff, combined with limited oversight, contributed to ineffective segregation of duties.
•Risk Assessment: We did not have any formal process to identify and assess risks of material misstatement to our financial statements, including risks of fraud. As a result, significant risks were neither identified nor mitigated by internal controls.
•Control Activities: Due to the ineffective control environment and the absence of risk assessment, we failed to design and implement effective control activities for the accounting and financial reporting processes. We did not have documented accounting policies and standard operating procedures to facilitate complete, accurate, and timely financial reporting and disclosures.

•Information and Communication: We did not establish effective information and communication processes to support our internal control system. Employees were not adequately informed of their control responsibilities and key control activities, leading to inconsistent execution of the limited control activities that did exist. Additionally, we did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. These IT control deficiencies, in aggregate, create a reasonable possibility that data underlying financial reporting could be incomplete or inaccurate.
•Monitoring Activities: We did not design and implement an effective monitoring system to assess the performance of our internal controls over time. There was no internal audit function or any equivalent program for conducting ongoing or separate evaluations of control effectiveness. We did not perform periodic reviews or testing of controls to determine whether they were operating as intended.
During fiscal 2026, the Company undertook remediation activities to address deficiencies related to the control environment, risk assessment, control activities, information and communication, and monitoring activities. Key actions included:
•Engaging third-party advisors to assist with accounting, tax, financial reporting, SOX compliance, and remediation activities;
•Implementing an ERP system as the Company's primary financial reporting and accounting system;
•Expanding and enhancing accounting, finance, and compliance resources to operate control activities;
•Advancing the design and implementation of entity-level controls aligned to the COSO framework, prioritizing higher-risk areas;
•Designing and implementing key business process controls and information technology general controls supporting financial reporting.
Notwithstanding these remediation efforts, management determined that the material weaknesses had not been fully remediated as of August 31, 2026. Certain controls had not been fully designed and implemented as of August 31, 2026, and many controls implemented during fiscal 2026 had not operated for a sufficient period of time to demonstrate consistent operation. Accordingly, management concluded that material weaknesses continued to exist as of August 31, 2026.

These material weaknesses, individually and in the aggregate, create a reasonable possibility that a material misstatement of the Company's annual or interim financial statements would not be prevented or detected on a timely basis.

Remediation Plan

Management remains committed to the remediation of the material weaknesses described above. The Company's remediation efforts are ongoing and include continuing to operate and enhance newly implemented controls, completing operating effectiveness testing, strengthening monitoring activities, and addressing any deficiencies identified through testing.

The material weaknesses will not be considered remediated until the relevant controls have operated for a sufficient period of time and management concludes, through testing, that the controls are designed and operating effectively.

Although management believes the remediation activities undertaken during fiscal 2026 have significantly strengthened the Company's internal control environment, there can be no assurance that such measures will fully remediate the material weaknesses or prevent future deficiencies. Management will continue to monitor the effectiveness of its remediation efforts and make changes it determines to be appropriate.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because, as a non-accelerated filer and an emerging growth company, we are not required to provide such a report.
Changes in Internal Control Over Financial Reporting

Except with respect to the remediation measures described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended August 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Information
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of the fiscal year ended August 31, 2026.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers Compensation, and Corporate Governance.
The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors – Nominees,” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement for the 2027 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the fiscal year ended August 31, 2026 (the “Proxy Statement”).
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
Item 14. Principal Accountant Fees and Services.
The aggregate fees billed in whole dollars for the fiscal year ended August 31, 2026 and 2025, for professional services rendered by the principal accountants for the audits & assurance services were as follows:

	Year Ended
	August 31, 2026	August 31, 2025
Audit Fees(1)	$1,793,000	$733,400
Audit Related Fees(2)	—	—
Tax Fees(3)	10,634	—
All Other Fees(4)	87,008	55,000
Total	$1,890,642	$788,400
(1)Audit fees include work performed for the audit of our financial statements and the review of financial statements included in our quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings. Audit fees for fiscal 2026 also include fees for comfort letter services provided in connection with the Company’s securities offerings.
(2)Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no audit-related fees for the fiscal years ended 2026 and 2025.
(3)Tax fees consist of fees billed for professional services rendered for tax consulting service.
(4)All other fees consist of accounting advisory services related to financial reporting and accounting matters

Our Board pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board before the respective services were rendered.
Our Board has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV
Item 15. Exhibit, Financial Statement Schedules.
(a)The following documents are filed as a part of this Annual Report:
(b)Exhibits.
We hereby file as a part of this Annual Report the exhibits listed in the Index to Exhibits.
(c)Financial Statement Schedule
The following financial statement schedule is filed herewith:
Schedule II – Valuation and Qualifying Accounts
All other items included in an Annual Report on Form 10-K are omitted because they are not applicable or the answers thereto are none.
Item 16. Form 10-K Summary.
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Bitmine Immersion Technologies, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Bitmine Immersion Technologies, Inc. and subsidiaries (the Company) as of August 31, 2026, the related consolidated statements of operations and comprehensive income (loss), changes in mezzanine equity and stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2026, and the results of its operations and its cash flows for the year then ended August 31, 2026, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2026.
New York, New York
November 10, 2026

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Bitmine Immersion Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Bitmine Immersion Technologies, Inc. as of August 31, 2025, and the related consolidated statements of income (loss), changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Bitmine Immersion Technologies, Inc. as of August 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Bitmine Immersion Technologies, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.
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
•We evaluated the design of controls over the process for recording digital assets transactions.
•We obtained evidence of ownership by verifying the Company’s control over the public addresses associated with its digital asset holdings.
•We independently calculated the fair value of Bitcoin and ETH using data from multiple reputable cryptocurrency exchanges and compared our valuation to the Company’s recorded amounts.
•We performed procedures to test the completeness and accuracy of the Bitcoin and ETH transaction data used in the Company’s accounting records.
•We obtained management memorandum and evaluated its reasonableness relating to the classification of digital assets in accordance with ASC 350-60, Intangibles—Goodwill and Other-Crypto Assets
•We assessed the Company’s disclosures related to the valuation methodology and risks associated with holding digital assets.
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
•We evaluated the design of controls over the process for recording Bitcoin transactions.
•We obtained evidence of ownership by verifying the Company’s control over the public addresses associated with its Bitcoin holdings.
•We independently calculated the fair value of Bitcoin using data from multiple reputable cryptocurrency exchanges and compared our valuation to the Company’s recorded amounts.
•We performed procedures to test the completeness and accuracy of the Bitcoin transaction data used in the Company’s accounting records.
•We assessed the Company’s disclosures related to the valuation methodology and risks associated with holding Bitcoin.
Auditor’s Evaluation:
Our procedures included evaluating the controls over the private keys, verifying transactions on the blockchain, and assessing the valuation methods. We found that the company had adequate controls in place to ensure the existence and ownership of the Bitcoins.
/s/ Bush & Associates CPA LLC
We have served as the Company’s auditor since 2024.
Las Vegas, Nevada
November 21, 2025
PCAOB ID Number 6797

Bitmine Immersion Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except for share and per share data)

	August 31, 2026	August 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$545,105	$511,999
Prepaid expenses and other current assets	3,120	1,008
Total current assets	548,225	513,007
Digital assets at fair value	14,577,069	8,281,530
Equity investments measured at cost	194,371	—
Equity method investment measured at fair value	77,102	—
Operating lease right-of-use asset	1,267	—
Goodwill	21,722	—
Intangible assets, net	8,107	—
Other assets	678	516
Total assets	$15,428,541	$8,795,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$12,202	$8,894
Warrant liability	1,357	–
Contract liabilities	—	1,067
Other current liabilities	6,547	—
Total current liabilities	20,106	9,961
Operating lease liability, net of current portion	1,189	—
Deferred tax liability	2,256	92,295
Other non-current liabilities	10,186	—
Total liabilities	$33,737	$102,256

Commitments and contingencies	—	—

Mezzanine Equity
Redeemable Series A preferred stock, par value 0.0001 per share, 20,000,000 shares authorized; 3,500,000 and 0 shares issued and outstanding as of August 31, 2026 and August 31, 2025, respectively; redemption value and liquidation preference of $350,000 and $0 at August 31, 2026 and August 31, 2025, respectively	271,478	0

Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000,000 and 500,000,000 shares authorized; 613,267,022 and 232,412,324 shares issued and outstanding as of August 31, 2026 and August 31, 2025, respectively	61	23
Additional paid-in capital	21,110,738	8,355,382
Accumulated earnings (deficit)	(5,988,101)	337,392
Accumulated other comprehensive income	72	—
Total Bitmine Immersion's stockholders' equity	15,122,770	8,692,797
Non-controlling interests	556	—
Total stockholders’ equity	15,123,326	8,692,797
Total liabilities, mezzanine equity, and equity	$15,428,541	$8,795,053
The accompanying notes are an integral part of these Consolidated Financial Statements.

Bitmine Immersion Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except for share and per share data)

	Fiscal Year Ended	Fiscal Year Ended
	August 31, 2026	August 31, 2025
Revenue from staking and validation	$121,355	$—
Revenue from self-mining	1,356	3,133
Revenue from consulting	565	235
Revenue from leasing	1,536	1,881
Revenue from the sale of mining equipment	—	846
Total Revenue	124,812	6,095

Cost of Sales	18,302	5,785

Operating expenses (income):
General and administrative expenses	376,901	361,107
Unrealized loss (gain) from the digital assets holdings	6,229,064	(805,008)
Total operating expenses (income)	6,605,965	(443,901)

Income (loss) from operations	(6,499,455)	444,211

Other income (expense):
Change in fair value of warrant liability	257,859	—
Loss on derivative contracts, net	(143,674)	—
Issuance costs related to warrant offering	(9,381)	—
Change in the fair value of equity method investment	(22,898)	—
Interest income (expense), net	12,496	(244)
Other expense	(628)	(3,095)
Pre-tax income (loss)	(6,405,681)	440,872

Income taxes (benefit)	(92,295)	92,295
Net Income (loss)	(6,313,386)	348,577
Deemed dividend on Series A Preferred Stock	—	(2,961)
Allocation to participating preferred stock	—	(17,455)
Declared dividend on Redeemable Preferred Stock	(7,850)	—
Net Income (loss) attributable to common stockholders	(6,321,236)	328,161
Less: Net loss attributable to non-controlling interest	(1)	—
Net income (loss) attributable to controlling stockholders of Bitmine Immersion Technologies, Inc.	$(6,321,235)	$328,161

Other comprehensive income, net of tax		—
Foreign currency translation adjustments	73	1
Other comprehensive income	73	1
Comprehensive income (loss)	(6,321,163)	328,161
Less: Comprehensive income attributable to the non-controlling interest	(1)	—
Comprehensive income (loss) attributable to controlling stockholders of Bitmine Immersion Technologies, Inc.	$(6,321,162)	$328,161

Basic income (loss) per common share	$(13.11)	$13.60
Diluted income (loss) per common share	$(13.11)	$13.41

Weighted-average number of common shares outstanding:
Basic	482,292,553	24,137,713
Diluted	482,292,553	24,515,226
The accompanying notes are an integral part of these Consolidated Financial Statements

Bitmine Immersion Technologies, Inc.
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
(In thousands, except for share and per share data)

	Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total Stockholders Equity
	Shares	Value	Shares	Value
Balance, August 31, 2025	—	$—	232,412,324	$23	$8,355,382	$337,392	$—	$—	$8,692,797
Issuance of common stock	—	$—	400,872,894	40	13,314,781	—	—	—	13,314,821
Issuance costs related to common stock offering	—	—	—	—	(260,705)	—	—	—	(260,705)
Issuance of common stock to settle liabilities	—	—	45,000	—	1,939	—	—	—	1,939
Issuance of Redeemable Preferred Stock	3,500,000	280,000	—	—	—	—	—	—	—
Issuance cost related to Redeemable Preferred Stock offering	—	(8,522)	—	—	—	—	—	—	—
Stock based compensation expense	—	—	543,436	—	59,009	—	—	—	59,009
Net share settlement of executive awards	—	—	—	—	(6,673)	—	—	—	(6,673)
Exercise of warrants	—	—	212,439	—	848	—	—	—	848
Cash dividends declared ($0.01 per share)	—	—	—	—	—	(4,258)	—	—	(4,258)
Cash dividends declared on Redeemable Preferred Stock offering	—	—	—	—	—	(7,850)	—	—	(7,850)
Repurchase and retirement of common stock	—	—	(20,819,071)	(2)	(353,843)	—	—	—	(353,845)
Issuance of non-controlling interest	—	—	—	—	—	—	—	556	556
Cumulative translation adjustment	—	—	—	—	—	—	72	1	73
Net loss	—	—	—	—	—	(6,313,385)	—	(1)	(6,313,386)
Balance, August 31, 2026	3,500,000	$271,478	613,267,022	$61	$21,110,738	$(5,988,101)	$72	$556	$15,123,326

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid- in Capital	Accumulated Earnings (Deficit)	Total Stockholders Equity
	Shares	Value	Shares	Value	Shares	Value
Balance, August 31, 2024	453,966	$—	—	$—	2,495,630	$—	$12,310	$(8,224)	$4,086
Issuance of common stock and prefunded warrants	—	—	—	—	227,202,749	$23	$7,988,502	$—	$7,988,525
Modification to the Series A preferred stock	—	—	—	—	—	—	2,986	(2,961)	25
Conversion of common stock to Preferred B stock and purchase of Preferred B stock	—	—	2,500	—	(575,000)	—	200	—	200
Conversion of Series A and Series B preferred to common stock	(453,966)	—	(2,500)	—	1,759,915	—	—	—	—
Stock based compensation for restricted stock awards	—	—	—	—	163,500	—	2,425	—	2,425
Issuance of strategic advisor warrants	—	—	—	—	—	—	348,959	—	348,959
Exercise of warrant	—	—	—	—	1,365,530	—	—	—	—
Net income	—	—	—	—	—	—	—	348,577	348,577
Balance, August 31, 2025	—	$—	—	—	232,412,324	$23	$8,355,382	$337,392	$8,692,797

The accompanying notes are an integral part of these Consolidated Financial Statements

Bitmine Immersion Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended	Fiscal year ended
	August 31, 2026	August 31, 2025
Cash flows from operating activities
Net Income (loss)	$(6,313,386)	$348,577
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Unrealized loss / (gain) on digital assets held	6,229,064	(805,008)
Change in fair value of warrant liability	(257,859)	—
Warrant expense	—	348,959
Net loss on derivative contracts	143,674	—
Deferred income tax expense / (benefit)	(92,281)	92,295
Noncash revenue from staking and validation, net	(112,662)	—
Stock based compensation	59,009	2,425
Change in the fair value of equity method investment	22,898	—
Issuance costs related to warrant offering	9,381	—
Proceeds from sale of digital assets	3,036	—
Other non-cash adjustments	2,446	(487)
Changes in operating assets and liabilities
Other current assets	(1,377)	178
Other current liabilities	2,908	8,912
Net cash used in operating activities	(305,149)	(4,149)

Cash flows from investing activities
Purchase of digital assets	(12,553,572)	(7,433,131)
Purchase of equity investments, net	(290,880)	—
Proceeds from sale of digital assets	—	2,187
Premium paid on option contracts	(125,262)	—
Premiums received on option contracts	121,388	—
Acquisition of Pier Two, net of cash acquired	(5,903)	—
Net property and equipment activity	243	(1,065)
Payments related to acquisition consideration	(1,140)	—
Net cash used in investing activities	(12,855,126)	(7,432,009)

Cash flows from financing activities:
Proceeds from at-the-market offering program	13,201,494	7,717,761
Issuance cost related to common stock offering	(260,705)	—
Payment of dividends on common stock	(4,258)	—
Proceeds from issuance of common stock and warrants	365,240	—
Issuance cost related to equity and warrant offerings	(12,870)	—
Proceeds from issuance of Redeemable Preferred stock	280,000	—
Issuance cost related to Redeemable Preferred Stock offering	(8,522)	—
Payment of dividends on Redeemable Preferred Stock	(7,296)	—
Net share settlement of executive awards	(6,673)	—
Proceeds from private placements and prefunded warrants, net of issuance costs	—	230,290
Repurchase and retirement of common stock	(353,845)	—
Proceeds from exercise of warrants	848	—
Payment to shareholders for disposal of investment	(35)	—
Proceeds from Series A & B preferred stock	—	225
Repayment of loan	—	(957)
Proceeds from loan	—	1,035
Repayment of related party loan	—	(945)
Proceeds from related party loan	—	250
Net cash provided by financing activities	13,193,378	7,947,659

Net increase in cash and cash equivalents	33,103	511,500
Effect of exchange rate changes on cash	3	—
Cash and cash equivalents at beginning of period	511,999	499
Cash and cash equivalents at end of period	$545,105	$511,999

Supplemental Disclosures:
Cash payments for income taxes, net of refunds	$—	$—
Cash paid for interest	$—	$—
Supplemental disclosure of non-cash investing and financing activity
Payment of liabilities in shares	1,939	—
Right of use assets in exchange for operating lease liabilities	(1,323)	—
Noncash consideration issued in connection with Pier Two acquisition	(24,275)	—
Issuance of noncontrolling interest	(556)	—
Issuance of common stock to settle deferred consideration	(292)	—
Dividends accrued	(554)	—
Special investment liability settlement of non-cash investment	(144)	—
Noncash digital asset investment from investment	103	—
Repayment of loan with digital assets	—	(374)
Purchase of equipment for loan payable	—	1,035
Issuance of common stock to reduce related party debt	—	796
Deemed dividend on Series A Convertible Preferred Stock	—	(2,961)
The accompanying notes are an integral part of these Consolidated Financial Statements

Bitmine Immersion Technologies, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except for shares and per share data)
NOTE 1 – NATURE OF THE BUSINESS
Bitmine Immersion Technologies, Inc. and its subsidiaries ("Bitmine" or the "Company") is a digital asset focused, blockchain infrastructure technology company operating in the digital asset industry with a strategic focus on acquiring, holding and managing digital assets as well as providing critical blockchain infrastructure services. Beginning in the third calendar quarter of 2025, the Company expanded its business to focus primarily on Ethereum and its native cryptocurrency, ETH, transitioning from primarily Bitcoin mining and hosting activities toward long-term accumulation, staking and optimization of its digital asset holdings as well as providing blockchain infrastructure services. The Company continues to maintain ancillary mining, leasing, and consulting operations; however, its primary objective is to manage digital assets as long-term strategic reserves to support liquidity and capital formation and provide blockchain infrastructure services. The Company's activities further include investments in early-stage blockchain opportunities ("moonshot" investments) and Ethereum-adjacent advisory services.
On March 24, 2026, the Company acquired all of the issued and outstanding shares of Pier Two Holdings Pty Ltd (“Pier Two”), a global blockchain infrastructure company, through MAVAN Holdings LLC (formerly Standard Validator LLC) ("MAVAN Holdings"), a consolidated subsidiary of the Company. Pier Two provides non-custodial staking infrastructure, validator operations, staking-as-a-service, and related technology services for Ethereum and other supported digital asset networks. The acquisition expands the Company’s operations into institutional staking infrastructure and validator services. See Note 3 – Acquisition for additional information.

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

The Company holds a 98% ownership interest in MAVAN Holdings. The remaining 2% ownership interest is held by Ethereum Tower LLC ("ETH Tower") and is presented as a noncontrolling interest in the accompanying consolidated financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES
Basis of Presentation

These annual consolidated financial statements (the “Annual Statements”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) and includes all of the material information and footnotes required by U.S. GAAP for complete financial statements. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, these Annual Statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the annual periods presented.

For purposes of clarity and ease of presentation, all dollar amounts in these financial statements have been rounded and are presented in thousands, except for share, per share data, and places noted otherwise. The totals presented may differ by a small amount due to rounding. These differences are considered immaterial and do not affect the overall financial position or results of operations.

Principles of Consolidation

The Annual Statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany account balances and transactions have been eliminated in the Annual Statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.
The most significant estimates relate to the determination of fair value of the equity method investment, fair value of the consideration paid and valuation of intangible assets acquired in business combinations, calculation of stock-based compensation, recoverability of long-lived assets, income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources.. Actual results could differ from these estimates.

Segment Reporting
The Company and its subsidiaries operate in one segment. In accordance with ASC 280-10, Segment Reporting, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. All material Company operations qualify for aggregation due to their similar customer base and similarities in economic characteristics, nature of products and services, and processes.
Change in Reporting Cutoff Convention

Effective with the Company's second quarter of fiscal year 2026, the Company changed its financial reporting cutoff convention from 12:00 a.m. Eastern Time ("ET") to 12:00 a.m. Coordinated Universal Time ("UTC"), which reflects the end of the day. The change was made in connection with the implementation of the Company's treasury sub-ledger and to better align the cutoff convention with industry practices. The Company applies the UTC reporting cutoff convention on an entity-wide basis; however, the substantive accounting impact is primarily limited to items measured using continuously traded market inputs, principally the Company's digital assets. The change has been applied prospectively and, accordingly, prior-period amounts have not been adjusted.
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
Reclassifications

During the fiscal year ended August 31, 2026, the Company revised the presentation of certain financial statement captions to provide a more streamlined and consolidated presentation. Prior-period amounts have been reclassified to conform to the current-period presentation, including the aggregation of certain captions within the consolidated financial statements. These reclassifications had no effect on previously reported total assets, liabilities, stockholders' equity, net loss, or cash flows.

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
Foreign Currency Translation

The Company's consolidated financial statements are presented in U.S. dollars ("USD"). Financial statements of foreign subsidiaries are translated into USD using period-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive income (loss) within the consolidated financial statements.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company has the following revenue streams: revenues from staking and validation services, revenues from digital currency mining, revenues from the sale of mining equipment, revenues from leasing, and revenues from consulting. A description of the revenue recognition criteria for each revenue stream is shown below:
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
Following the acquisition and the launch of MAVAN, the Company expanded its operating model while maintaining its role as the principal node operator. Through this acquisition, the Company broadened its blockchain node operations beyond Ethereum.
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
The digital assets earned represent non-cash consideration and are measured at contract inception. As the principal node operator, the Company recognizes the full amount of staking rewards generated by the blockchain protocol as revenue, with any amounts distributed to third-party delegators or other network participants recognized as cost of sales.
Revenues from Self-Mining

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
The Company decides when to provide hashrate to the mining pool under the agreements and the Company’s enforceable right to compensation begins only when, and lasts as long as, the Company provides hashrate to the mining pool. The only consideration due to the Company relates to the provision of hashrate. Such agreements can be unilaterally terminated at any time by the Company or by the pool operator, without penalty to either party. Providing hashrate in digital asset transaction verification services is an output of the Company’s ordinary activities and is the only performance obligation in the hash computation service agreement with mining pool operator.

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
Revenues from Leasing
During the fiscal year ended August 31, 2025, the Company entered into two machine leasing agreements with KULR Technology Group, Inc. (“KULR” or the “Lessee”). Under the terms of these agreements, the Company provides KULR the right to use 3,000 mining machines and associated operational services for a term of 228 days. This arrangement represents a single performance obligation satisfied over time. The total transaction price is $3,200, subject to variable consideration in the form of downtime credits. Downtime credits represent reductions in the lease fee owed by KULR if actual operational downtime exceeds the agreed threshold, calculated based on the BTC that would have been mined during the excess downtime and valued at the closing price as published by Yahoo Finance at midnight Universal Time Coordinated (UTC) on the relevant date. Downtime credits are estimated using the expected value method and are constrained until downtime occurs and can be measured reliably. The entire transaction price is allocated to the single performance obligation. Revenue is recognized over time on a straight-line basis across the 228-day term, using an output method based on time elapsed. Variable consideration is recognized only when it is probable that a significant reversal will not occur, consistent with ASC 606-10-32-12. Downtime credits, finalized after measurement, are recorded as a reduction to revenue.
Revenues from Consulting
In the fiscal year ended August 31, 2025, the Company began selling consulting services and entered into a consulting and services agreement with KULR. Under this agreement, the Company agreed to provide a variety of services related to both the miners subject to the Lease and BTC mining operations in general. Services related to leased miners include performing all commercially reasonable and necessary activities required for the miners to operate consistent with the performance guidelines in the Lease; managing relationships with hosting providers for both leased equipment and other equipment owned by the customer; managing mining pool providers; coordinating on-site and off-site miner repairs; monitoring miner performance through dashboards and troubleshooting network errors; conducting market analysis, including miner pricing and purchase/sale recommendations; and handling shipping logistics for miner imports and exports.
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
The Company’s contract liabilities represent advance payments from customers relating to the sale of transformers subject to the terms of a purchase order. As of August 31, 2026 the Company’s contract liability balance amounted to $0. As of August 31, 2025 the Company had $1,067 of contract liabilities which represented advance payments from a related party to the Company.
Business Combinations

The Company applies the provisions of ASC 805, Business Combinations, in accounting for its acquisitions. The assets acquired and liabilities assumed are recognized at their acquisition date fair values, and goodwill is measured as the excess of consideration transferred over the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which shall not exceed one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Company’s consolidated statements of operations and comprehensive income (loss).
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
Digital Assets
The Company accounts for its digital assets, which are comprised of BTC, ETH, and other digital assets as indefinite-lived intangible assets in accordance with ASC 350-60, Intangibles—Goodwill and Other-Crypto Assets. The Company has ownership of and control over its BTC and ETH and uses third-party custodial services at multiple locations that are geographically dispersed to store its digital assets. The Company’s digital assets are initially recorded at cost. Subsequently, they are measured at fair value, with the gain or loss associated with remeasurement of the digital assets reported in net income.

The Company tracks the cost of its digital assets using the first-in-first-out (FIFO) method. During the year ended August 31, 2026, and 2025, the Company realized gains (losses) from the sale of digital assets of $(11) and $3,748, respectively.
Digital assets earned by the Company through its mining activities, and related disposals of digital assets earned which are nearly immediately turned into cash, are included within operating activities on the accompanying Consolidated Statements of Cash Flows. The sales of digital assets are included within investing activities for general sales and within operating activities for sales related to its MAVAN operations in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in operating expense in the consolidated statements of operations and comprehensive income (loss).
Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a hierarchal framework, which prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available. Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:
•Level 1: Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2: Inputs are observable inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•Level 3: Inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
As of August 31, 2026 and 2025, the Company estimates the fair value of cash, cash equivalents, and accrued liabilities to approximate fair value due to their short-term nature. The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the years ended August 31, 2026 or 2025.
Equity method investments for which the Company has elected the fair value option are measured using quoted prices in active markets and classified as Level 1 within the fair value hierarchy.
The Company holds digital assets in the form of both BTC and ETH, both of which have an active market to buy and sell. The Company’s digital assets are recorded at fair value under ASC 820 and are considered Level 1 financial instruments. The fair value of the Company’s digital assets is determined based on the quoted price in its principal market, Coinbase, at the time of measurement (midnight UTC). The Company has designated a principal market based on the U.S. market to which the Company has access, considering the volume and level of orderly transactions for BTC and ETH across those markets. The Company reassesses its principal market when facts and circumstances change, including but not limited to when new markets become accessible, or the volume/activity in the current principal market declines.
Redeemable Series A Preferred Stock
The Company classifies the Series A Preferred Stock as mezzanine equity because it is contingently redeemable upon the occurrence of a Fundamental Change, which could be an event not solely within the Company’s control. The preferred stock was initially recorded at its issuance-date carrying amount, equal to gross proceeds received less issuance costs. For subsequent measurements, the Company is required to determine if the preferred stock is currently redeemable or probable of becoming redeemable. As of August 31, 2026, the instrument was neither currently redeemable nor probable of becoming redeemable; accordingly, no adjustment to the redemption amount was recorded. The Company reassesses the probability of redemption and the appropriate classification at each reporting date.

Basic and Diluted Earnings (Loss) per Share
The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per Share” (“ASC 260”). The Company had participating securities, including Series A and Series B Convertible Preferred Stock for the fiscal year ended August 31, 2025; and common stock warrants for the year ended August 31, 2026. Accordingly, the Company uses the two-class method to compute the basic and dilutive EPS. Under the two-class method, undistributed earnings is allocated among the holders of common stock and participating securities based on their contractual participation rights. Because holders of participating securities do not have contractual obligation to share losses, losses were not allocated to holders of participating securities and, therefore, the two-class method was not used for reporting period when the Company had a net loss.
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
Cumulative dividends on the Redeemable Preferred Stock, whether declared or undeclared and whether paid or unpaid, are deducted from net income to determine income available to common stockholders. Redeemable Preferred Stock issued in June 2026 is not considered a participating security.
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
Operating lease liabilities are initially and subsequently measured at the present value of unpaid lease payments, discounted at the discount rate of the lease. Operating lease ROU assets are initially measured as the sum of the initial lease liability, any initial direct costs incurred, and any prepaid lease payments, less any lease incentives received. The ROU asset is amortized over the term of the lease. A single lease expense is recorded within operating expenses in the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease term. Variable lease payments that are not included in the measurement of the lease liability are recognized in the period when the obligations for those payments are incurred.
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
The Company accounts for its ETH-referenced option contracts as derivative instruments and recognizes them on the consolidated balance sheets as assets or liabilities at fair value, each reporting period end, with subsequent changes in fair value recognized in earnings. Premiums paid or received at contract inception are included in the initial fair value of the derivative instrument. If an option contract is exercised, the related derivative asset or liability is derecognized upon settlement. If an option contract expires unexercised, the related derivative asset or liability is derecognized upon expiration. Gains and losses related to ETH option contracts, including fair value remeasurement and settlements, are recorded within other income (expense) in the consolidated statements of operations and comprehensive income (loss).
The fair value of ETH option contracts is determined using observable market inputs where available, including quoted prices for similar instruments, ETH spot prices, implied volatility, time to expiration, and counterparty credit considerations. These inputs are classified within Level 2 of the fair value hierarchy.
The Company may be required to post cash collateral with counterparties in connection with its ETH option contracts. Cash collateral posted is accounted for separately from the related derivative instrument and is not offset against derivative assets or liabilities, regardless of the existence of a master netting arrangement. Cash collateral posted is presented separately on the consolidated balance sheets and classified based on its expected release date. Cash flows associated with derivative instruments, including settlements and option premiums paid or received, are classified as investing activities in the consolidated statements of cash flows. Cash collateral paid is classified as an investing activity, and cash collateral received is classified as a financing activity.
As of August 31, 2026, the Company had no open derivative instruments.
Equity Security Investment
The Company accounts for its equity security investment for which it does not have significant influence under in accordance with 321. For investments that do not have a readily determinable fair value, the Company has elected the measurement alternative to account for the investment. Such investments are recorded at cost and subsequently measured at cost, less impairment, and adjusted for changes in the fair value of the investment for any observable transactions in orderly markets for identical or similar investments; adjustments are recognized in earnings in the period of the change. The Company evaluates these investments for impairment when indicators exist and records an impairment loss if the carrying amount is not recoverable. Dividends are recognized in earnings when the Company’s right to receive payment is established, and gains or losses on disposals are recognized in earnings when realized.
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
For an investment that qualifies for the equity method, the Company has elected the fair value option under ASC 825-10, Financial Instruments. The fair value option is elected on an instrument-by-instrument basis. The fair value option may be elected on the date the investment first becomes subject to the equity method of accounting and, once elected, is irrevocable. When the fair value option is elected, the Company measures its entire equity interest in the investee — including any additional interests subsequently acquired — at fair value in accordance with ASC 820, Fair Value Measurement, rather than under the equity method. The investment is remeasured to fair value using Level 1 measurements at each reporting date, with changes in fair value (unrealized gains and losses) recognized in earnings in the period of change. Upfront costs and fees related to an item for which the fair value option is elected are recognized in earnings as incurred. Dividends are recognized in earnings when the Company’s right to receive payment is established, and realized gains and losses on disposal are recognized in earnings when realized.
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
Retirement of Common Stock
When shares of the Company’s common stock are repurchased and retired, the par value of the retired shares is recorded as a reduction of common stock. Any excess of the repurchase price over par value is recorded as a reduction of additional paid in capital to the extent sufficient paid in capital is available. Once no additional paid in capital is available, any excess of the repurchase price over par value is recorded as a reduction of accumulated deficit. Retired shares are restored to the status of authorized but unissued shares and are not presented as treasury stock.
Recent Accounting Pronouncements
The Company has not adopted any new accounting pronouncements since the audited consolidated financial statements for the year ended August 31, 2026.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended August 31, 2026, on a prospective basis. While the adoption of this ASU did not have a material effect on the Company’s financial condition, results of operations or cash flows, there are increased disclosures required in the Notes to the Financial Statements.
In December 2025, the FASB issued ASU 2025‑12, Codification Improvements (“ASU 2025‑12”), which makes technical corrections, clarifications, and other incremental improvements to various topics in the Accounting Standards Codification. The amendments span a wide range of topics and include clarifications to diluted earnings‑per‑share calculations, updates to disclosure requirements for certain lease receivables, refinements to the calculation of reference amounts for beneficial interests, clarification of permissible methods for treasury stock retirements, and guidance regarding the transfer and measurement of receivables arising from contracts with customers. ASU 2025‑12 is effective for the Company for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, and Early adoption is permitted. The Company early adopted this standard and applied the stock retirement to the stocks retired in the year ended August 31, 2026. With this adopted standard,additional paid in capital was reduced by $353,843 in connection with the retirement of common stock.
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
The total consideration transferred was $30.3 million and consisted of (i) cash consideration of $6.1 million, subject to post-closing adjustment, (ii) 501,545 shares of the Company's common stock with an Acquisition Date fair value of $10.5 million, subject to a six-month lock-up with monthly releases thereafter, (iii) deferred consideration with an estimated fair value of $12.0 million, payable in twelve equal quarterly installments over 36 months, with 75% payable in cash and 25% payable in shares of the Company’s common stock, and (iv) contingent earnout consideration with an estimated fair value of $1.8 million, payable in shares of the Company’s common stock upon achievement of specified annual recurring revenue targets during the twelve months following the Acquisition Date. The fair value of the common stock consideration was determined based on the quoted market price of the Company's common stock on the Acquisition Date. The undiscounted amount payable under the contingent earnout arrangement ranges from $0 to $11.8 million.
The acquisition is accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company has preliminarily allocated the consideration transferred to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition Date, with excess recorded as goodwill. Goodwill of $21.7 million primarily represents expected synergies from integrating the acquired staking platform and validator operations with the Company's digital asset treasury and staking operations through MAVAN, including operational efficiencies, expanded staking capabilities, future growth opportunities, and the value of the assembled workforce that does not qualify for separate recognition as an identifiable intangible asset. None of the goodwill recognized in connection with the acquisition is expected to be deductible for income tax purposes.
As of August 31, 2026, the purchase price allocation remains preliminary as the Company continues to evaluate the fair value of identifiable intangible assets, certain assets acquired and liabilities assumed, and contingent consideration. During the measurement period, provisional amounts have been and may be further adjusted to reflect new information about facts and circumstances that existed as of the Acquisition Date, with a corresponding adjustment to goodwill. The preliminary purchase price allocation, including identifiable intangible assets consisting primarily of developed technology, customer relationships, and other intangible assets and subsequent adjustments made during the measurement period, is presented below.

Fair value of assets acquired and liabilities assumed:	Acquisition date fair value	Measurement period adjustment	Updated acquisition date fair value
Cash and cash equivalents	$166	—	$166
Other current assets	560	—	560
Investments	3,039	—	3,039
Digital assets	1,981	—	1,981
Other assets	6	664	670
Intangibles - Technology	4,675	(1,175)	3,500
Intangibles - Customer relationships	6,225	(1,075)	5,150
Intangibles - Trade name	300	(300)	—
Goodwill	14,720	7,002	21,722
Other current liabilities	(701)	—	(701)
Deferred tax asset (liability)	333	(2,588)	(2,255)
Deferred liability	(535)	—	(535)
Specified investments liability	(2,954)	—	(2,954)
Total net assets acquired	$27,815	$2,528	$30,343
The Company incurred acquisition‑related costs of $0.4 million for the year ended August 31, 2026, consisting primarily of legal, advisory, and due diligence fees. These costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The acquisition also resulted in the recognition of a noncontrolling interest of $0.6 million as of the Acquisition Date.
Since the Acquisition Date, MAVAN (formerly Pier Two) contributed revenue of $10.8 million and net loss of less than $0.1 million, which are included in the Company's consolidated statements of operations and comprehensive income (loss) for the year ended August 31, 2026.
The following unaudited pro forma information presents the combined results of operations as if the acquisition had occurred at the beginning of comparable prior annual period, after giving effect to certain adjustments. The pro forma results are not necessarily indicative of what would have occurred had the acquisition been completed on that date, nor are they indicative of future results.

	August 31, 2026	August 31, 2025
Revenue	$140,586	$10,135

Net income (loss)	$(6,315,724)	$347,296

NOTE 4 – DIGITAL ASSETS
The following table sets forth the units held, cost basis, and fair value of both BTC and ETH held, as shown on the balance sheet as of August 31, 2026:

	Units	Cost Basis	Fair Value
Bitcoin	211	$22,733	$16,573
Ether	5,901,837	19,948,168	14,558,881
Other digital assets	282,901	40	1,615
Total	6,184,949	$19,970,941	$14,577,069
The following table sets forth the units held, cost basis, and fair value of both BTC and ETH held, as shown on the balance sheet as of August 31, 2025:

	Units	Cost Basis	Fair Value
Bitcoin	192	$20,863	$20,923
Ether	1,874,927	7,426,698	8,260,607
Total	1,875,119	$7,447,561	$8,281,530
Cost basis is equal to the cost of the digital asset, net of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted digital assets prices within the Company’s principal market at the time of measurement (midnight UTC).

The following table presents a reconciliation of digital assets held as of August 31, 2026:

	Bitcoin		Ethereum		Other digital assets
	Balance	Quantity	Balance	Quantity	Balance	Quantity	Total
Fair value, beginning balance - August 31, 2025	$20,923	192	$8,260,607	1,874,927	$—	—	$8,281,530
Revenue received from staking and validation	1,355	19	110,927	53,877	1,021	—	113,303
Purchases	350	3	12,410,908	3,973,023	2,542	481,739	12,413,800
Additions from acquisition	—	—	514	242	818	5,265,611	1,332
Sales	—	—	(461)	(194)	(2,797)	(5,464,449)	(3,258)
Cryptocurrency used to pay expenses	(322)	(3)	(315)	(77)	(95)	—	(732)
Change in the fair market value	(5,733)	—	(6,223,375)	—	126	—	(6,228,982)
Other additions	—	—	76	39	—	—	76
Fair value, ending balance - August 31, 2026	$16,573	211	$14,558,881	5,901,837	$1,615	282,901	$14,577,069

The following table presents a reconciliation of digital assets held as of August 31, 2025:

	Bitcoin			Ethereum
	Balance	Quantity		Balance	Quantity	Total
Fair value, beginning balance - August 31, 2024	$15	0.3		$—	—	$15
Additions from mining and hosting activity	3,133	34.1		—	—	3,133
Additions from purchases	20,404	191.7		7,452,402	1,874,926.8	7,472,806
Additions from advance payments	386	3.3		—	—	386
Direct payments in digital assets	(1,379)	(7.6)		—	—	(1,379)
Sales	(2,187)	(23.8)		—	—	(2,187)
Realized gains	—	(6.3)		3,748	—	3,748
Change in the fair market value	551	—		804,457	—	805,008
Fair value, ending balance - August 31, 2025	$20,923	191.7	191.7	$8,260,607	1,874,926.8	$8,281,530

NOTE 5 – ACCRUED LIABILITIES
As of August 31, 2026 and 2025, accrued liabilities are composed of the following:

	Fiscal Year Ended
	2026	2025
Accrued professional services fees	$2,769	$1,492
Accrued digital asset management fees	6,530	3,420
Accrued equity management fees	1,062	1,382
Accrued officer compensation	138	1,734
Accrued other	1,149	866
Accrued weekly perpetual dividends	554	—
Total accrued liabilities	$12,202	$8,894
NOTE 6 – INVESTMENTS
Investment in Beast Industries

During the second financial quarter of 2026, the Company completed a strategic minority investment in Beast Industries Co. (“Beast Industries”), a privately held Delaware corporation. On January 15, 2026, the Company acquired 3,974,167 shares of Series C preferred stock of Beast Industries at a purchase price of $40.26 per share, for total cash consideration of $160,000, pursuant to a Series C Preferred Stock Purchase Agreement. In addition, on the same date, the Company acquired 709,672 shares of common stock in a secondary transaction from an existing shareholder for cash consideration of $20,000. The common shares acquired were originally issued as Class B common stock and automatically converted into Class A common stock upon transfer to the Company in accordance with Beast Industries’ certificate of incorporation. Collectively, these transactions resulted in total cash consideration of $180,000. As part of the investment, the Company also capitalized $6,024 of transaction costs directly related to the transaction. In connection with the Series C investment, the Company also entered into a side letter agreement pursuant to which Beast Industries has the right, exercisable for a limited period, to notify the Company of its election to sell up to $20,000 of additional preferred equity to the Company at the Series D preferred stock price, with the same rights, preferences, and priorities as the Series C preferred stock. Upon receipt of such notice, the Company has a 30-day period to elect to purchase the additional preferred equity. As of August 31, 2026, Beast Industries has not exercised its notification right, and the Company has not purchased any additional preferred equity under the agreement.
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
As of August 31, 2026, the investment in Beast was $186,024 and recorded as an asset within “equity investment measured at cost” in the consolidated balance sheets. There was no impairment recorded for the year ended August 31, 2026.
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
The Company elected the fair value option under ASC 825 to account for the investment in Eightco. As of August 31, 2026, the closing trading price of Eightco common stock was $0.77 per share, and the fair value of the Company’s investment in Eightco was $77,102. For the year ended August 31, 2026, the Company recorded a change in the fair value of equity method investment of $(22,898) on its investment in Eightco within other income (expense) in its consolidated statements of operations and comprehensive income (loss).
NOTE 7 – LEASES
The Company commenced leasing an office in Norwalk, Connecticut, effective as of February 18, 2026, which serves as its corporate headquarters. Office space represents the Company’s only material class of underlying assets under operating leases, and the Company has no finance leases. Further, the company did not have any operating leases for the fiscal year ended August 31, 2025. The Company recorded operating lease costs within "General and administrative expenses" for the year ended August 31, 2026 of $86. The Company’s operating right-of-use assets and lease liabilities are as follows:

August 31, 2026
Operating lease right-of-use assets	$1,323
Accumulated amortization on operating right-of-use assets	(56)
Operating lease right-of-use assets, net	$1,267

August 31, 2026
Operating lease liabilities, current portion	$106
Operating lease liabilities, non-current portion	1,189
Total operating lease liabilities	$1,295
The current portion of the Company’s operating lease liabilities are recorded within “Other current liabilities” on the consolidated balance sheets. The weighted average lease term and discount rate as of August 31, 2026 is as follows:

August 31, 2026
Weighted-average remaining lease term:
Operating leases	9.67 years
Weighted-average discount rate:
Operating leases	4.35%
The following table presents other lease details for the year ended August 31, 2026:

August 31, 2026

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$59
Right-of-use assets obtained in exchange for new lease obligations
Operating leases	$1,323
The following table presents the maturities of the Company’s operating lease liabilities as of August 31, 2026:

Years Ended August 31,	August 31, 2026
2027	$160
2028	161
2029	163
2030	164
2031	165
Thereafter	772
Total lease payments	1,585
Less: amounts representing interest	(290)
Total present value of lease liabilities	$1,295
NOTE 8 – STOCKHOLDERS’ EQUITY
Common Stock
On January 15, 2026, the Company’s stockholders approved an amendment to increase the total number of shares of common stock the Company is authorized to issue from 500,000,000 shares to 50,000,000,000 shares.
On July 9, 2025, the Company entered into a Controlled Equity Offering Sales Agreement with each of Cantor Fitzgerald & Co. and ThinkEquity LLC, pursuant to which the Company, from time to time, at its option may offer and sell shares (the "ATM Shares") of its common stock, par value $0.0001 per share, to or through Cantor, acting as principal and/or the sole designated sales agent having an aggregate sales price of up to $2,000,000 (the “ATM Offering”). On July 24, 2025, the Company filed a supplement to the prospectus with the SEC to increase the aggregate amount available for sale under the ATM Offering pursuant to the Sales Agreement to up to $4,500,000 (the “ATM Sales Increase”). On August 12, 2025, the Company filed an additional prospectus supplement providing for the sale of up to an additional $20.0 billion of ATM Shares, resulting in aggregate offering capacity of up to $24.5 billion under the ATM Offering.
Subject to the terms and conditions of the Sales Agreement, Cantor will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the ATM Shares from time to time, based upon the Company’s instructions. The Company has provided the Agents with customary indemnification and contribution rights in favor of the Agents, and the Agents will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of the ATM Shares pursuant to the Sales Agreement. During the year ended August 31, 2026, the Company sold 395,136,273 shares of common stock pursuant to the ATM Offering and received gross cash proceeds of $13,201,495 net of the issuance cost of $260,705. During the year ended August 31, 2025, the Company sold 170,695,568 shares of common stock pursuant to the ATM Offering and received cash proceeds of $7,717,761 net of the issuance cost of $114,277.
During the year ended August 31, 2026, the Company paid cash dividends totaling $4,258 ($0.01 per share) to holders of common stock. No dividends were paid in the year ended August 31, 2025. These dividends were recorded as a reduction to accumulated deficit.
Share Repurchase Program
On April 9, 2026, the Company’s Board of Directors authorized a share repurchase program of up to $4.0 billion of the Company’s common stock. During the year ended August 31, 2026, the Company repurchased and retired 20.8 million shares of its common stock for an aggregate purchase price of $353.8 million, at an average price of $17.00 per share. As of August 31, 2026, $3.6 billion remained available for repurchases under the program.
Registered Direct Offering ("RDO") Transaction

On September 22, 2025, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which it issued (i) 5,217,715 shares of common stock at a price of $70 per share and (ii) warrants to purchase up to 10,435,430 shares of common stock at an exercise price of $87.50 per share ("2025 Sept Common Stock Warrants"). The warrants are immediately exercisable and expire on March 22, 2027. The exercise price and number of shares issuable upon exercise are subject to adjustment for certain corporate events, including stock dividends, splits, and fundamental transactions. The warrants contain standard anti-dilution provisions and may be adjusted in connection with certain fundamental transactions. In the event of a fundamental transaction, the holder may be entitled to receive cash, securities, or other property, consistent with the terms of the warrant agreement.
The warrants are classified as liabilities in accordance with ASC 815, as they contain provisions that could require net cash settlement in circumstances not solely within the Company’s control. Upon issuance, the warrant liability was measured at fair value using a Black-Scholes valuation model. The warrant liability is remeasured at fair value at each reporting date, with changes in fair value recognized in earnings and is classified within Level 3 of the fair value hierarchy because the valuation incorporates significant inputs that are not observable in the market.
At August 31, 2026, the fair value of the warrant liability was $1,357. The fair value was determined using the Black-Scholes option pricing model, with the following key inputs:

Stock Price	$25.32
Exercise Price	$87.48
Expected Term (in years)	0.56
Risk-Free Interest Rate	3.97%
Expected Volatility	75.00%
Expected Dividend Yield	0.04%

For the year ended August 31, 2026, the Company recognized a gain of $257,859 related to changes in the fair value of the warrant liability. During the year ended August 31, 2026, no liability classified warrants were exercised and all remained outstanding as of August 31, 2026. There were no liability classified warrants held as of August 31, 2025.
Series A and B Convertible Preferred Stock
The Company was authorized to issue 500,000 shares of Series A Convertible Preferred Stock and 3,000 shares of Series B Convertible Preferred Stock. The Series A Convertible Preferred Stock carries a liquidation preference of $10 per share, plus any declared but unpaid dividends, while the Series B Convertible Preferred Stock carries a liquidation preference of $1,000 per share, plus any declared but unpaid dividends.
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
Non-Controlling Interests

Non-controlling interests represent Ethereum Tower LLC's 2.0% ownership in MAVAN Holdings. The ownership interest was granted in connection with the Management Services Agreement entered into as part of the Pier Two acquisition. The non-controlling interest is presented as a separate component of stockholders' equity in the accompanying consolidated balance sheets.
Net income attributable to the non-controlling interest is allocated based on the ownership percentage and is reflected separately in the consolidated statements of operations and comprehensive income (loss).

NOTE 9 – STOCK-BASED COMPENSATION
Restricted Stock Awards ("RSAs")
All RSAs were vested as of August 31, 2025 and the Company did not issue any additional RSAs for the year ended August 31, 2026.
During the year ended August 31, 2025, the Company recognized compensation expenses of $2,425 for RSAs. The Company did not recognize any compensation expenses for RSAs for the year ended August 31, 2026.
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
The following table summarizes the Company’s time-based RSU stock activities for the periods indicated:

	RSUs (Time-based)	Weighted Average Grant Date Fair Value
Unvested shares at August 31, 2025	—	$—
Granted	1,877,328	28.00
Vested	(773,132)	28.04
Forfeited	(27,747)	43.62
Unvested shares at August 31, 2026	1,076,449	$27.57
The following table summarizes the Company’s performance-based RSU stock activities for the periods indicated:

	RSUs (Performance-based)	Weighted Average Grant Date Fair Value
Unvested shares at August 31, 2025	—	$—
Granted	4,500,000	25.39
Vested	—	—
Forfeited	—	—
Unvested shares at August 31, 2026	4,500,000	$25.39
Stock Options
Stock options have service conditions with a vesting period of one year.
The following table summarizes the Company’s Options activities for the periods indicated:

	Options	Weighted Average Exercise Price	Average Remaining Contract Term (in Years)	Aggregate Intrinsic Value
Outstanding - August 31, 2025	—	$—	0	$—
Granted	359,124	21.10	0	$—
Forfeited	—	—	0	$—
Outstanding - August 31, 2026	359,124	$21.10	9.6	$1,770
Exercisable - August 31, 2026	104,031	$22.29	9.5	$443

Share-based compensation expense is recorded in “General and administrative expenses” in the consolidated statements of operations and comprehensive income (loss). During the year ended August 31, 2026, the Company recognized compensation expenses of $55,905 for RSUs. During the year ended August 31, 2026, the Company recognized compensation expenses of $2,626 for Options. Additionally, the Company recognized compensation expenses of $517 for fully vested common shares issued to a director of the Board in the year ended August 31, 2026.
For the year ended August 31, 2025, the Company recognized share-based compensation expenses of $2,425.
As of August 31, 2026, unrecognized compensation expenses for time-based RSUs is $21,066, which is expected to be amortized over an average of 1.35 years; unrecognized compensation expenses for performance-based RSUs is $88,858, which is expected to be amortized over an average of 2.69 years; unrecognized compensation expenses for stock options is $3,183, which is expected to be amortized over an average of 0.56 years.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.84%-3.94%
Expected term in years	5.28-5.31
Exercise price	$19.46 - $29.80
Expected Volatility	110%
Expected dividend yield	0.00%
Equity Classified Warrants
During 2025, the Company issued the Placement Agent Warrants, Strategic Advisor Warrants, and Representative Warrants in exchange for services, all of which were equity-classified under ASC 718. The Placement Agent Warrants are exercisable for 1,231,945,000 shares at $5.40 per share, were fully vested and immediately exercisable upon issuance, and have a five-year term. Their grant-date fair value of $134,645 was recorded as an issuance cost against the June Offering proceeds. The Representative Warrants have a $10.00 exercise price, were fully vested upon issuance and exercisable beginning December 1, 2025, and have an approximately five-year term. Their grant-date fair value of $852 was recorded as an issuance cost against the related offering proceeds. The Strategic Advisor Warrants are exercisable for 3,192,620 shares at $5.40 per share, were fully vested upon issuance, and have a five-year term. Their grant-date fair value of $348,959 was expensed in 2025.
During the year ended August 31, 2026, 78,500 Representative Warrants and 156,965 Strategic Advisor Warrants were exercised. As of August 31, 2026 and August 31, 2025, 2,872,929 shares of the warrants were outstanding. No share-based compensation expense related to these warrants was recognized in 2026
No share-based compensation expense was recorded for these warrants during the years ended August 31, 2026. During the year ended August 31, 2025, the Company recognized $348,959 of share-based compensation expense related to the Strategic Advisor Warrants.

NOTE 10 – REDEEMABLE PREFERRED STOCK
Issuance
On June 10, 2026, the Company issued 3,500,000 shares of 9.50% Redeemable Series A Preferred Stock at $80.00 per share. Gross proceeds were $280,000. Direct and incremental issuance costs were $8,522, resulting in an initial temporary-equity carrying amount of $271,478.
Terms
The Redeemable Series A Preferred Stock has a stated amount of $100, is not convertible at the option of the Holders, ranks senior to common stock and accumulates cumulative cash dividends at 9.50% per annum. Unpaid dividends may compound at increasing rates, subject to a maximum annual rate of 15%.

Classification and measurement
The Redeemable Series A Preferred Stock is classified in temporary equity due to a feature which allows Holders of the preferred stock to redeem their shares of preferred stock upon the occurrence of a Fundamental Change event. As the occurrence of a Fundamental Change event is not solely within the Company's control, the preferred stock falls within the temporary equity guidance. The Redeemable Series A Preferred Stock was initially recorded at fair value (gross proceeds less issuance costs) and is not subsequently remeasured unless the instrument becomes redeemable or there is a change in the probability of redemption
Redemption features
The Redeemable Series A Preferred Stock is perpetual and has no mandatory redemption date. However, if a Fundamental Change occurs, holders may require the Company to repurchase their shares for cash at the $100 stated amount per share plus accumulated and unpaid dividends. A Fundamental Change includes a person or group acquiring more than 50% of the voting power of the Company's common stock, or a sale of all or substantially all of the Company's assets or a similar transaction. The Company may also redeem all, but not less than all, of the outstanding shares at the liquidation preference plus accumulated and unpaid dividends if fewer than 25% of the shares originally issued remain outstanding or if a specified Tax Event occurs. Liquidation preference has a $100 redemption price floor with a potentially higher amount depending on specific events driven by the fair value of the preferred stock.
Dividends
After being declared, dividends for the Redeemable Series A Preferred Stock are paid on a weekly basis. During fiscal year ended August 31, 2026, the Company declared regular dividends of $2.24 per share, or $7,850 in total, and paid $7,296. As of August 31, 2026, declared but unpaid dividends were $554.
NOTE 11 - GOODWILL AND INTANGIBLE ASSETS
The following table presents the changes in goodwill during the year ended August 31, 2026.

Total
Net balance at September 1, 2025	$—
Acquisition during the period	21,722
Net balance at August 31, 2026	$21,722
No impairment of goodwill was recorded during the years ended August 31, 2026 and 2025.
Intangible assets, net as of August 31, 2026 consist of the following:

Asset	Estimated useful life (Years)	August 31, 2026
Technology	6	$3,500
Customer relationships	10	5,150
Gross carrying amount of intangible assets		8,650
Accumulated amortization		(543)
Intangible assets, net		$8,107
The estimated future amortization expense for each of the next five years for all identifiable intangible assets is as follows:

August 31, 2026
2027	$1,068
2028	1,068
2029	1,068
2030	1,068
2031	718
Thereafter	3,117
$8,107
Amortization expense was $543 for the year ended August 31, 2026.
NOTE 12 – INCOME TAXES
The domestic and foreign components of income before income taxes were as follows:

	August 31, 2026	August 31, 2025
Domestic Operations	$(6,405,297)	$440,872
Foreign Operations	(384)	—
Total	$(6,405,681)	$440,872
The (benefit from) provision for income taxes consisted of the following for the periods indicated:

	August 31, 2026	August 31, 2025
Current
Federal	$—	$—
State	—	—
Foreign	—	—
Total Current	—	—
Deferred
Federal	(92,295)	92,295
State	—	—
Foreign	—	—
Total Deferred	$(92,295)	$92,295
Provision for Income Taxes	$(92,295)	$92,295
The benefit from or provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company's loss before income taxes as follows for the periods indicated:

	Rate	Tax	Gross
US Federal Statutory Tax Rate	21.00%	$(1,345,193)	$(6,405,681)
Foreign Tax Effects - Australia	—%	—	—
Changes in Valuation Allowances	(19.55)%	1,252,460	5,964,097
Nontaxable or Nondeductible Items	(0.01)%	494	2,297
Other Reconciling Items	—%	(56)	(267)
Total Tax Expense	1.44%	$(92,295)	$(439,553)

Income taxes paid, net of refunds received, were not material for the year ended August 31, 2026.
Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows for the periods indicated:

Noncurrent Deferred Tax Assets/(Liabilities)	August 31, 2026	August 31, 2025
Deferred Tax Assets
Net Operating Losses	$57,154	$2,231
Section 163(j) Interest Limitation Carryforwards	—	51
Accrued Liabilities	—	364
Lease Liability	266	—
Stock-Based Compensation	86,260	73,983
Capital Loss Carryforwards	58	—
Deferred Straddle Loss	142	—
Unrealized Loss on Derivatives	21,199	—
Unrealized Loss on Investments	4,809	—
Unrealized Loss on Cryptocurrency	1,139,580	—
Total DTAs	$1,309,468	$76,630
Deferred Tax Liabilities
Depreciation & Amortization	(3,045)	(333)
Right of Use Asset	(272)
Unrealized Gain on Warrants	(55,947)	—
Unrealized Gain/Loss on Cryptocurrency	—	(168,592)
Total DTLs	$(59,264)	$(168,925)
Net Deferred Tax Asset/(Liability)	$1,250,204	$(92,295)
Less Valuation Allowance	(1,252,460)	—
	$(2,256)	$(92,295)
As previously disclosed for the fiscal year ended August 31, 2025, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

Effective Tax Rate Reconciliation	August 31, 2025
US Taxable Income at 21%	21.0%
Derecognition of Deferred Tax Assets	(0.2)%
Nondeductible Expenses	—%
Effective Tax Rate	20.9%
As of August 31, 2026 and 2025, the Company had $271.9 million and $10.6 million, respectively, of U.S. federal and foreign net operating loss carryforwards. The underlying federal and foreign net operating loss carryforwards may generally be carried forward indefinitely, subject to applicable limitations.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and the Australian foreign jurisdiction. The Company is generally not subject to federal or state examination for periods prior to August 31, 2023. The tax years starting from 2024 remain open to examination by the Australian Taxation Office.
A valuation allowance is established when management determines, based on the weight of available positive and negative evidence, that it is more likely than not that some portion or all of a deferred tax asset will not be realized. During the year ended August 31, 2026, management reassessed the realizability of the Company’s deferred tax assets, including the expected reversal of existing temporary differences and the Company’s cumulative operating results.
After considering all available evidence, management concluded that sufficient positive evidence did not exist to support realization of the Company’s net deferred tax assets as of August 31, 2026. Accordingly, the Company recorded a valuation allowance against its net deferred tax assets. The Company will continue to evaluate the realizability of its deferred tax assets in future periods, and the valuation allowance may be adjusted if there is a change in the amount or nature of the available positive and negative evidence.
As of August 31, 2026 and 2025, the Company had no uncertain tax positions requiring recognition under ASC 740.
NOTE 13 – EARNINGS PER SHARE
EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the components used in the computation of basic and diluted earnings per share:

(In thousands, except share and per share data)	Fiscal Year Ended August 31, 2026	Fiscal Year Ended August 31, 2025
Basic earnings per share:
Numerator:
Net income (loss) allocated to common stockholders	$(6,313,385)	$348,577
Less: Deemed dividend to participating preferred stock	—	(2,961)
Less: allocation to participating preferred stock	—	(17,455)
Less: Cumulative dividend for Redeemable Preferred Stock	(7,850)	$—
Net income (loss) available to common stockholders — basic	$(6,321,235)	$328,161

Denominator:
Weighted average common shares outstanding - basic	482,292,553	24,137,713
Basic earnings per common share	$(13.11)	$13.60

Diluted earnings per share:
Numerator:
Net income (loss) available to common stockholders — diluted	$(6,321,235)	$328,681
Denominator:
Weighted average common shares outstanding - basic	482,292,553	24,137,713
Add: dilutive securities
Warrants	—	345,239
RSAs	—	32,274
Weighted average common shares outstanding - diluted	482,292,553	24,515,226
Diluted earnings (loss) per common share	$(13.11)	$13.41
Convertible Series A Preferred Stock and Series B Preferred Stock were outstanding during the period ended August 31, 2025 but were excluded from diluted earnings per share computation as they were anti-dilutive.
The Company was in a loss position for the fiscal year ended August 31, 2026 presented and hence excluded the dilutive impact of potential equity securities.

The following table summarizes the securities that were not included in the computation of diluted income per common share:

	Outstanding as of August 31, 2026	Outstanding as of August 31, 2025
C-3 Warrants (1)	1,280	1,280
2025 Sept Common Stock Warrants (1)	10,435,430	—
Options (1)	359,124	—
Strategic Advisor Warrants (2)	2,820,774	—
Representative Warrants (2)	50,875	—
Time Based-RSUs (2)	1,076,449	—
Performance Based-RSUs (3)	4,500,000	—
(1)C-3 Warrants, 2025 Sept Common Stock Warrants and Options were out-of-money during year ended August 31, 2026. C-3 Warrants are out-of-money during FY 2025 because the exercise price exceeded the average fair value during the period.
(2)Time based RSUs, Strategic and Representative Warrants were excluded due to a net loss position during the year ended August 31, 2026.
(3)Out of the total Performance based RSUs, contingency for 500,000 RSUs based on 4% ETH holding is met as of the year ended August 31, 2026. However, these RSUs are not included in the calculation of diluted EPS due to net loss position during the reporting period. For the remaining Performance based RSUs the contingency based on stock price, market cap and certain other conditions were not met as of August 31, 2026.
NOTE 14 – SEGMENT REPORTING
In accordance with ASC 280-10, Segment Reporting, management has determined that the Company operates as one reportable segment. This conclusion reflects the manner in which the Chief Executive Officer, who serves as the Company’s Chief Operating Decision Maker (“CODM”), reviews financial performance and allocates resources, particularly focusing on Consolidated Operating Income in their assessment of performance. The CODM regularly reviews consolidated financial results in their entirety rather than discrete financial information by line of business, geography, or asset type. Accordingly, management concluded that the Company’s operations represent a single reportable segment. Given that the Company has identified one reportable segment, the segment results correspond directly to the Annual Statements.
The CODM reviews segment performance primarily based on consolidated operating income and does not regularly receive or review disaggregated expense information for purposes of assessing performance or allocating resources. Accordingly, no additional segment expense disclosures are required.
NOTE 15 – COMMITMENTS AND CONTINGENCIES
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
Under the terms of the Consulting Agreement, the Company is obligated to pay ETH Tower a consulting fee calculated as follows:
•1.00% per annum on digital assets managed up to $1,000,000
•0.50% per annum on digital assets managed from $1,000,000 to $5,000,000; and
•0.25% per annum on digital assets managed above $5,000,000.

The fee is earned daily and paid monthly, which may be settled in cash or digital assets.
The Consulting Agreement is non-cancelable except under limited circumstances. If the Company terminates the Consulting Agreement without cause, ETH Tower is entitled to 85% of all fees that would have accrued through the end of the term as liquidated damages.
During the year ended August 31, 2026 and 2025, the Company recorded $55,034 and $3,420 in expenses related to the consulting agreement with the third-party service provider, respectively.
In connection with the acquisition of Pier Two, the Company entered into a Management Services Agreement with ETH Tower pursuant to which ETH Tower provides management and operational services to MAVAN Holdings. The agreement has an initial term of ten years and provides for compensation consisting of a 2.0% membership interest in MAVAN Holdings and revenue-based fees related to certain staking activities. The agreement may be terminated under specified circumstances. If terminated by the Company prior to the expiration of the term, ETH Tower may be entitled to continue receiving certain revenue participation payments or elect a lump-sum termination payment. The Company recognized $932 under the agreement during the year ended August 31, 2026, of which $267 were accrued and unpaid as of August 31, 2026.
Contingencies
From time to time, the Company is subject to legal proceedings that arise in the ordinary course of business. While any legal proceeding or claim has an element of uncertainty, the Company believes the outcome of each lawsuit, claim or legal proceeding that is pending or threatened, or all of them combined, will not have a material adverse effect on the Company’s consolidated financial position or results of operations. It is possible, however, that future results of operations could be materially and adversely affected by any new developments relating to the legal proceedings and claims. As of August 31, 2026, and 2025, no legal matters were considered probable and reasonably estimable.
NOTE 16 – SUBSEQUENT EVENTS
On September 1, 2026, the Company entered into two-year ecosystem agreement with a third party under which the Company agreed to provide aggregate funding of up to $5.0 million to support the development of institutional solutions for Ethereum ecosystem. The funding is payable in installments contingent upon the achievement of specified milestones. The Company is also entitled to a share of revenues generated from the resulting offering.
Effective September 3, 2026, the Company and Ethereum Tower LLC mutually agreed to terminate their existing Management Services Agreement. The Company incurred no termination fee in connection with the termination.
On September 4, 2026, MAVAN Holdings LLC, a subsidiary of BMNR Subsidiary One, LLC, entered into a services agreement with American Validator LLC for advisory services relating to Ethereum staking. Pursuant to the agreement, American Validator LLC will earn a monthly advisory fee equal to 1.5% of native staking rewards earned on BMNR's staked ETH. The agreement's initial term is ten years, unless terminated earlier in accordance with its terms.
In September 2026, the Company entered into grant agreements three unrelated parties for fund the development of zero-knowledge virtual machine technology intended to support Ethereum scaling. The agreements provide for aggregate funding up to $4.5 million, payable in installments, a portion of which contingent upon the achievement of specified performance milestones.
On September 28, 2026, the Company's subsidiary, MAVAN Inc. entered into a non-custodial validation services agreement with a third party under which MAVAN Inc. will provide staking infrastructure services in exchange for a fee based on a percentage of the staking rewards generated.

INDEX TO EXHIBITS

Exhibit Number	Description
1.1
Underwriting Agreement, dated June 4, 2026, by and among Bitmine Immersion Technologies, Inc., Moelis & Company, LLC and Cantor Fitzgerald & Co. (incorporated by reference to the Current Report on Form 8-K filed June 5, 2026).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Current Report on Form 8-K filed September 6, 2022).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective January 16, 2026 (incorporated by reference to the Current Report on Form 8-K filed January 20, 2026).
3.3	Amended and Restated Bylaws (incorporated by reference to Form S-1 (File No. 333-284361) filed January 21, 2025).
3.4	Certificate of Designations of 9.50% Redeemable Preferred Stock (incorporated by reference to Current Report on Form 8-K filed June 10, 2026).
4.4	Form of Pre-Funded Warrant, dated June 30, 2025 (incorporated herein by reference to Current Report on Form 8-K filed July 3, 2025).
4.5	Form of Strategic Advisor Warrant, dated July 8, 2025 (incorporated herein by reference to Current Report on Form 8-K filed July 9, 2025).
4.6	Form of Placement Agent Warrant, dated June 27, 2025 (incorporated herein by reference to Current Report on Form 8-K filed July 3, 2025).
4.7	Form of Representative’s Warrant, dated June 4, 2025 (incorporated herein by reference to Current Report on Form 8-K filed June 10, 2025).
4.8	Form of Warrant, dated September 22, 2025 (incorporated by reference to Current Report on Form 8-K filed September 22, 2025).
10.1	Form of Restricted Stock Agreement (incorporated by reference to Form S-1/A filed November 14, 2022).
10.2	Form of Underwriting Agreement by and between the Company and ThinkEquity LLC (incorporated by reference to Form S-1/A filed May 27, 2025).
10.3	Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. and ThinkEquity LLC (incorporated by reference to Current Report on Form 8-K filed July 9, 2025).
10.4
Form of Cash Securities Purchase Agreement, dated as of June 30, 2025, between the Company and each Purchaser (as defined therein) (incorporated by reference to Current Report on Form 8-K filed July 3, 2025).

10.5
Form of Cryptocurrency Securities Purchase Agreement, dated as of June 30, 2025, between the Company and each Purchaser (as defined therein) (incorporated by reference to Current Report on Form 8-K filed July 3, 2025).

10.6	Placement Agency Agreement, dated June 27, 2025, between the Company and ThinkEquity LLC (incorporated by reference to Current Report on Form 8-K filed July 3, 2025).
10.7
Form of Registration Rights Agreement, dated as of June 30, 2025, between the Company and each Purchaser (as defined therein) (incorporated by reference to Current Report on Form 8-K filed July 3, 2025).

10.8	Consulting Agreement, dated July 8, 2025, between the Company and Ethereum Tower LLC (incorporated by reference to Current Report on Form 8-K filed July 9, 2025).
10.9	Strategic Advisor Agreement, dated July 8, 2025, between the Company and Ethereum Tower Instant LLC (incorporated by reference to Current Report on Form 8-K filed July 9, 2025).
10.1	Open Market Share Repurchase Agreement, dated July 28, 2025 (incorporated by reference to Current Report on Form 8-K filed July 29, 2025).
10.11	Securities Purchase Agreement, dated September 22, 2025, between the Company and the purchaser party thereto (incorporated by reference to Current Report on Form 8-K filed September 22, 2025).
10.12	Employment Agreement, dated November 20, 2025, between the Company and Chi Tsang (incorporated by reference to Current Report on Form 8-K filed November 24, 2025).
27

10.13	Employment Agreement, dated January 7, 2026, between the Company and Young Kim (incorporated by reference to Current Report on Form 8-K filed January 9, 2026).
10.14
Share Purchase Agreement, dated March 24, 2026, by and among the Company, Standard Validator LLC, Pier Two Holdings Pty Ltd, and the sellers and preference shareholders party thereto (incorporated by reference to Current Report on Form 8-K filed March 30, 2026).

10.15	Registration Rights Agreement, dated March 24, 2026, by and among the Company and the sellers party thereto (incorporated by reference to Current Report on Form 8-K filed March 30, 2026).
10.16	Management Services Agreement, dated March 24, 2026, by and among BMNR Subsidiary One, LLC and Ethereum Tower LLC (incorporated by reference to Current Report on Form 8-K filed March 30, 2026).
10.17	Amendment No. 1 to Employment Agreement, dated April 2, 2026, by and between the Company and Chi Tsang (incorporated by reference to Current Report on Form 8-K filed April 7, 2026).
10.18
Mutual Termination Agreement, effective September 3, 2026, by and between BMNR Subsidiary One, LLC and Ethereum Tower LLC (incorporated by reference to Current Report on Form 8-K filed September 8, 2026).

14	Code of Ethics (incorporated by reference to the Annual Report on Form 10-K filed December 9, 2021).
19*	Insider Trading Policy.
21*	List of Subsidiaries.
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
23.2*	Consent of Bush & Associates CPA LLC, independent registered public accounting firm.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Accounting Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101.INS	Inline XBRL Instance Document (does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Scheme Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101.INS)
*Filed herewith.
** Furnished herewith.
28

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bitmine Immersion Technologies, Inc.
(Registrant)

By:	/s/ Chi Tsang
Name:	Chi Tsang
Title:	Chief Executive Officer

Date: November 10, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Chi Tsang	Chief Executive Officer and Director	November 10, 2026
Chi Tsang	(Principal Executive Officer)

/s/ Young Kim	Chief Financial Officer, Chief Operating Officer and Director	November 10, 2026
Young Kim	(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas Lee	Executive Chairman	November 10, 2026
Thomas Lee

/s/ Michael Maloney	Director	November 10, 2026
Michael Maloney

/s/ Lori Love	Director	November 10, 2026
Lori Love

/s/ David Sharbutt	Director	November 10, 2026
David Sharbutt

/s/ Olivia Howe	Director	November 10, 2026
Olivia Howe

/s/ Jason Edgeworth	Director	November 10, 2026
Jason Edgeworth

/s/ Robert Sechan	Director	November 10, 2026
Robert Sechan
29